Form 10-K
period 1993-12-31
SEAGULL ENERGY CORP
filed 1994-03-29
CIK 320321

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-8094

                           SEAGULL ENERGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                       74-1764876
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)
           1001 FANNIN, SUITE 1700
                HOUSTON, TEXAS                                  77002-6714
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 951-4700

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                               ON WHICH REGISTERED
- ------------------------------------------        ------------------------------------------
Common Stock, par value $.10 per share            New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     As of March 11, 1994, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $876,067,940.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                                                                       OUTSTANDING
                                                                       AT MARCH
                                  CLASS                                11, 1994
    -----------------------------------------------------------------  ---------
    Common Stock, par value $.10 per share                             36,064,649

                      DOCUMENTS INCORPORATED BY REFERENCE

                             DOCUMENT                              PART OF FORM 10-K
- ------------------------------------------------------------------ -----------------
(1) Annual Report to Shareholders for year ended                    PARTS I and II
     December 31, 1993
(2) Proxy Statement for Annual Meeting of                              PART III
     Shareholders to be held on June 1, 1994

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

PART I


ITEM 1.  BUSINESS

         Seagull Energy Corporation (the "Company" or "Seagull") is an independent energy company primarily engaged in natural gas exploration, development and production. The Company's operations are focused offshore Texas and Louisiana in the Gulf of Mexico and onshore in three principal geographic regions: (i) in the Mid-Continent Region located in western Oklahoma and the Texas Panhandle; (ii) in the Mid-South Region, primarily in the Arklatex area in eastern Texas and northern Louisiana and the Arkoma Basin in eastern Oklahoma and western Arkansas; and (iii) in western Canada. Seagull's two other business segments are also natural gas related: (i) pipeline and marketing, which include natural gas supply, marketing and transportation, principally in the southwestern United States; pipeline transportation of hydrocarbon products and petrochemicals in Texas and Louisiana; pipeline engineering, design, construction and operation; and natural gas processing in Texas; and (ii) natural gas transmission and distribution in Alaska. The Company was incorporated in Texas in 1973 as a wholly owned subsidiary of Houston Oil & Minerals Corporation ("HO&M"). In March 1981, the Company became an independent entity as a result of the spin-off of its shares to the stockholders of HO&M. The "Company" or "Seagull" refers to Seagull and its consolidated subsidiaries, unless otherwise indicated or the context otherwise suggests.

         For financial information relating to industry segments, see Note 15 of Notes to Consolidated Financial Statements of Seagull Energy Corporation and Subsidiaries. The Consolidated Financial Statements of Seagull Energy Corporation and Subsidiaries and the Notes related thereto (the "Consolidated Financial Statements") are included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto. During 1993, the Company derived no revenues and had no material assets outside the United States. See discussions below regarding the Seagull Canada Acquisition and interests in production licenses acquired in United Kingdom waters.


                           EXPLORATION AND PRODUCTION

         Seagull's exploration and production ("E&P") segment is the Company's primary growth area and is comprised of the following material direct and indirect wholly owned subsidiaries of the Company: Seagull Energy E&P Inc.; HO&M; Wacker Oil Inc; Seagull Midcon Inc.; Seagull Mid-South Inc., formerly Arkla Exploration Company; and Seagull Energy Canada Ltd., formerly Novalta Resources Inc.

         On January 4, 1994, an indirect wholly owned subsidiary of Seagull acquired all of the outstanding shares of stock of Novalta Resources Inc. ("Novalta") from Novacor Petrochemicals Ltd. (the "Seagull Canada Acquisition"). Effective as of the January 4, 1994 Closing Date, Novalta was amalgamated with Seagull Energy Canada Ltd., the indirect subsidiary of Seagull that acquired Novalta. The resulting amalgamated company was named Seagull Energy Canada Ltd. ("Seagull Canada").

         Seagull Canada's assets (the "Seagull Canada Properties") consist primarily of natural gas and oil reserves and developed and undeveloped lease acreage concentrated principally in a small number of fields located in

Alberta, Canada. According to reserve estimates prepared as of December 31, 1993 by the independent petroleum engineering firm, DeGolyer and MacNaughton, the Seagull Canada Properties had proved reserves totaling 257.4 billion cubic feet ("Bcf") of natural gas and 2.8 million barrels ("Bbl") of oil, condensate and natural gas liquids. Approximately 80% of these reserves and 75% of Seagull Canada's total producing wells are concentrated in 16 of 95 total fields.

         In 1993, a four-company exploration group including Seagull was awarded four production licenses in United Kingdom waters. The awards gave Seagull a 10% interest in three licenses in the Irish Sea totaling 398,319 acres and a 20% interest in a fourth license in the North Sea which totals 60,785 acres. Seismic studies and other evaluation activities on the licensed blocks have been ongoing since mid-1993. The first two of eight planned exploratory wells are scheduled during the latter part of 1994. During the first quarter of 1994, Seagull increased its interests in these licenses to 20% and 30%, respectively. Seagull anticipates that its share of exploration-related costs will approximate $13 million over the next five years as the program is currently structured.

         Seagull also has an active ongoing exploration program that has resulted in numerous natural gas discoveries since 1988 in the Gulf of Mexico, primarily in shallow waters off the central Texas Gulf Coast. The Company has in the past financed its gas and oil exploration and development activities through internally generated funds, bank borrowings and participation by industry partners on a prospect-by-prospect basis. The Company believes that its gas and oil exploration and development activities in the foreseeable future will be financed by internally generated funds. In 1994, the Company expects E&P capital expenditures to total approximately $160 million. Of this amount, about $50 million will be devoted to exploration, primarily in the Seagull Trend and elsewhere in the Gulf of Mexico, $100 million to development and $10 million to leasehold acquisition. Of the expected development capital expenditures, about $34 million is targeted for the Mid-South Region, $31 million for the Gulf of Mexico, $20 million for the Mid-Continent Region and $15 million for Western Canada. By comparison, 1993 capital expenditures for E&P activities totaled $98 million.

         Revenues from the sale of gas and liquids accounted for 60%, 38% and 32% of the Company's consolidated revenues for 1993, 1992 and 1991, respectively. As used in this Annual Report on Form 10-K, liquids means oil, condensate and natural gas liquids, unless otherwise indicated or the context otherwise suggests. Gas production in 1993 increased primarily as a result of contributions attributable to properties in the Mid-South Region acquired in December 1992. Production of gas and liquids for 1993 averaged 279.5 million cubic feet ("MMcf") per day ("MMcf/d") and 4,641 Bbl per day ("Bbl/d"), respectively, compared to 104.2 MMcf/d and 3,494 Bbl/d, respectively, in 1992.

         Seagull's principal gas and oil properties include the following:

                                                                                        Average Net Daily Production
                                                                                             for the Year Ended
                                                           At December 31, 1993               December 31, 1993
                                                       ---------------------------      ------------------------------
                                                                          Proved
                                                        Number of        Reserves       Natural Gas            Liquids
           Field/Province                State         Gross Wells      (Bcfe) (1)        (MMcf)                (Bbl)
           --------------                -----         -----------      ----------      -----------            -------
 UNITED STATES
   Mid-South Region:
     Arklatex Area:
       Carthage  . . . . . . . . .    Texas                 242              194            27.4                  631
       Waskom  . . . . . . . . . .    Texas                  77               66            17.6                  129
       Ruston  . . . . . . . . . .    Louisiana              48               47            10.0                  109
       Sligo . . . . . . . . . . .    Louisiana              73               16             4.4                   32

     Arkoma Basin:
       Cecil . . . . . . . . . . .    Arkansas              223               73            26.6                    -
       Aetna . . . . . . . . . . .    Arkansas              151               35            12.4                    -
       Wilburton . . . . . . . . .    Oklahoma               69               25            11.4                    -

     Other . . . . . . . . . . . . . . . . . . .            332              145            49.0                  962

   Mid-Continent Region:
     Panhandle West  . . . . . . .    Texas                  61               59            12.7                    2
     Panhandle Gray  . . . . . . .    Texas                 119               31             0.3                  677
     Watonga-Chickasha . . . . . .    Oklahoma              221               40            11.4                   73
     Strong City . . . . . . . . .    Oklahoma               96               35            11.4                   99
     Other . . . . . . . . . . . . . . . . . . .            340               78            17.5                  325
   Offshore Texas  . . . . . . . . . . . . . . .             46               92            55.9                  197
   Offshore Louisiana  . . . . . . . . . . . . .             13               49             6.2                  367
   Gulf Coast Onshore  . . . . . . . . . . . . .             29               19             5.3                1,038
                                                          -----            -----           -----                -----
                                                          2,140            1,004           279.5                4,641
                                                          =====            =====           =====                =====
 CANADA (2)
   Alberta . . . . . . . . . . . . . . . . . . .            648              272            49.9                  797
   Saskatchewan  . . . . . . . . . . . . . . . .             10                2               -                  334
                                                          -----            -----           -----                -----
                                                            658              274            49.9                1,131
                                                          =====            =====           =====                =====


(1) The equivalent of one billion cubic feet ("Bcfe") of natural gas. Liquids are converted to gas at a ratio of one barrel of liquids per six Mcf ("Mcf" represents one thousand cubic feet) of gas, based on relative energy content.

(2) The Seagull Canada Properties were acquired on January 4, 1994 in connection with the Seagull Canada Acquisition. Average net daily production amounts assume the Seagull Canada Acquisition occurred on December 31, 1992.

         For additional information relating to the Company's gas and oil reserves, based substantially upon reports of Netherland, Sewell & Associates, Inc. (for the years ended December 31, 1993 and 1992), DeGolyer and MacNaughton (for the years ended December 31, 1993, 1992 and 1991), Ryder Scott Company (for the years ended December 31, 1993, 1992 and 1991), and K&A Energy Consultants, Inc. and R. A. Lenser & Associates, Inc. (for the year ended December 31, 1991), independent petroleum engineers (collectively the "Engineers"), see Note 4 of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto. The Engineers provided the estimates of "proved developed and undeveloped reserves" and "proved developed reserves" at the beginning and end of each of the three years included in Note 4. Under "Standardized Measure of Discounted Future Net Cash Flows" in Note 4, the Engineers provided all information except "discounted income taxes" and "standardized measure of discounted future net cash flows". All information in Note 4 not provided by the Engineers was supplied by the Company. As required, Seagull also files estimates of gas and oil reserve data with various governmental regulatory authorities and agencies. The basis for reporting reserves to these authorities and agencies, in some cases, may not be comparable. However, the difference in estimates does not exceed five %.

         The future results of this segment will be affected by the market prices of natural gas and liquids. The availability of a ready market for gas and liquids products in the future will depend on numerous factors beyond the control of the Company, including weather, production of other domestic natural gas and liquids products, imports, marketing of competitive fuels, proximity and capacity of gas and liquids pipelines and other transportation facilities, any oversupply of gas and liquids products, the regulatory environment and other domestic and political events, none of which can be predicted with certainty. As in the past, the Company would expect to curtail gas production during times of inferior prices. However, due to the sustained improvements in natural gas prices and demand throughout 1993 and various field operating considerations, Seagull does not anticipate curtailing gas sales in the coming year to the significant extent of curtailments in years prior to 1993.

GAS AND OIL DRILLING ACTIVITIES

         Seagull's gas and oil exploratory and developmental drilling activities are as follows for the periods indicated. Totals shown in each category include wells completed as productive wells and wells abandoned as dry holes. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of gas or oil. A well is deemed to be a dry hole if it is determined to be incapable of commercial production. The term "gross wells" means the total number of wells in which Seagull owns an interest, while the term "net wells" means the sum of the fractional working interests Seagull owns in gross wells.

                                                               Year Ended December 31,
                                   ------------------------------------------------------------------------------
                                          1993                          1992                          1991
                                   Gross          Net           Gross           Net           Gross           Net
                                   -----          ---           -----           ---           -----           ---
 Exploratory Drilling:
   Productive Wells  . . . .          8           5.19            3             1.28             8            2.86
   Dry Holes . . . . . . . .         19           9.20           12             5.51            10            6.38

 Development Drilling:
   Productive Wells  . . . .        100          54.62           24            16.11            24           16.23
   Dry Holes . . . . . . . .         22          13.71            2             0.73             6            3.87

         From January 1, 1994 to February 28, 1994, the Company has drilled 1 gross (0.66 net) successful exploratory well and 1 gross (1.0 net) dry exploratory well. In addition, the Company has drilled 12 gross (7.70 net) successful development wells. The Company is currently drilling 1 gross (0.50 net) exploratory well and 21 gross (15.46 net) development wells. As of the beginning of 1994, the Company had an inventory of approximately 90 exploratory prospects, including at least 20 in Canada.

PRODUCTION

         The following table summarizes the Company's production, average sales prices and lifting costs for the periods indicated:

                                                                                                   Year Ended December 31,
                                                                                            -------------------------------------
                                                                                            1993             1992            1991
                                                                                            ----             ----            ----
 Net Production:
   Gas (MMcf)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    102,025           38,137          32,906
   Oil and condensate (Mbbl)(1)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,412            1,014           1,111
   Natural gas liquids (Mbbl)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        282              265             225
   Combined (MMcfe)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    112,188           45,809          40,922

 Average sales price (2):
   Gas (per Mcf) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.99           $ 1.85          $ 1.69
   Oil and condensate (per Bbl)  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $16.72           $18.60          $20.30
   Natural gas liquids (per Bbl) . . . . . . . . . . . . . . . . . . . . . . . . . . .     $11.10           $10.20          $11.17
   Combined (per Mcfe) (3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2.03           $ 2.01          $ 1.97
 Average lifting costs of gas and liquids (per Mcfe) (4) . . . . . . . . . . . . . . .     $ 0.47           $ 0.57          $ 0.59


(1)      Thousands of Bbl ("Mbbl").
(2)      Before deduction of production, severance, and other taxes.
(3)      The equivalent of one thousand cubic feet ("Mcfe") of natural gas.
(4) Lifting costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes and transportation costs.

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1993. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same borehole are counted as one well.

                                                              Gross (2)                   Net (2)
                                                              ---------                   -------
                                Gas (1)                         1,840                       896.31
                                Oil                               305                       159.52
                                                                -----                     --------
                                Total                           2,145                     1,055.83
                                                                =====                     ========


(1)      Includes 314 gross (152.36 net) gas wells with multiple completions.

(2) Excludes 643 gross (346.10 net) gas wells and 15 gross (10.40 net) oil wells acquired January 4, 1994 in connection with the Seagull Canada Acquisition.

         For additional information relating to gas and oil producing activities, see Note 4 of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit
99.1 attached hereto.

PRODUCTIVE AND UNDEVELOPED GAS AND OIL ACREAGE

         As of December 31, 1993, the Company owned working interests in the following developed and undeveloped gas and oil acreage in the United States:

                                                          Developed (1)                                  Undeveloped (1)
                                                  ------------------------------                  ------------------------------
                                                  Gross                  Net (2)                  Gross                  Net (2)
                                                  -----                  -------                  -----                  -------
 Onshore:
   Oklahoma  . . . . . . . . . . . . . . .        393,005                127,711                 119,645                  49,169
   Arkansas  . . . . . . . . . . . . . . .        348,363                 96,946                  86,011                  57,793
   Texas . . . . . . . . . . . . . . . . .        183,988                 82,981                  36,008                  13,724
   Louisiana . . . . . . . . . . . . . . .         53,717                 25,672                   9,986                   8,364
   Mississippi . . . . . . . . . . . . . .         24,355                 11,139                  28,582                  13,518
   Other . . . . . . . . . . . . . . . . .          8,779                  6,450                   9,837                   7,477
 Bays and State Waters . . . . . . . . . .          1,045                    792                   8,398                   6,970
 Federal Offshore:
   Texas . . . . . . . . . . . . . . . . .        133,624                 57,624                 119,685                  73,956
   Louisiana . . . . . . . . . . . . . . .         39,658                 15,758                  84,259                  54,821
                                                ---------                -------                 -------                 -------
 Total . . . . . . . . . . . . . . . . . .      1,186,534                425,073                 502,411                 285,792
                                                =========                =======                 =======                 =======



(1) Excludes 396,800 gross (195,985 net) developed acres and 451,510 gross (244,010 net) undeveloped acres acquired January 4, 1994 in connection with the Seagull Canada Acquisition.

(2) When describing acreage on drilling locations, the term "net" refers to the total acres on drilling locations in which the Company has a working interest, multiplied by the percentage working interest owned by the Company.

         Additionally, as of December 31, 1993, the Company owned mineral and/or royalty interests in 375,488 gross (45,547 net) developed and 158,447 gross (28,040 net) undeveloped gas and oil acreage.

         The Company also currently owns interests in production licenses covering 459,104 gross (97,899 net) undeveloped acres in United Kingdom waters (see discussion above regarding interests in production licenses acquired in United Kingdom waters).

COMPETITION

         The Company's competitors in gas and oil exploration, development, production and marketing include major oil companies, as well as numerous independent oil and gas companies, individuals and drilling programs. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. The Company's success in discovering reserves will depend on its ability to select suitable prospects for future exploration in today's competitive environment.

MARKETS

         The Company believes there currently exists a very delicate balance
between supply and demand in the marketplace.   Extreme fluctuations in weather
conditions may cause a real or perceived imbalance at any given time, in any given area of the United States or Canada. Although markets project their usage well in advance of actual purchases based on historical data and weather forecasting, the projections may be adjusted for unexpected weather conditions, creating a temporary increase or decrease in demand. These unexpected demand fluctuations, combined with conservation and competition from alternative fuels, continue to cause radical swings in gas prices. Monthly pricing indices often do not follow the trends of prior years and, with each passing month, average price projections continue to be adjusted and revised.

REGULATION

UNITED STATES

         Aspects of the production, sale and transportation of natural gas and crude oil in federal Outer Continental Shelf waters are regulated pursuant to various federal statutes, including the Outer Continental Shelf Lands Act ("OCSLA"). The interstate transportation of natural gas is regulated under the Natural Gas Act ("NGA") or the Natural Gas Policy Act of 1978 ("NGPA"). Until January 1, 1993, certain first sales (generally, wellhead or producing field sales) of natural gas remained price regulated under the NGPA. Effective January 1, 1993, all price-regulation of first sales of natural gas was eliminated by the Natural Gas Wellhead Decontrol Act of 1989.

         Operations conducted by the Company on federal gas and oil leases must comply with numerous statutory and regulatory restrictions. Additionally, certain operations must be conducted pursuant to appropriate permits issued by government agencies, such as the Bureau of Land Management and the Minerals Management Service of the Department of Interior and, in regard to certain federal leases, prior approval of drill site locations must be obtained from the Environmental Protection Agency.

         In all states in which the Company engages in gas and oil exploration and production, its activities are subject to regulation. These regulations generally require permits for the drilling and spacing of wells, the prevention of waste of gas and oil reserves, the prevention and cleanup of pollution and other matters. Government agencies in various states regulate, among other things, the amount and rate of gas and oil production. The states of Texas and Oklahoma have recently revised their regulations regarding proration of production. These kinds of regulations by state agencies may affect determinations of deliverability under certain of the Company's gas purchase contracts and thereby affect the purchasers' volumetric purchase obligations. In addition to the proration changes, Oklahoma has promulgated regulations pursuant to Senate Bill 168, which governs sharing of gas markets among working interest owners and disbursement of royalty proceeds.

         Over the past several years, the Federal Energy Regulatory Commission (the "FERC") has issued certain orders that have brought sweeping changes to the fundamental regulatory structure governing interstate sales and transportation of natural gas. Collectively, these orders have changed the gas pricing structure and altered the traditional relationship among producers, pipelines and end-use markets. Most pipelines are in the process of transforming themselves from their strictly-merchant role to a combination of merchant and open-access transporter. Producers frequently contract directly with end-users or other gas buyers and, if the transporting pipeline is open-access, transportation services can be arranged by either the buyer, the seller or a broker on a first-come, first-serve basis. These FERC orders therefore provide the Company with greater marketing options.

CANADA

         Seagull Canada has exploration and development operations in Alberta and Saskatchewan. The oil and natural gas industry is subject to extensive controls and regulations imposed by various levels of government in Canada.

Natural Gas Pricing

         Prior to deregulation of natural gas markets, prices in Canada were legislated by the government having jurisdiction. In the current deregulated environment, the price of natural gas is determined by negotiation between buyers and sellers. Exports of natural gas require approvals similar to those required for exports of oil, as described below.


Crude Oil Pricing

         Since June 1, 1985, producers of oil have been entitled to negotiate sales contracts directly with oil purchasers. Oil exporters are entitled to export oil pursuant to contracts, the terms of which do not exceed one year in the case of light crude and two years in the case of heavy crude, provided that an order approving the export has been obtained from the Natural Energy Board ("NEB"). Any export to be made pursuant to a contract of a longer duration requires the exporter to obtain a license from the NEB, and the issuance of such a license requires the approval of the Governor General in Council.

Provincial Royalties and Incentives

         The royalty regime is a significant factor in the profitability of oil and gas production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production; the rate of royalties payable depends in part on well productivity and field discovery date. From time to time the governments of Canada, Alberta and Saskatchewan have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging oil and gas exploration.

         In November 1991, the Government of Alberta announced temporary royalty incentives for oil exploration and development. The relief program provides for: (i) a two year royalty holiday for oil exploration wells drilled between November 1, 1991 and March 31, 1992 and a one year royalty holiday for exploratory wells drilled between April 1, 1992 and March 31, 1993 and an extra one year royalty holiday for exploratory wells drilled in the foothills and northern regions of the Province, with a cap of $1 million per well; (ii) a one year royalty holiday on development oil wells drilled between November 1, 1991 and March 31, 1993 with a cap of $400,000 per well; (iii) a five year royalty holiday for reactivated oil wells which obtained a well license prior to July 30, 1993 and which have been continuously inactive since August 31, 1990, with a 25,000 barrel cap which was raised to

50,000 barrels pursuant to the October 13, 1992 announcement; and (iv) new oil royalty rates for reactivated wells.

         On October 13, 1992, the Government of Alberta announced major changes to its royalty structure and permanent incentives for exploring and developing oil and gas reserves. The regulations incorporating these changes were adopted on January 20, 1993. The significant changes announced include the following:
(i) new oil discovered after September 30, 1992 will have a permanent one year oil royalty holiday, subject to a maximum of $1 million and a reduced royalty rate thereafter; (ii) reduction of royalties on existing production of oil and gas; (iii) incentives by way of royalty holidays and reduced royalties on reactivated and horizontal wells; (iv) introduction of separate par pricing for light, medium and heavy oil; and (v) modification of the royalty formula structure to provide for sensitivity to price fluctuations.

         The Government of Alberta recently announced a plan to simplify the natural gas royalty scheme. The regulations are not yet available and it is anticipated the new scheme will take effect some time in 1994.

         A price and productivity sensitive royalty structure for crude oil and natural gas in the Province of Saskatchewan has been in effect since 1987. The royalty structure provides for royalty holidays for certain categories of wells drilled in the Province of Saskatchewan and royalties which vary with the price of a particular commodity.

         For a description of regulation of environmental matters affecting Seagull Canada, see Environmental Matters below.


                             PIPELINE AND MARKETING

         Seagull is involved in the pipeline transportation of natural gas, hydrocarbon products and petrochemicals in Texas, Louisiana and Mississippi. In addition, the Company is engaged in pipeline engineering, design, construction and operation, natural gas processing, third-party natural gas marketing and the marketing of Seagull's natural gas and liquids production. Revenue from the pipeline and marketing segment accounted for 11%, 16% and 15%
of   the  Company's   consolidated  revenues   for  1993,   1992 and  1991,
respectively.

GAS PIPELINES

         The Company owns and operates short and medium length gathering pipelines that carry gas from producing fields to other pipelines which are owned by utility companies, large gas transmission companies, or others, and to industrial customers (referred to herein collectively as "Gas Purchasers").
The Company owns and operates 22 onshore and offshore natural gas gathering systems having an aggregate length of approximately 431 miles. Seagull's gas pipelines, which do not form an interconnected system, are principally located in Texas, Louisiana and offshore along the Texas coast. In addition, the Company owns partial interests in and operates two other offshore gas pipelines.

         Seagull transports gas under arrangements where customers are charged a fee for gas carried through Seagull's pipelines. Seagull also delivers gas through its pipelines pursuant to contracts whereby it purchases and resells gas. In the case of purchase and sales contracts, the margin between Seagull's cost of gas and its resale revenues constitutes, in effect, a transportation fee.


         Natural gas producers prefer flexibility in commitment of gas reserves both as to term and pricing. Some of the wells connected to the Company's pipelines are not dedicated to those pipelines. It is probable that most gas wells currently connected to the Seagull gas gathering systems will remain connected from year to year with deliverability of reserves declining until depleted. It is no longer practical for a major pipeline company to consider gas reserves to be firmly committed to its facilities. Several systems are located in good prospective gas development areas where some new gas wells have been drilled, and more development may occur. In areas of active drilling, it is likely that new wells and additional gas volumes can be added to the systems.

         The following table shows the volumes of gas transported for the periods shown:

                                                                                         Year Ended December 31,
                                                                           ---------------------------------------------------
                                                                           1993                    1992                   1991
                                                                           ----                    ----                   ----
 Volume (MMcf):
   Sales Contracts . . . . . . . . . . . . . . . . . . . . . . . .          1,419                  2,290                  3,734
   Transportation Fee Arrangements . . . . . . . . . . . . . . . .        112,081                 69,660                 66,602
                                                                          -------                 ------                 ------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .        113,500                 71,950                 70,336
                                                                          =======                 ======                 ======


HYDROCARBON PRODUCTS AND PETROCHEMICAL PIPELINES

         The Company owns and/or operates pipelines for the transportation of liquid hydrocarbon products and petrochemicals. Seagull operates seven such pipelines, four of which it owns and all of which are located in Texas and Louisiana.

GAS MARKETING

         The Company actively provides marketing services geared toward matching gas supplies available in the major producing areas with attractive markets available in the Midwest, Northeast, Mid-Atlantic, Appalachian and Texas/Louisiana Gulf Coast areas. The matching process includes arranging transportation on a network of open-access pipelines on a firm or interruptible basis.

         Marketing profit margins are often small due to competition, and results can vary significantly from month to month. Large amounts of working capital are involved for relatively small net margins, which makes working capital management critical. The Company has policies and procedures in place that are designed to minimize any potential risk of loss from these transactions. These policies and procedures are reviewed and updated periodically by the Company's management.

PIPELINE OPERATIONS AND CONSTRUCTION

         Seagull operates certain pipelines owned by other companies. In some cases the operating agreements provide for reimbursement of expenses incurred in connection with operation plus a profit margin. In other cases the Company receives a negotiated annual fee.

         The Company also builds pipelines for other companies for which it receives construction fees that are fixed, cost plus or a combination of both. The Company recognized operating profit in 1993 on an 8.7 mile, 16-inch gas pipeline that Seagull constructed for an international exploration company from a platform to a gathering pipeline offshore Louisiana. The project was completed in early 1994.

         Historically, the Company has not been engaged in pipeline construction projects on a regularly recurring basis. Seagull had no other new construction projects in 1993 and none are currently pending; however, Seagull is currently conducting marketing efforts in order to generate new projects.

GAS PROCESSING

         The Company owns interests in a number of gas processing plants. The largest of the plants is located in Matagorda County, Texas (the "Matagorda Plant"), and has been in operation since March 1981. Seagull owns a 65% undivided interest in and operates the Matagorda Plant, and the other 35% interest is owned by a subsidiary of Enron Corp.

         The Matagorda Plant processes natural gas, producing a full-range demethanized raw mix products stream. The actual throughput at the Matagorda Plant varies depending upon gas sales demand and production-related mechanical factors. For the year ended December 31, 1993, throughput averaged approximately 244 MMcf/d, which is close to the maximum design capacity of 250 MMcf/d but is slightly lower than the prior year. Throughput volumes are expected to remain at the same level for the foreseeable future. Profitability will depend largely on the relative prices of products and natural gas.

COMPETITION

         The Company actively competes with numerous other companies for the construction and operation of short and medium length pipelines. The Company's competitors include oil companies, other pipeline companies, natural gas gatherers and petrochemical transporters, many of which have financial resources, staffs and facilities substantially larger than those of the Company. In addition, many of the Company's Gas Purchasers are also competitors or potential competitors in the sense that they have extensive pipeline building capabilities and experience and generally operate large pipeline systems of their own. Seagull believes that its ability to compete will depend primarily on its ability to complete pipeline projects quickly and cost effectively, and to operate pipelines efficiently.

         The Company's gas marketing activities are in competition with numerous other companies offering the same services. Some of these competitors are affiliates of companies with extensive pipeline systems that are used for transportation from producers to end-users. The Company believes its ability to compete depends upon building strong relationships with producers and end-users by consistently purchasing and supplying gas at competitive prices.

REGULATION

         Government regulation has a significant effect on various segments of the Company's pipeline operations. Its pipeline systems are regulated by state regulatory commissions with respect to safety, location and other matters.

         The FERC has jurisdiction over, among other things, the construction and operation of pipelines and related facilities used in the transportation, storage and sale of natural gas in interstate commerce. The FERC also has jurisdiction over the rates and charges levied by companies subject to the NGA for the transportation of natural gas in interstate commerce and for the sale of natural gas for resale in interstate commerce. At the Company's request, FERC has decertified the Company's former interstate facility and it is no longer subject to NGA jurisdiction.

         Sales of natural gas by the Company's marketing subsidiary were generally not regulated by the FERC prior to January 1, 1993, and will not be subject to any FERC regulation on or after that date. Transportation and sales for resale of gas in interstate commerce by the Company's intrastate pipelines are regulated by the FERC pursuant to Section 311 of the NGPA. Section 311 permits intrastate pipelines to engage in certain transactions with interstate pipelines and their customers without being regulated as interstate pipelines under the NGA, thus allowing more flexibility in operations between intrastate and interstate gas pipeline companies. The FERC has revised its Section 311 regulations to allow intrastate pipelines to transport gas destined for interstate commerce under new self-implementing blanket certificates. The Company currently offers these services on several of its intrastate pipelines.

         In April 1992, the FERC issued its Order No. 636 (and related orders), which basically requires interstate pipelines to "unbundle" or separate their transportation services from their merchant sales of gas. This permits end-users of gas to contract directly with producers to purchase gas and to contract separately with pipelines for transportation services. As the interstate pipelines began operating under Order No. 636 during 1993, new opportunities were created throughout the industry. While it remains difficult to predict the ultimate impact Order No. 636 will have on the Company, new opportunities to market and transport natural gas are being explored by the Company. The extensive regulatory proceedings required under this order have not directly affected the Company's pipelines significantly to date.

         With regard to pipeline design, construction, operation and maintenance, state regulatory commissions generally have the authority to take all steps necessary to ensure compliance by intrastate pipeline and gathering companies with applicable safety regulations. The FERC also regulates certain aspects of intrastate pipeline construction related to Section 311 transportation or storage services. The Company is also subject to safety regulations imposed by the Office of Pipeline Safety of the Department of Transportation (the "DOT"), promulgated pursuant to the Natural Gas Pipeline Safety Act of 1968 and enforced by the Railroad Commission.

         Pursuant to regulations regarding drug abuse enacted by the DOT and adopted by the Railroad Commission, the Company has implemented a drug abuse program that strives for a safe and drug-free workplace for its employees.


                      ALASKA TRANSMISSION AND DISTRIBUTION

         The Company operates in Alaska through its ENSTAR Natural Gas Company division ("ENG") and Alaska Pipeline Company ("APC"), an Alaska corporation and a wholly owned subsidiary. APC and ENG are regulated by the Alaska Public Utilities Commission (the "APUC") as a single operating unit, ENSTAR Alaska ("ENSTAR Alaska"). APC engages in the intrastate transmission of natural gas in South-Central Alaska. ENG engages in the distribution of natural gas in Anchorage and other nearby communities in Alaska and is APC's only customer. Revenues from the natural gas transmission and distribution segment accounted for 29%, 46% and 52% of the Company's consolidated revenues for 1993, 1992 and 1991, respectively.

         ENSTAR Alaska's predecessor was formed and began serving the Anchorage area with natural gas in 1961. Five years later, in 1966, the predecessor became one of the original entities that formed Alaska Interstate Company, a newly organized public company the shares of which were traded on the New York Stock Exchange. Alaska Interstate Company changed its name to ENSTAR Corporation in 1982.

         In 1985, the Company purchased ENSTAR Alaska for $55 million in cash plus $10 million in the form of a seven-year unsecured, 10% subordinated note. At the time of the acquisition, APC had outstanding debt of approximately $65 million. The transaction received the final approval of the APUC in June 1985.

GAS TRANSMISSION SYSTEM

         APC owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. The pipeline transmission system is composed of approximately 277 miles of 12- to 20-inch diameter pipeline and approximately 71 miles of smaller diameter pipeline. The system's present design delivery capacity is approximately 410 MMcf/d.

GAS DISTRIBUTION SYSTEM

         ENG distributes natural gas through approximately 1,916 miles of gas mains to approximately 88,200 residential, commercial, industrial and electric power generation customers within the cities and environs of Anchorage, Eagle River, Palmer, Wasilla, Soldotna, Kenai and the Nikiski area of the Kenai Peninsula, Alaska. During the year ended December 31, 1993, ENG added approximately 55 miles of new gas distribution mains, installed 1,791 new service lines and added approximately 1,800 net customers. ENG anticipates relatively modest growth in its residential customer base and will install additional main and service lines to accommodate this growth.

         ENG distributes gas to its customers under tariffs which provide for varying delivery priorities. ENG's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

         In 1993, purchase/resale volumes represented 72% of ENG's throughput. The remaining volumes are transported for power and industrial customers for a transportation fee. Purchase/resale volumes accounted for 91% of ENG's operating margin in 1993.

         ENG's five largest customers are Municipal Light and Power ("ML&P"), an electric utility; the U. S. Air Force; the U. S. Army; the Anchorage School District; and Unocal Corporation. Together, they account for about $6.8 million in annual operating margin and about 14 Bcf per year in volumes, which represent about 14% and 35%, respectively, of ENG totals.

GAS SUPPLY

         In May 1988, the Company entered into a contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") providing for the delivery of approximately 450 Bcf of gas. The Marathon Contract is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. APC has agreed to purchase and Marathon has agreed to deliver all of APC's gas requirements in excess of those provided for in other presently existing gas supply contracts, subject to certain exceptions, until the commitment has been exhausted and without limit as to time; however, Marathon's delivery obligations are subject to certain specified annual limitations after 2001. The contract has a base price of $1.55 per Mcf plus reimbursements for any severance taxes and other charges. The base price is subject to annual adjustment based on changes in the price of certain traded oil futures contracts. During 1993, the cost of gas purchased under the Marathon Contract averaged $2.00 per Mcf, including reimbursements for severance taxes. The Marathon Contract, as amended, has been approved by the APUC.

         Effective January 1, 1992, APC amended a gas purchase contract with Shell Oil Company and ARCO Alaska, Inc. (the "Shell Contract") to extend the term of the contract through the year 2009, modify the price, delivery and the deliverability provisions and provide procedures for reducing take-or-pay volumes for the effect of APC sales volumes that are displaced by gas sales made by others. The Shell Contract provides for the delivery of up to approximately 220 Bcf of gas. The amendments revised the price to a base price of $1.971 per Mcf plus reimbursements for any severance taxes and an annual adjustment based on changes in the price of certain traded oil futures contracts from the relevant base price. Certain portions of the gas purchased under the amendments may be priced under a pricing term similar to the Marathon Contract. The 1993 price under the Shell Contract, after application of contractual adjustments, was approximately $2.03 per Mcf, including reimbursements for severance taxes. The amendments provide for varying deliverability, before displaced gas sales adjustments, up to a maximum of 110 MMcf/d through 1995, and take-or-pay quantities, before displaced gas sales adjustments, up to a maximum of 15.4 Bcf per year through 1994. The Shell Contract, as amended, has been approved by the APUC.

         Combined, the Marathon and Shell Contracts will supply all of ENSTAR Alaska's gas supply requirements through the year 2001, after which time the annual limitations contained in the Marathon Contract begin to take effect.

         Based on gas purchases during the twelve months ended December 31, 1993, which are not necessarily indicative of the volume of future purchases, APC's gas reserves committed under the Marathon and Shell Contracts would have a current reserve life index of approximately 14 years.

         ENSTAR Alaska's average cost of gas sold in 1993, 1992 and 1991 was $2.07, $1.94 and $2.32 per Mcf, respectively. The average price of gas sold by ENSTAR Alaska in 1993, 1992 and 1991 was $3.56, $3.41 and $3.64 per
Mcf, respectively.

         As stated above, ENSTAR Alaska purchases all of its natural gas under contracts in which the price is indexed to crude oil futures contracts. However, because ENSTAR Alaska's sales prices are adjusted to include the projected cost of its gas, there has been and is expected to be little or no impact on margins derived from ENSTAR Alaska's gas sales as a result of fluctuations in fuel oil prices due to world-wide political events and changing market conditions.

         ENSTAR Alaska has no material take-or-pay obligations and does not anticipate any such obligations in the foreseeable future.

COMPETITION

         ENSTAR Alaska competes primarily with municipal and cooperative electric power distributors and with various suppliers of fuel oil and propane for the available energy market. There are also extensive coal reserves proximate to ENSTAR Alaska's operating area; however, such reserves are not presently being produced.

         A 90-megawatt hydroelectric facility at Bradley Lake, completed in September 1991, reduced ENSTAR Alaska's lower-margin power volumes by approximately 1.0 to 1.5 Bcf per year. ENSTAR Alaska's margin on gas sales was reduced by approximately $500,000 to $750,000 per year as a result of this facility.

         During the last five years, ENSTAR Alaska's natural gas volumes delivered on a purchase/resale basis have declined primarily due to two of its major customers electing to purchase gas directly from gas producers. During the fourth quarter of 1991, ML&P the larger of the two customers, began purchasing gas directly from three gas producers, which displaced gas sales of approximately 8.0 Bcf per year. However, the APUC has approved a tariff allowing ENSTAR Alaska to transport these volumes from ML&P's purchase points to the ML&P electric generation facilities for a transportation fee that approximates the margin that would have been earned had ML&P remained a sales customer rather than becoming a transportation customer. Deliveries of gas to ML&P during 1993, 1992 and 1991 amounted to approximately 18%, 19% and 19%, respectively, of the total deliveries of gas by ENSTAR Alaska.

         During 1988, Chugach Electric Association, the smaller of the two customers, entered into a contract to purchase gas directly from a producer. The contract became effective on April 1, 1989, displacing gas sales of approximately 1.3 Bcf per year. However, ENSTAR Alaska continues to transport these volumes, although at a lower fee than the margin earned on sales volumes. The net result of this loss of business was approximately $800,000 in operating margin per year.

         If any other existing large customer of ENSTAR Alaska chooses to purchase gas directly from producers, ENSTAR Alaska would expect to collect a fee for transporting that gas equivalent to the margin earned on sales volumes for those customers because the large distance of remaining user facilities from producing fields would preclude pipeline by-pass.

         ENSTAR Alaska supplies natural gas to its customers at prices that at the present time economically preclude substitution of alternative fuels. Since the Shell Contract and the Marathon Contract include prices that fluctuate based on oil indices, a competitive margin favoring natural gas over oil-based energy sources is expected to continue. However, there is no assurance that the competitive advantage over other alternative fuels will not be reduced or eliminated by the development of new energy technology or by changes in the price of oil or refined products.

REGULATION

         Because ENSTAR Alaska's operations are wholly intrastate, ENSTAR Alaska is not subject to or affected by Order 636 or any other economic regulation by the FERC. The rates, services and operations of ENSTAR Alaska are subject to regulation by the APUC.

         In May 1986, the APUC granted ENSTAR Alaska a rate increase of 3.26% and authorized a rate of return on common equity of 15.65%. ENSTAR Alaska has no significant regulatory issues pending before the APUC. Since its inception
in  1961,   ENSTAR  Alaska has  participated   in  only   three  formal  rate
proceedings.

         The Company is a "public utility company" within the meaning of the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"). In March 1991, the Company filed in good faith with the Securities and Exchange Commission (the "SEC") an application pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that Seagull was not subject to regulation as a "subsidiary company" of FMR Corp. (the "FMR Application"), which was then the owner of 2,805,624 shares (approximately 12.5% at such time) (shares adjusted for a 2-for-1 stock split of all the issued shares of the Company's common stock (the "Common Stock"), effected June 4, 1993) of the outstanding Common Stock. Under the 1935 Act, a company is a "subsidiary company" of a "holding company" if the "holding company" owns 10% or more of the total voting power of the "subsidiary company", unless the SEC determines otherwise. Based upon the most recent information furnished to the Company by FMR Corp., FMR Corp. was the beneficial owner (albeit within the meaning of Section 13(d) of the Securities Exchange Act of 1934) of 2,891,574 shares, which is approximately 8% of the Common Stock as of February 28, 1994. However, although FMR Corp.'s ownership and control, within the meaning of the 1935 Act, has fallen below 10% of the outstanding voting stock of the Company, the Company does not currently intend to withdraw the FMR Application.

         In December 1993, Seagull filed in good faith with the SEC an additional application pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that the Company was not subject to regulation as a "subsidiary company" of AXA Assurances I. A. R. D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I. A. R. D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle and AXA (collectively, the "Mutuelles AXA") and The Equitable Companies Incorporated ("Equitable") and their respective affiliates (collectively, the "Equitable Entities"), (the "Equitable Application"). At such time, the Equitable Entities beneficially owned 4,495,600 shares (approximately 12.5%) of Common Stock. Based upon the most recent information furnished to the Company by the Equitable Entities, the Equitable Entities were the beneficial owners (albeit within the meaning of Section 13(d) of the Securities Exchange Act of 1934) of 3,399,600 shares, which represents approximately 9.4% of the Common Stock as of February 28, 1994. However, although the Equitable Entities' ownership and control has fallen below 10% of the outstanding voting stock of the Company, the Company does not currently intend to withdraw the Equitable Application.

         Even if FMR Corp. or the Equitable Entities held greater than 10% of the outstanding voting stock of the Company, as a result of its good faith filing of the two applications, the Company currently would not be subject to any obligation, duty or liability imposed by the 1935 Act, unless and until the SEC enters an order denying or otherwise adversely disposing of the applications. To date, no such order has been issued. The Company believes that the FMR Application and the Equitable Application ultimately should be granted.


                             ENVIRONMENTAL MATTERS

         Seagull, as an owner and operator of oil and gas properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. For a discussion of the Gulf Coast Vacuum Site matter, see Legal Proceedings below.

         Seagull Canada's oil and gas operations are largely regulated by the Energy Resources Conservation Board ("ERCB") for the province of Alberta and the Energy and Mines Board for the province of Saskatchewan ("SEM"). These bodies enforce legislation which regulates all aspects of exploration, development and production, including the licensing of wells, pipelines and facilities. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites must be abandoned and reclaimed to the satisfaction of provincial authorities, typically to pre-disturbance quality. A breach of such legislation may result in the imposition of fines and penalties.

         Environmental legislation in Alberta has recently undergone a major revision to update and consolidate the various acts applicable into the Environmental Protection and Enhancement Act, which was proclaimed on April 21, 1993 and took effect on September 1, 1993. The Act imposes stricter environmental standards requiring more stringent compliance and significantly increased penalties.

         Seagull has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the oil and gas industry. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Seagull any differently or to any greater or lesser extent than other companies in the industry.

         Seagull maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1993, which would have a material impact upon the Company's financial position or results of operations. Seagull does not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact. Seagull has established policies that provide for continuing compliance with environmental laws and regulations, as well as operational procedures designed to limit the environmental impact on its field facilities.


                                   EMPLOYEES

         As of February 28, 1994, the Company had 742 full time employees. In addition to the services of its full time employees, the Company employs, as needed, the services of consulting geologists, engineers, regulatory consultants and certain other temporary employees.

         ENSTAR Alaska operates under collective bargaining agreements with separate bargaining units for operating and clerical employees. These units represent approximately 70% of ENSTAR Alaska's work force. Contracts effective April 1, 1992 were negotiated that set wages and work relationships extending to April 1, 1995 for the clerical bargaining unit and until April 1, 1996 for the operating bargaining unit. The Company is not a party to any other collective bargaining agreements. The Company has never had a work stoppage.

         The  Company   considers  its   relations  with   its  employees   to
be satisfactory.

                       EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, each of whom has been elected to serve until his or her successor is elected and qualified, are as follows:

                                                 Years Served          Years in
                                                 As Executive          Current
               Name                  Age           Officer             Position                         Positions
               ----                  ---         ------------          --------                         ---------
 Barry J. Galt                        60              10                  10        Chairman of the Board, President and Chief
                                                                                    Executive Officer

 John W. Elias                        53              1                    1        Executive Vice President

 Robert W. Shower                     56              2                    -        Executive Vice President and Chief Financial
                                                                                    Officer

 Richard F. Barnes                    50              6                    6        President of ENSTAR Natural Gas Company (a
                                                                                    division of the Company) and Alaska Pipeline
                                                                                    Company (a subsidiary of the Company)

 John N. Goodpasture                  45              12                   1        President, Seagull Pipeline Company (a division
                                                                                    of the Company) and Senior Vice President,
                                                                                    Pipelines

 T. P. McConn                         60              5                    1        President, Seagull Energy
                                                                                    E&P Inc. (a subsidiary of
                                                                                    the Company) and Senior
                                                                                    Vice President, Exploration and Production

 Rodney W. Bridges                    44              4                    1        Vice President and Controller

 Janice K. Hartrick                   41              1                    1        Chief Counsel and Vice President, Environmental
                                                                                    Affairs

 Robert M. King                       33              4                    1        Vice President, Corporate Development and
                                                                                    Treasurer



         The business experience of each of the executive officers named above who has held the position(s) set forth opposite his or her name for less than five years, is as follows:

         Mr. Elias joined the Company in his present position in April 1993. For the previous 30 years, he served in a variety of positions for Amoco Production Company and its parent, Amoco Corporation, most recently as Group Vice President of Worldwide Natural Gas for Amoco Production Company.

         Mr. Shower joined the Company as Senior Vice President and Chief Financial Officer in March 1992 and was named Executive Vice President of the Company in December 1993. He served as Senior Vice President, Corporate Development for Albert Fisher, Inc. from 1991 to February 1992. From 1990 to 1991, he was Vice President and Chief Financial Officer with AmeriServ Food Company. From 1986 to 1990, he served as a Managing Director, Corporate Finance, for Lehman Brothers Inc., formerly Shearson Lehman Hutton Inc.

         Mr. Goodpasture joined the Company in May 1980 as General Manager of Products and Petrochemicals. He has been an executive officer of the Company since 1981, most recently, he was named President of Seagull Pipeline Company in March 1990, and Senior Vice President, Pipelines, in December 1992.

         Mr. McConn joined Seagull in 1988 as Vice President - Production Operations of Seagull Energy E&P Inc., one of the Company's exploration and production subsidiaries. He was named Vice President, Exploration and Production of the Company in January 1990 and President of Seagull Energy E&P Inc. in March 1991. In December 1992, he was named Senior Vice President, Exploration and Production.

         Mr. Bridges joined the Company as Corporate Controller in August 1990, and was named Vice President and Controller in December 1992. From 1988 to 1990, he was Corporate Controller for TransAmerican Natural Gas Corporation and, for the previous six years, he was with Damson Oil Corporation, most recently as Chief Accounting Officer.

         Ms. Hartrick joined Seagull as Staff Counsel in 1987 and became Chief Counsel in 1989. She was named Chief Counsel and Vice President, Environmental Affairs in December 1992.

         Mr. King joined the Company as Treasurer in August 1990, and was named Vice President, Corporate Development and Treasurer in December 1992. From 1986 to 1990, he was with Mellon Bank, where he served as Vice President in the Energy Division.

ITEM 2.  PROPERTIES

         Incorporated herein by reference to Item 1 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

         Gulf Coast Vacuum Site. On March 19, 1993, Franks Petroleum, Inc. ("Franks") submitted a claim to Seagull Mid-South Inc., a subsidiary of the Company ("Seagull Mid-South"), for a portion of Franks' costs incurred in connection with the Gulf Coast Vacuum Services Superfund Site (the "GCV Site") in Vermillion Parish, Louisiana. The United States Environmental Protection Agency Region 6 (the "EPA") currently is seeking the cleanup of the GCV Site under the authority of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

         Franks previously has been identified as a potentially responsible party at the GCV Site as a result of Franks' arrangements with the former operator of the GCV Site to transport wastes from various oil and gas leases owned or operated by Franks in trucks owned by the GCV Site operator. Franks' claim against Seagull Mid-South asserts that some of the wastes hauled by the GCV Site operator on behalf of Franks came from a gas well owned by Seagull Mid-South.

         On February 9, 1993, the EPA also sent a notice to Houston Oil & Minerals Corporation, a subsidiary of the Company ("HO&M"), indicating that HO&M may be a potentially responsible party at the GCV Site. Based upon the Company's investigation of this claim, the Company believes that the basis for HO&M's alleged liability is a series of transactions between HO&M and the operator of the GCV Site that occurred during 1979 and 1980, long before Seagull acquired HO&M.

         The EPA's cleanup cost estimate of the GCV Site is in the range of $17 million, although other unofficial estimates indicate the cost may be higher. Under certain circumstances, liability under CERCLA is joint and several, although parties whose liability is joint and several have contribution rights against each other under CERCLA. Nevertheless, if Seagull Mid-South and/or HO&M is found to be a responsible party at the GCV Site, the Company believes that its liability is unlikely to be material to its financial condition or its results of operations because of the large number of potentially responsible parties at the GCV Site and the relative amount of contamination, if any, that may have been caused at the GCV Site by the disposal of wastes arising from the wells identified in the claims.

         Other. The Company is a party to ongoing litigation in the normal course of business or other litigation with respect to which the Company is indemnified pursuant to various purchase agreements or other contractual arrangements. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition or results of operations, if any, will not be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     A. The Company's Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the ticker symbol SGO. The high and low sales prices for each quarterly period during the last two fiscal years were as follows:

                                                                  High (*)                    Low (*)
                                                                  --------                    -------
         1992            First Quarter                           12 3/4                      10 7/8
                         Second Quarter                          14 1/4                      11 3/8
                         Third Quarter                           16                          11 7/8
                         Fourth Quarter                          16 7/8                      14 5/8


                                                                  High                        Low
                                                                 -----                       -----
         1993            First Quarter                           24 1/2                      14 7/8
                         Second Quarter                          30                          22 7/8
                         Third Quarter                           32 7/8                      24
                         Fourth Quarter                          31 1/4                      21

         (*) Prices have been adjusted to reflect a two-for-one split of the Common Stock effected June 4, 1993.

     B. As of March 10, 1994, there were approximately 2,910 holders of record of Common Stock.

     C.  Seagull has not declared any cash dividends on its Common
         Stock since it became a public entity in 1981. The decision to pay Common Stock dividends in the future will depend upon the Company's earnings and financial condition and such other factors as the Company's Board of Directors deems relevant.
         The Company's credit agreement (the "Credit Agreement") restricts the Company's declaration or payment of dividends on and repurchases of Common Stock unless each of the following tests have been met and after making such dividend payment such tests continue to be met: (i) the Tangible Net Worth is not less than $350 million, (ii) the ratio of the Company's earnings before interest expense, taxes, depreciation and amortization to the Company's interest expense (including operating lease rentals and capitalized interest) is not less than 3.5:1.0, (iii) the Debt to Capitalization Ratio is less than 60%, (iv) the aggregate amount of outstanding loans under the Credit Agreement, together with all other senior indebtedness of Seagull and its subsidiaries (excluding Alaska Pipeline Company ("APC")) then outstanding, must not exceed the Borrowing Base and (v) no Event of Default or unmatured
         Event of Default shall have occurred and be continuing;
         provided that in any event the aggregate dividend payments may not exceed 33 1/3% of the consolidated cumulative net income of Seagull and its subsidiaries on a cumulative annual basis from January 1, 1993. The foregoing restrictions do not apply to dividends payable solely in the form of additional shares of Common Stock or to dividends payable on up to $100 million of preferred stock. The capitalized terms used herein to describe the restrictions contained in the Credit Agreement have the meanings assigned to them in the Credit Agreement. Under the most restrictive of these tests, as of December 31, 1993, approximately $9.1 million was available for payment of dividends on (other than the stock dividends described above) or repurchase of Common Stock. However, as of January 4, 1994, immediately following the Company's acquisition of Novalta Resources Inc., the Company's consolidated Debt to Capitalization Ratio increased to 60.2%. In the event the Company's consolidated Debt to Capitalization Ratio is in excess of 60% as of March 31, 1994, the Company would not be able to pay any cash dividends on or repurchase any Common Stock under these currently existing provisions. In addition, certain debt instruments of APC restrict the ability of APC to transfer funds to the Company in the form of cash dividends, loans or advances. For a description of such restrictions, reference is made to Note 6 of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto.

ITEM 6.  SELECTED FINANCIAL DATA(1)(2)

(Thousands of Dollars Except Per Share Amounts)
                                                                                     Year Ended December 31,

                                                                  1993           1992            1991         1990          1989
                                                                  ----           ----            ----         ----          ----
 Revenues  . . . . . . . . . . . . . . . . . . . . . . .         377,165         238,829       248,537       219,908       178,401
 Earnings applicable to common stock (3) . . . . . . . .          27,198           6,688         5,107        20,564         7,691
 Earnings per share (3)(4) . . . . . . . . . . . . . . .            0.76            0.26          0.23          1.10          1.07
 Net cash provided by operating activities
   before changes in operating assets
   and liabilities . . . . . . . . . . . . . . . . . . .         160,762          81,368        66,654        64,822        39,167
 Net cash provided by operating activities . . . . . . .         119,761          72,187        69,773        87,321        53,264
 Total assets  . . . . . . . . . . . . . . . . . . . . .       1,118,251       1,102,964       618,552       389,619       332,152
 Long-term portion of debt . . . . . . . . . . . . . . .         459,787         608,011       219,154        49,239       113,829
 Shareholders' equity (5)  . . . . . . . . . . . . . . .         439,379         243,673       235,797       192,516       101,025
 Capital expenditures  . . . . . . . . . . . . . . . . .         112,042          43,651        71,709        50,293        33,920
 Acquisitions, net of cash acquired  . . . . . . . . . .          29,470         401,888       201,767        54,320         6,988


(1) Reference is made to the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of
         Exhibit 99.1 attached hereto.

(2) Includes Houston Oil Trust since December 31, 1989, Wacker Oil Inc. since June 28, 1990, the Mid-Continent Assets since March 8, 1991, and Seagull Mid-South Inc. since December 31, 1992.

(3) 1992 includes the cumulative effect of two changes in accounting principles representing an increase in earnings of approximately $2.3 million, or $0.09 per share.

(4) Per share data have been restated to reflect a two-for-one split of the Common Stock effected June 4, 1993.

(5) The Company has not declared any cash dividends on the Common Stock since it became a public entity in 1981.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit
99.1 attached hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to "Proposal 1 - Election of Directors" included in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 1, 1994 (the "Proxy Statement"). See also "Executive Officers of the Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Proposal 1 - Election of Directors --Executive Compensation--Summary Compensation Table",
"--Compensation Arrangements," "--Option Exercises and Fiscal Year-End Values," "--Option Grants," "--Executive Supplemental Retirement Plan," and "--ENSTAR Natural Gas Company Retirement Plan"; and "Election of Directors-Compensation of Directors" included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Incorporated herein by reference to "Principal Shareholders" and "Proposal 1 - Election of Directors--Security Ownership of Directors and Management" included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to "Proposal 1 - Election of Directors--Certain Transactions and Other Matters" included in the Proxy Statement.

                                    PART IV

ITEM     14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

(A)      1.      FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements and Independent Auditors' Report thereon are included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto, and are incorporated herein by reference:

         Consolidated Financial Statements

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         2.      SCHEDULES:                                      PAGE
                                                                 ----

         Independent Auditors' Report........................     35

         Schedule II - Amounts Receivable from Related
                 Parties and Underwriters, Promoters, and
                 Employees Other Than Related Parties........     36

         Schedule V - Property, Plant and Equipment..........     37

         Schedule VI - Accumulated Depreciation,
                 Depletion and Amortization of Property,
                 Plant and Equipment.........................     38

         Schedule X - Supplementary Income Statement
                 Information.................................     39

All other schedules have been omitted because the required information is insignificant or not applicable.

         3.      EXHIBITS:

                  3.1 Articles of Incorporation of the Company, as amended, including Articles of Amendment filed May 12, 1988, May 21, 1991, and May 21, 1993 with the
                             Secretary of State of the State of Texas, that certain Statement of Relative Rights and Preferences related to the designation and issuance of the Company's $2.25 Convertible Exchangeable Preferred Stock, Series A, filed August 6, 1986 with the Secretary of State of the State of Texas and that certain Statement of Resolution Establishing Series of Shares of Series B Junior Participating Preferred Stock of Seagull Energy Corporation filed March 21, 1989 with the Secretary of State of the State of Texas (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                  3.2 Bylaws of the Company, as amended through January 30, 1990 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                  4.1 Note Agreement dated June 17, 1985 by and among APC and The Travelers Insurance Company, The Travelers Life Insurance Company, and the Equitable Life Assurance Society of the United States (collectively, the "Insurance Companies") (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and the Insurance Companies (including exhibits thereto) (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1990).

                  4.2 Form of Consent and Agreement dated April 15, 1991 by and among APC and the Insurance Companies (including exhibits thereto) (incorporated by reference to Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1992).

                  4.3 Rights Agreement dated as of March 17, 1989 between the Company and NCNB Texas National Bank, as Rights Agent, which includes the form of Statement of Resolution setting forth the terms of the Series B Junior Participating Preferred Stock, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                  4.4 First Amendment to Rights Agreement by and between the Company and NationsBank of Texas, N. A. (formerly NCNB Texas National Bank) dated as of June 18, 1992 (incorporated by reference to
                             Exhibit 3.4 to Registration Statement on Form S-3 (File No. 33-55426)).

                  4.5 Amended and Restated Credit Agreement dated June 25, 1993 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association, as agent (without exhibits and schedules) (incorporated by reference to Exhibit
                             4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                  4.6 Form of Revolving Credit Loan Note executed in connection with the Amended and Restated Credit Agreement included as Exhibit 4.5 hereto (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                  4.7 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 4,
                             1993).

                  4.8 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee

                             (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 4, 1993).

                  4.9 Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit
                             4.3 to Current Report on Form 8-K dated August 4,
                             1993).

                  4.10 Specimen of 8 5/8% Senior Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 4, 1993).

                  4.11 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto) (incorporated by reference to
                             Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

                  4.12 First Amendment to Amended and Restated Credit Agreement by and among Seagull, each of the banks signatory thereto, and Texas Commerce Bank National Association, as agent, dated December 30, 1993 (without exhibits and schedules) (incorporated by reference to Exhibit 2.3 to Current Report on Form 8- K filed January 19,
                             1994).

                  4.13 Credit Agreement, U. S. $175 Million Reducing Revolving Credit Facility, dated December 30, 1993 by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit
                             2.4 to Current Report on Form 8-K filed January 19, 1994).

                  4.14 Form of Revolving Credit Loan Note (U. S. Dollars) executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed January 19, 1994).

                  4.15 Form of Revolving Credit Loan Note (Canadian Dollars) executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.6 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.16 Intercreditor Agreement executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.7 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.17 Form of Bankers' Acceptance executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.18 Guarantee executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K filed January 19,
                             1994).

               # 10.1 Seagull Thrift Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 1990; the First and Second Amendments thereto are incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1991; the Third Amendment thereto is incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1992).

               # 10.2 Employment Agreement dated December 30, 1983 by and between the Company and Barry J. Galt, Chairman of the Board, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               # 10.3 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.4 Seagull Energy Corporation Executive Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.5 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1991).

               #*10.6 ENSTAR Natural Gas Company Thrift Investment Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992; the First and Second Amendments thereto are filed herewith).

               # 10.7 ENSTAR Natural Gas Company Retirement Plan for Salaried Employees, as renamed, amended and restated (incorporated by reference to Exhibit
                             10.7 to Annual Report on Form 10-K for the year ended December 31, 1992).

               # 10.8 ENSTAR Natural Gas Company Retirement Plan for Operating Unit Employees, as amended and restated (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1992).

               #*10.9 ENSTAR Natural Gas Company Profit by Service Plan for Salaried Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992; the First Amendment thereto is filed herewith).

               #*10.10 ENSTAR Natural Gas Company Profit by Service Plan for Classified Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992; the First and Second Amendments thereto are filed herewith).

               # 10.11 Seagull Energy Corporation Supplemental Benefit Plan, as amended (the original plan is incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1990; the First Amendment thereto is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1991).

                 10.12 Gas Purchase Agreement among Alaska Pipeline Company and Marathon Oil Company dated as of May 1, 1988, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                 10.13 Agreement to terminate Gas Purchase Contract among Alaska Pipeline Company and Union Oil Company of California (incorporated by reference to Exhibit
                             10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               # 10.14 Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               #*10.15 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated Plan is incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

               #*10.16 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated Plan is incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

               # 10.17 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including the First through Fourth Amendments thereto (incorporated by reference to Exhibit 10.9 to

                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                 10.18 Non-Recourse Promissory Note from the Plan to the Company, dated November 15, 1989 (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                 10.19 Security (Pledge) Agreement dated November 15, 1989 by and between the Plan and the Company (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

                 10.20 Sale Agreement made and entered into as of November 19, 1993 between Novacor Petrochemicals Ltd. and Seagull Energy Corporation (including Appendix J, "Tax Provisions") (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed January 19, 1994).

                 10.21 Guarantee executed in connection with Sale Agreement included as Exhibit 10.20 hereto (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed January 19,
                             1994).

                 10.22 Purchase and Sale Agreement made and entered into February 6, 1991 among Mesa Limited Partnership, Mesa Operating Limited Partnership, Mesa Midcontinent Limited Partnership and Seagull (without exhibits and schedules), as amended (incorporated by reference to Exhibits 2.3 and 2.4 to Amendment No. 1 dated March 5, 1991 to Current Report on Form 8-K dated December 7, 1990 and to Exhibits 2.3 and 2.4 to Current Report on Form 8-K dated March 8, 1991).

               #*10.23 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 1990; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

                 10.24 Gas Purchase Contract among Alaska Pipeline Company and Shell Oil Company dated as of December 20, 1982, as amended (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.25 Seagull Energy Corporation 1991 Executive Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.26 Seagull Energy Corporation 1992 Executive Incentive Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.27 Seagull Energy Corporation 1993 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1992).

                 10.28 Stock Purchase Agreement made and entered into as of November 16, 1992 between Arkla, Inc. and Seagull (not including disclosure schedules) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated December 4, 1992, as amended).

               #*10.29 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

               #*10.30 Seagull Energy Corporation 1993 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

                *21.         Subsidiaries of Seagull Energy Corporation.

                *23.1        Consent of KPMG Peat Marwick.

                *23.2        Consent  of   Ryder  Scott   Company,  independent
                             petroleum engineers.

                *23.3 Consent of DeGolyer and MacNaughton, independent petroleum engineers.

                *23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

                *23.5 Consent of K&A Energy Consultants, Inc., independent petroleum engineers.

                 23.6 Consent of R. A. Lenser & Associates, Inc., independent petroleum engineers (incorporated by reference to Exhibit 24.6 to Annual Report on Form 10-K for the year ended December 31, 1992).

                *99.1 Portions of the Seagull Energy Corporation and Subsidiaries Annual Report to Shareholders for the year ended December 31, 1993 which are incorporated by reference herein to this Annual Report on Form 10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31, 1993.


         ____________________________
     *     Filed herewith.
     # Identifies management contracts and compensatory plans or arrangements.

(B) REPORTS ON FORM 8-K

        There were no Reports on Form 8-K filed during the three months ended December 31, 1993.

        The Company filed a current report on Form 8-K dated January 4, 1994, as amended, with respect to Seagull's acquisition of all the outstanding shares of stock of Novalta Resources Inc. The items reported in such current report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). The following financial statements were included in this report:

        ( i)     Financial statements of business acquired.

                          The financial statements of Novalta Resources Inc. and Subsidiaries - Years ended December 1993 and 1992 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated January 4, 1994, as amended).

        (ii)     Pro forma financial information.

                          The pro forma financial information giving effect to the Seagull Canada Acquisition (incorporated by reference to the "Unaudited Pro Forma Condensed Financial Statements" contained in Item 7(b) of the Company's Current Report on Form 8-K dated January 4, 1994, as amended).

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SEAGULL ENERGY CORPORATION


Date:   March 18, 1994              By:    /s/ Barry J. Galt
                                         ------------------------------
                                         Barry J. Galt, Chairman of
                                         the Board, President and
                                         Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      /s/ Barry J. Galt                                     By:      /s/ J. Evans Attwell
       -----------------------------------------------                ----------------------------
       Barry J. Galt, Chairman of the Board, President                J. Evans Attwell, Director
       and Chief Executive Officer and Director                Date:  March 18, 1994
       (Principal Executive Officer)
Date:  March 18, 1994                                          By:
                                                                      ----------------------------
                                                                      John B. Brock, Director
By:      /s/ Robert W. Shower                                  Date:  March 18, 1994
       -----------------------------------------------
       Robert W. Shower, Executive Vice President and
       Chief Financial Officer and Director (Principal         By:      /s/ John W. Elias
       Financial Officer)                                             ----------------------------
Date:  March 18, 1994                                                 John W. Elias, Director
                                                               Date:  March 18, 1994

By:      /s/ Rodney W. Bridges                                 By:      /s/ Peter J. Fluor
       -----------------------------------------------                ----------------------------
       Rodney W. Bridges, Vice President and                          Peter J. Fluor, Director
       Controller (Principal Accounting Officer)               Date:  March 18, 1994
Date:  March 18, 1994
                                                               By:      /s/ William R. Grant
                                                                      ----------------------------
                                                                      William R. Grant, Director
                                                               Date:  March 18, 1994

                                                               By:      /s/ Dean P. Guerin
                                                                      ----------------------------
                                                                      Dean P. Guerin, Director
                                                               Date:  March 18, 1994

                                                               By:      /s/ Richard M. Morrow
                                                                      ----------------------------
                                                                      Richard M. Morrow, Director
                                                               Date:  March 18, 1994

                                                               By:      /s/ Dee S. Osborne
                                                                      ----------------------------
                                                                      Dee S. Osborne, Director
                                                               Date:  March 18, 1994

                                                               By:      /s/ Sam F. Segnar
                                                                      ----------------------------
                                                                      Sam F. Segnar, Director
                                                               Date:  March 18, 1994

                                                               By:      /s/ George M. Sullivan
                                                                      ----------------------------
                                                                      George M. Sullivan, Director
                                                               Date:  March 18, 1994


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Seagull Energy Corporation:

            Under date of January 31, 1994, except the last three paragraphs of
Note 17, Subsequent Events, which are as of March 11, 1994, we reported on the consolidated balance sheets of Seagull Energy Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three- year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

            In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





KPMG PEAT MARWICK



Houston, Texas
January 31, 1994

SCHEDULE II


                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES (*)


                                     Balance
                                        at                                                                         Balance
            Name of                 Beginning                                                                     at End of
             Debtor                  of Period     Additions                   Deductions                           Period
     ----------------------         ----------     ---------           -----------------------------       ----------------------
                                                                        Amounts            Amounts                          Not
                                                                       Collected         Written Off       Current        Current
                                                                       ---------         -----------       -------        -------
                                                                       (Dollars in Thousands)
 Year ended
   December 31, 1991:
     Barry J. Galt                     $250              $  -           $ 25                $  -            $ 25           $200

 Year ended
   December 31, 1992:
     Barry J. Galt                     $225              $  -           $ 25                $  -            $ 25           $175

 Year ended
   December 31, 1993:
     Barry J. Galt                     $200              $  -           $200                $  -            $  -           $  -

(*) Principal payments were made in equal annual installments beginning April 2, 1991 . Annual interest payments at the rate of 6% per annum were provided for throughout the term of the promissory notes. The remaining principal balance of the notes and accrued interest for the period were repaid in full in August 1993.

SCHEDULE V

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                       PROPERTY, PLANT AND EQUIPMENT (1)




                                                                                                          Other
                                          Balance at                                                     Changes           Balance
                                          Beginning             Additions                                  Add             at End
            Descriptions                  of Period             at Cost (2)       Retirements           (Deduct)          of Period
            ------------                  ---------             -----------       -----------           --------          ---------
                                                                          (Dollars in Thousands)
 Year ended December 31, 1991:
   Gas and oil properties                 $  172,140           $ 260,012           $ 17,971       $    (4,195) (3)       $  409,986
   Pipeline facilities                        66,710                 473                121                 -                67,062
   Gas processing plant                       10,963                 161                  -                 -                11,124
   Utility plant                             191,058              10,492              1,519               904  (4)          200,935
   Equipment and other                         5,027               2,557                194                 -                 7,390
                                          ----------           ---------           --------       -----------            ----------
                                          $  445,898           $ 273,695           $ 19,805       $    (3,291)           $  696,497
                                          ==========           =========           ========       ===========            ==========

 Year ended December 31, 1992:
   Gas and oil properties                 $  409,986           $ 485,767           $  2,343       $    (5,232) (3)       $  888,178
   Pipeline facilities                        67,062              10,802              5,451                 -                72,413
   Gas processing plant                       11,124               1,177                  -                 -                12,301
   Utility plant                             200,935               9,024                804              (736) (5)          208,419
   Equipment and other                         7,390               3,172                298                 -                10,264
                                          ----------           ---------           --------       -----------            ----------
                                          $  696,497           $ 509,942           $  8,896       $    (5,968)           $1,191,575
                                          ==========           =========           ========       ===========            ==========
 Year ended December 31, 1993:
   Gas and oil properties                 $  888,178           $ 120,740           $ 24,635       $  (10,534) (3)        $  972,460
                                                                                                      (1,289) (6)
   Pipeline facilities                        72,413                 468              9,862                -                 63,019
   Gas processing plants                      12,301               1,647                  -            1,860  (6)            15,808
   Utility plant                             208,419              10,094              1,630                -                216,883
   Equipment and other                        10,264               2,015              1,177             (571) (6)            10,531
                                          ----------           ---------          ---------       -----------            ----------
                                          $1,191,575           $ 134,964          $  37,304       $  (10,534)            $1,278,701
                                          ==========           =========          =========       ===========            ==========

(1) See Note 1 ("Gas and Oil Properties" and "Other Property, Plant and Equipment") of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit
         99.1 attached hereto for information regarding depreciation methods.

(2) The additions to property, plant and equipment for the acquisitions of Wacker, the Mid-Continent Assets and Seagull Mid-South are included under "Additions at Cost" (see Note 2 of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto).

(3)      Dry hole expense.

(4)      Adjustment to investment tax credit related to ENSTAR Alaska.

(5) Adjustment for prior purchase business combination resulting from the Company's adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992 (see Notes 1 ("Income Taxes") and 13 of the Consolidated Financial Statements included in the Company's 1993 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto).

(6)      Intercompany transfers.

SCHEDULE VI

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                    ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


                                                               Additions                                  Other
                                            Balance at         Charged to                                Changes           Balance
                                            Beginning          Costs and                                   Add              at End
            Descriptions                    of Period           Expenses           Retirements          (Deduct)          of Period
            ------------                    ---------           --------           -----------          --------          ---------
                                                                            (Dollars in Thousands)
 Year ended December 31, 1991:
   Gas and oil properties                    $ 60,252           $ 42,646             $16,759            $   -              $ 86,139
   Pipeline facilities                         56,610              2,382                 103                -                58,889
   Gas processing plant                         6,443                897                   -                -                 7,340
   Utility plant                               34,359              7,868               1,428                -                40,799
   Equipment and other                          2,224              1,018                 167                -                 3,075
                                             --------           --------             -------            --------           --------
                                             $159,888           $ 54,811             $18,457            $   -              $196,242
                                             ========           ========             =======            ========           ========

 Year ended December 31, 1992:
   Gas and oil properties                    $ 86,139           $ 52,855             $ 1,793            $   -              $137,201
   Pipeline facilities                         58,889              2,290               5,048                -                56,131
   Gas processing plant                         7,340                902                   -                -                 8,242
   Utility plant                               40,799              7,920                 659                -                48,060
   Equipment and other                          3,075              1,271                 207                -                 4,139
                                             --------           --------             -------            --------           --------
                                             $196,242           $ 65,238             $ 7,707            $   -              $253,773
                                             ========           ========             =======            ========           ========

 Year ended December 31, 1993:
   Gas and oil properties                    $137,201           $103,552             $15,611            $(691)(*)          $224,451
   Pipeline facilities                         56,131              4,255               9,591                -                50,795
   Gas processing plants                        8,242              1,238                   -              691 (*)            10,171
   Utility plant                               48,060              8,587               1,768                -                54,879
   Equipment and other                          4,139              1,912                 835                -                 5,216
                                             --------           --------             -------            --------           --------
                                             $253,773           $119,544             $27,805            $   -              $345,512
                                             ========           ========             =======            ========           ========



(*)      Intercompany transfers.

SCHEDULE X

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        Item                                                      Charged to Costs and Expenses
                        ----                                       ----------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                   1993                       1992                       1991
                                                                   ----                       ----                       ----
                                                                                    (Dollars in Thousands)
 Maintenance and Repairs                                          $5,576                     $3,844                     $4,156

 Taxes, other than payroll
   and income taxes:
     Ad Valorem                                                   $6,080                     $4,400                     $4,137
     Production                                                   $9,134                     $4,045                     $3,531
     Other                                                        $1,817                     $1,301                     $1,533

                                 EXHIBIT INDEX


EXHIBITS:                                                               Page
                                                                        ----
    3.1 Articles of Incorporation of the Company, as amended, including Articles of Amendment filed May 12, 1988,
             May 21, 1991, and May 21, 1993 with the Secretary of
             State of the State of Texas, that certain Statement of Relative Rights and Preferences related to the designation and issuance of the Company's $2.25
             Convertible Exchangeable Preferred Stock, Series A, filed August 6, 1986 with the Secretary of State of the State of Texas and that certain Statement of Resolution Establishing Series of Shares of Series B
             Junior Participating Preferred Stock of Seagull
             Energy Corporation filed March 21, 1989 with the
             Secretary of State of the State of Texas
             (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1993).

    3.2 Bylaws of the Company, as amended through January 30, 1990 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1993).

    4.1 Note Agreement dated June 17, 1985 by and among APC and The Travelers Insurance Company, The Travelers Life Insurance Company, and the Equitable Life Assurance Society of the United States (collectively, the "Insurance Companies") (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and the Insurance Companies (including exhibits thereto) (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31,
             1990).

    4.2 Form of Consent and Agreement dated April 15, 1991 by and among APC and the Insurance Companies (including exhibits thereto) (incorporated by reference to
             Exhibit 4.2 to Annual Report on Form 10-K for the year ended December 31, 1992).

    4.3 Rights Agreement dated as of March 17, 1989 between the Company and NCNB Texas National Bank, as Rights Agent, which includes the form of Statement of Resolution setting forth the terms of the Series B Junior Participating Preferred Stock, par value $1.00 per share, as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to

             Purchase Preferred Shares as Exhibit C (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

    4.4 First Amendment to Rights Agreement by and between the Company and NationsBank of Texas, N. A. (formerly NCNB Texas National Bank) dated as of June 18, 1992 (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-3 (File No. 33-55426)).

    4.5 Amended and Restated Credit Agreement dated June 25, 1993 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association, as agent (without exhibits and schedules) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

    4.6 Form of Revolving Credit Loan Note executed in connection with the Amended and Restated Credit
             Agreement included as Exhibit 4.5 hereto
             (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1993).

    4.7 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 4, 1993).

    4.8 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 4, 1993).

    4.9 Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated August 4, 1993).

    4.10 Specimen of 8 5/8% Senior Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit
             4.4 to Current Report on Form 8-K dated August 4,
             1993).

    4.11 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among

              Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto) (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

    4.12 First Amendment to Amended and Restated Credit Agreement by and among Seagull, each of the banks signatory thereto, and Texas Commerce Bank National Association, as agent, dated December 30, 1993 (without exhibits and schedules) (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed January 19, 1994).

    4.13 Credit Agreement, U. S. $175 Million Reducing Revolving Credit Facility, dated December 30, 1993 by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed January 19, 1994).

    4.14 Form of Revolving Credit Loan Note (U. S. Dollars) executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed January 19, 1994).

    4.15 Form of Revolving Credit Loan Note (Canadian Dollars) executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.6 to Current Report on Form 8-K filed January 19, 1994).

    4.16 Intercreditor Agreement executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.7 to Current Report on Form 8-K filed January 19, 1994).

    4.17 Form of Bankers' Acceptance executed in connection with the Credit Agreement included as Exhibit 4.13 hereto (incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K filed January 19, 1994).

    4.18      Guarantee executed in connection with the Credit
              Agreement included as Exhibit 4.13
             hereto (incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K filed January 19, 1994).

 # 10.1 Seagull Thrift Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 1990; the First and Second Amendments thereto are incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1991; the Third Amendment thereto is incorporated by reference to
             Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1992).

 # 10.2 Employment Agreement dated December 30, 1983 by and between the Company and Barry J. Galt, Chairman of the Board, President and Chief Executive Officer of the Company (incorporated by reference to Exhibit
             10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

 # 10.3 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1991).

 # 10.4      Seagull Energy Corporation Executive Supplemental
             Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 to Annual Report on Form
             10-K for the year ended December 31, 1991).

 # 10.5 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1991).

 #*10.6 ENSTAR Natural Gas Company Thrift Investment Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended
             December 31, 1992; the First and   Second Amendments
             thereto   are  filed herewith).

 # 10.7 ENSTAR Natural Gas Company Retirement Plan for Salaried Employees, as renamed, amended and restated (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31,
             1992).

 # 10.8 ENSTAR Natural Gas Company Retirement Plan for Operating Unit Employees, as amended and restated (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31,
             1992).

 #*10.9 ENSTAR Natural Gas Company Profit by Service Plan for Salaried Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992; the First Amendment thereto is filed herewith).

 #*10.10 ENSTAR Natural Gas Company Profit by Service Plan for Classified Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992; the First and Second Amendments thereto are filed herewith).

 # 10.11 Seagull Energy Corporation Supplemental Benefit Plan, as amended (the original plan is incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1990; the First Amendment thereto is incorporated by reference to
             Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1991).

   10.12 Gas Purchase Agreement among Alaska Pipeline Company and Marathon Oil Company dated as of May 1, 1988, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

   10.13 Agreement to terminate Gas Purchase Contract among Alaska Pipeline Company and Union Oil Company of California (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

 # 10.14     Seagull Energy Corporation 1981 Stock Option Plan
             (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended
             June 30, 1993).

 #*10.15 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated Plan is incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

 #*10.16 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated Plan is incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

 # 10.17 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including the First through Fourth
              Amendments thereto (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

   10.18      Non-Recourse Promissory Note from the Plan to the
              Company, dated
              November 15, 1989 (incorporated by reference to
              Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

   10.19 Security (Pledge) Agreement dated November 15, 1989 by and between the Plan and the Company (incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

   10.20 Sale Agreement made and entered into as of November 19, 1993 between Novacor Petrochemicals Ltd. and Seagull Energy Corporation (including Appendix J, "Tax Provisions") (incorporated by reference to
              Exhibit 2.1 to Current Report on Form 8-K filed
              January 19, 1994).

   10.21 Guarantee executed in connection with Sale Agreement included as Exhibit 10.20 hereto (incorporated by reference to Exhibit 2.2 to Current Report on Form
              8-K filed January 19, 1994).

   10.22 Purchase and Sale Agreement made and entered into February 6, 1991 among Mesa Limited Partnership, Mesa Operating Limited Partnership, Mesa Midcontinent Limited Partnership and Seagull (without exhibits and schedules), as amended (incorporated by reference to Exhibits 2.3 and 2.4 to Amendment No. 1 dated March 5, 1991 to Current Report on Form 8-K dated December 7, 1990 and to Exhibits 2.3 and 2.4 to Current Report on Form 8-K dated March 8, 1991).

 #*10.23 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 1990; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

   10.24 Gas Purchase Contract among Alaska Pipeline Company and Shell Oil Company dated as of December 20, 1982, as amended (incorporated by reference to Exhibit
              10.29 to Annual Report on Form 10-K for the year ended December 31, 1991).

 # 10.25      Seagull Energy Corporation 1991 Executive Incentive
              Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K for the year ended
              December 31, 1991).

 # 10.26      Seagull Energy Corporation 1992 Executive Incentive
              Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended
              December 31, 1991).

 # 10.27      Seagull Energy Corporation 1993 Executive Incentive
              Plan (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended
              December 31, 1992).

   10.28 Stock Purchase Agreement made and entered into as of November 16, 1992 between Arkla, Inc. and Seagull (not including disclosure schedules) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated December 4, 1992, as amended).

 #*10.29 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

 #*10.30 Seagull Energy Corporation 1993 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is filed herewith).

  *21.        Subsidiaries of Seagull Energy Corporation.

  *23.1       Consent of KPMG Peat Marwick.

  *23.2 Consent of Ryder Scott Company, independent petroleum engineers.

  *23.3 Consent of DeGolyer and MacNaughton, independent petroleum engineers.

  *23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

  *23.5 Consent of K&A Energy Consultants, Inc., independent petroleum engineers.

   23.6 Consent of R. A. Lenser & Associates, Inc., independent petroleum engineers (incorporated by reference to Exhibit 24.6 to Annual Report on Form
             10-K for the year ended December 31,1992).

  *99.1 Portions of the Seagull Energy Corporation and Subsidiaries Annual Report to Shareholders for the year ended December 31, 1993 which are incorporated by reference herein to this Annual Report on Form 10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31, 1993.

____________________
*   Filed herewith.
#   Identifies management contracts and compensatory plans or arrangements.