Form 10-K/A
period 1993-12-31
SEAGULL ENERGY CORP
filed 1994-05-02
CIK 320321

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K/A No. 1

(Mark One)
(x)            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993
                                       OR
( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-8094

                           SEAGULL ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Texas                                    74-1764876
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)
    1001 Fannin, Suite 1700
        Houston, Texas                                77002-6714
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (713) 951-4700

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
          Title of each class                which registered
Common Stock, par value $.10 per share   New York Stock Exchange


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

         As of March 11, 1994, the aggregate market value of the outstanding shares of Common Stock of the Company held by non- affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $876,067,940.

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                Class                        Outstanding at March 11, 1994
Common Stock, par value $.10 per share                 36,064,649

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document
(1)  Annual Report to Shareholders for       Part of Form 10-K
     year ended December 31, 1993            PARTS I and II

                                AMENDMENT NO. 1



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993 as set forth in the pages attached hereto:


                 Part III, Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation,
                 Item 12. Security Ownership of Certain Beneficial Owners and Management, and Item 13. Certain Rela-tionships and Related Transactions, are hereby amended to read in their entirety as set forth in the attached page hereto.


                 Part IV, Item 14.Exhibits, Financial Statement
                 Schedules and Reports on Form 8-K:

                 (a)  3.  Exhibits:

                              *99.2 Portions of Schedule 14A - Information Required in Proxy Statement
                                     Incorporated by Reference into the 1993
                                     Seagull Energy Corporation Annual
                                     Report on Form 10-K




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 2, 1994


                                        SEAGULL ENERGY CORPORATION


                                        By:  /s/ Rodney W. Bridges
                                             Rodney W. Bridges
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to "Proposal 1 - Election of Directors" included as part of Exhibit 99.2, Portions of Schedule 14A - Information Required in Proxy Statement, attached hereto. See also "Executive Officers of the Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.


ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Proposal 1 - Election of Directors --Executive Compensation--Summary Compensation Table", "--Compensation Arrangements," "--Option Exercises and Fiscal Year-End Values," "--Option Grants," "--Executive Supplemental Retirement Plan," and "--ENSTAR Natural Gas Company Retirement Plan"; and "Election of Directors-Compensation of Directors" included as part of Exhibit 99.2, Portions of Schedule 14A - Information Required in Proxy Statement, attached hereto.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         Incorporated herein by reference to "Principal Shareholders" and "Proposal 1 - Election of Directors--Security Ownership of Directors and Management" included as part of Exhibit 99.2, Portions of Schedule 14A - Information Required in Proxy Statement, attached hereto.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to "Proposal 1 - Election of Directors--Certain Transactions and Other Matters" included as part of
Exhibit 99.2, Portions of Schedule 14A - Information Required in Proxy Statement, attached hereto.