Form 10-Q
period 1994-03-31
SEAGULL ENERGY CORP
filed 1994-05-12
CIK 320321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1994
                                -----------------------------------------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -----
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    ---------------------

COMMISSION FILE NUMBER    1-8094
                       --------------------------------------------------------

                           SEAGULL ENERGY CORPORATION
- -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      TEXAS                            74-1764876
- -------------------------------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

            1001 FANNIN, SUITE 1700, HOUSTON, TEXAS 77002-6714
- -------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                  (713)  951-4700
- -------------------------------------------------------------------------------
          (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 NONE
- -------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X  .  NO      .
                                               -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

            CLASS                        OUTSTANDING AT APRIL 29, 1994
            -----                        -----------------------------

COMMON STOCK, $.10 PAR VALUE                     36,070,029

                 SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                                                              PAGE
PART I.  FINANCIAL INFORMATION                                                                               NUMBER
- ------------------------------                                                                               ------
   Presentation of Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

   Consolidated Statements of Earnings - Three Months
     Ended March 31, 1994 and 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4

   Consolidated Balance Sheets - March 31, 1994
     and December 31, 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

   Consolidated Statements of Cash Flows - Three Months
     Ended March 31, 1994 and 1993 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

   Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . .     7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
- ---------------------------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
- ----------

                         PART I.  FINANCIAL INFORMATION

PRESENTATION OF FINANCIAL INFORMATION

         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of March 31, 1994, and the results of its operations and cash flows for the three months ended March 31, 1994 and 1993. All such adjustments made are of a normal, recurring nature. The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

         The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 1.  FINANCIAL STATEMENTS


        SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF EARNINGS
      (Dollars in Thousands Except Per Share Amounts)
                        (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                  1994           1993
                                                              -----------    -----------
Revenues:
  Exploration and production................................  $    81,418    $    52,580
  Pipeline and marketing....................................        9,379         11,420
  Alaska transmission and distribution......................       36,266         39,192
                                                              -----------    -----------
                                                                  127,063        103,192
                                                              -----------    -----------
Costs of Operations:
  Alaska transmission and distribution cost of gas sold.....       19,250         22,528
  Cost of other gas sold....................................          386            724
  Operations and maintenance................................       29,395         26,895
  Exploration charges.......................................        4,183          5,539
  Depreciation, depletion and amortization..................       39,020         28,085
                                                              -----------    -----------
                                                                   92,234         83,771
                                                              -----------    -----------

Operating Profit............................................       34,829         19,421

Other (Income) Expense:
  General and administrative................................        2,991          3,498
  Interest expense..........................................       11,545         10,535
  Interest income and other.................................         (107)          (505)
                                                              -----------    -----------
                                                                   14,429         13,528
                                                              -----------    -----------

Earnings Before Income Taxes................................       20,400          5,893

Income Taxes................................................        7,485          2,040
                                                              -----------    -----------

Net Earnings................................................  $    12,915    $     3,853
                                                              ===========    ===========

Earnings Per Share..........................................  $      0.35    $      0.12
                                                              ===========    ===========

Weighted Average Number of Common Shares Outstanding........   36,928,418     31,489,778
                                                              ===========    ===========





See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                  March 31,     December 31,
                                                                    1994             1993
                                                               -------------    -------------
 ASSETS
   Current Assets:
     Cash and cash equivalents...............................  $       7,760    $       5,572
     Accounts receivable, net................................        111,863           98,734
     Inventories.............................................          4,743            4,382
     Prepaid expenses and other..............................          4,499            6,520
                                                               -------------    -------------
       Total Current Assets..................................        128,865          115,208

   Property, Plant and Equipment - at cost
    (successful efforts method for gas and oil properties)...      1,509,341        1,278,701
   Accumulated Depreciation, Depletion and Amortization......        385,017          345,512
                                                               -------------    -------------
                                                                   1,124,324          933,189

   Other Assets..............................................         64,389           69,854
                                                               -------------    -------------

   Total Assets..............................................  $   1,317,578    $   1,118,251
                                                               =============    =============


 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable........................................  $      89,822    $      84,904
     Accrued expenses........................................         20,046           30,134
     Prepaid gas and oil sales...............................          6,364            7,590
     Current maturities of long-term debt....................          1,536            1,538
                                                               -------------    -------------
       Total Current Liabilities.............................        117,768          124,166

   Long-Term Debt............................................        632,363          459,787
   Other Noncurrent Liabilities..............................         62,829           66,785
   Deferred Income Taxes.....................................         54,474           28,134

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized
      100,000,000 shares; issued 36,391,491 shares (1994)
      and 36,378,659 shares (1993)...........................          3,639            3,638
     Additional paid-in capital..............................        324,281          324,192
     Retained earnings.......................................        133,628          120,713
     Foreign currency translation adjustment.................         (2,240)               -
     Less - note receivable from employee stock
      ownership plan.........................................         (6,029)          (6,029)
     Less - 326,812 shares of Common Stock held in
      Treasury, at cost......................................         (3,135)          (3,135)
                                                               -------------    -------------

       Total Shareholders' Equity............................        450,144          439,379

   Commitments and Contingencies.............................
                                                               -------------    -------------

   Total Liabilities and Shareholders' Equity................  $   1,317,578    $   1,118,251
                                                               =============    =============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 ------------------------------
                                                                      1994             1993
                                                                 -------------    -------------
Operating Activities:
  Net earnings.................................................  $      12,915    $       3,853
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation, depletion and amortization...................         39,724           28,817
    Amortization of deferred financing costs...................          1,043            1,141
    Deferred income taxes......................................          5,380              836
    Dry hole expense...........................................          1,279            4,371
    Distributions in excess of earnings from partnerships......            856              106
    Other......................................................            (12)               9
                                                                 -------------    -------------
                                                                        61,185           39,133
     Changes in operating assets and
      liabilities, net of acquisitions:
       Decrease (Increase) in accounts receivable..............         (1,993)           8,393
       Decrease (Increase) in inventories, prepaid
        expenses and other.....................................          2,056             (994)
       Decrease in accounts payable............................         (2,140)         (18,580)
       Decrease in prepaid gas and oil sales...................         (2,593)          (8,001)
       Increase (Decrease) in accrued expenses and other.......        (14,298)           2,687
                                                                 -------------    -------------

          Net Cash Provided By Operating Activities............         42,217           22,638

Investing Activities:
  Capital expenditures.........................................        (23,548)         (22,948)
  Acquisitions, net of cash acquired...........................       (196,031)             739
  Proceeds from sales of property, plant and equipment.........             98               20
                                                                 -------------    -------------

          Net Cash Used In Investing Activities................       (219,481)         (22,189)

Financing Activities:
  Proceeds from revolving lines of credit and other borrowings.        317,592           40,000
  Principal payments on revolving lines of credit and
   other borrowings............................................       (137,774)        (200,000)
  Fees paid to acquire financing...............................            (13)            (717)
  Proceeds from sales of common stock..........................             84          164,257
  Other........................................................           (333)            (188)
                                                                 -------------    -------------

          Net Cash Provided by Financing Activities............        179,556            3,352

  Effect of exchange rate changes on cash......................           (104)               -
                                                                 -------------    -------------

          Increase In Cash And Cash Equivalents................          2,188            3,801

Cash And Cash Equivalents At Beginning Of Period...............          5,572            3,882
                                                                 -------------    -------------

Cash And Cash Equivalents At End Of Period.....................  $       7,760    $       7,683
                                                                 =============    =============




See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Disclosures of Cash Flow Information.

- ------------------------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)
                                                                                    Three Months Ended March 31,
                                                                            --------------------------------------------
                                                                                  1994                       1993
                                                                            --------------------------------------------
 Cash paid during the period for:
   Interest, net of amount capitalized . . . . . . . . . . . . . . . . .    $      15,610               $      5,782
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $         105               $        756
- ------------------------------------------------------------------------------------------------------------------------

Foreign Currency Translation.

         The functional currency for the Company's foreign operations is the applicable local currency. Translation from applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using primarily a weighted average exchange rate during the period. Adjustments resulting from such translation are included as a separate component of shareholders' equity. Deferred income taxes have not been provided on translation adjustments because the unremitted earnings from Seagull's foreign operations are considered to be permanently invested.

Earnings Per Share.

     The weighted average number of common shares outstanding for the computation of earnings per share for the quarter ended March 31, 1994 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of dilutive stock options is insignificant on the earnings per share computation for the quarter ended March 31, 1993.

NOTE 2.  ACQUISITION

         On January 4, 1994, Seagull acquired all of the outstanding shares of stock of Novalta Resources Inc. ("Novalta") for a purchase price of approximately $203 million in cash, subject to customary postclosing adjustments described below (the "Seagull Canada Acquisition"). The economic effective date of the Seagull Canada Acquisition was December 31, 1993. The purchase price was adjusted for, among other things, working capital and capital expenditures for 1993 in excess of a specified threshold pursuant to the provisions of the Sale Agreement, dated November 19, 1993, between Seagull and Novacor Petrochemicals Ltd. Effective as of the January 4, 1994 Closing Date, Novalta was amalgamated with Seagull Energy Canada Ltd. ("Seagull Canada"), the indirect subsidiary of Seagull that acquired Novalta.

         The Seagull Canada Acquisition was financed primarily with a new $175 million reducing revolving credit facility (the "Canadian Credit Agreement"), as well as borrowings under Seagull's amended and restated $475 million revolving credit facility (the "Revolver"). For additional information, see Notes 2 and 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



         Actual results of Seagull Canada's operations for the first quarter of 1994 are reflected in Seagull's accompanying unaudited consolidated financial statements.

NOTE 3.  ENSTAR ALASKA STOCK PROPOSAL

         In March 1994, the Board of Directors approved, subject to shareholder approval, a plan (the "ENSTAR Alaska Stock Proposal") to create and issue a new class of common stock of the Company intended to reflect separately the performance of the Company's Alaska transmission and distribution segment ("ENSTAR Alaska") (the "ENSTAR Alaska Stock"). As part of the ENSTAR Alaska Stock Proposal, and following the issuance of the ENSTAR Alaska Stock, Seagull's currently outstanding common stock (the "Seagull Common Stock") will reflect separately the performance of the Company's exploration and production and pipeline and marketing segments. In addition, certain terms of the Seagull Common Stock will be amended to allow for the creation and issuance of the ENSTAR Alaska Stock.

         The Company currently expects that, shortly after shareholder approval of the ENSTAR Alaska Stock Proposal and subject to prevailing market and other conditions, it will make an underwritten public offering (the "ENSTAR Alaska Stock Offering") for cash of shares of ENSTAR Alaska Stock. Net proceeds from the ENSTAR Alaska Stock Offering would be used to repay amounts borrowed under the Revolver, none of which is attributable to ENSTAR Alaska.

         The ENSTAR Alaska Stock Proposal will be submitted to shareholders at Seagull's Annual Meeting of Shareholders on June 1, 1994.

NOTE 4.  COMMITMENTS AND CONTINGENCIES

         The Company is a party to ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition and results of operations, if any, will not be material.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


                                    GENERAL

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the quarters ended March 31, 1994 and 1993. The Company's accompanying unaudited financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

                             RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS

- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)
                                                                                                 Three Months Ended March 31,
                                                                                   -------------------------------------------------
                                                                                                                            Percent
                                                                                          1994               1993           Change
                                                                                   -------------------------------------------------
 Revenues:

   Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   81,418         $   52,580         + 55

   Pipeline and marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,379             11,420         - 18

   Alaska transmission and distribution  . . . . . . . . . . . . . . . . . . . . .         36,266             39,192         -  7
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                       $  127,063         $  103,192         + 23
====================================================================================================================================
 Operating Profit:

   Exploration and production  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   22,175         $    6,419         +245

   Pipeline and marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,207              3,903         - 18

   Alaska transmission and distribution  . . . . . . . . . . . . . . . . . . . . .          9,447              9,099         +  4
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                       $   34,829         $   19,421         + 79
====================================================================================================================================
 Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   12,915         $    3,853         +235

 Earnings Per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     0.35         $     0.12         +192

 Net Cash Provided by Operating Activities Before Changes
   in Operating Assets and Liabilities . . . . . . . . . . . . . . . . . . . . . .     $   61,185         $   39,133         + 56

 Net Cash Provided by Operating Activities . . . . . . . . . . . . . . . . . . . .     $   42,217         $   22,638         + 86

 Weighted Average Number of Common Shares Outstanding (in thousands) . . . . . . .         36,928             31,490         + 17
====================================================================================================================================


         Revenues and operating profit are discussed in the respective segment sections.

         The increase in net earnings for the first quarter of 1993 was due to the increase in operating profit, which was partially offset by increases in interest expense and income taxes (see "Other (Income) Expense" section below).

         Net cash provided by operating activities before and after changes in operating assets and liabilities increased in the 1994 quarter versus 1993 primarily due to a 40% increase in natural gas production and higher prices received for the Company's natural gas production. The increase in natural

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


gas production was primarily due to production contributed from properties acquired in connection with the Company's acquisition of Novalta Resources Inc. ("Novalta") (the "Seagull Canada Acquisition") on January 4, 1994, and to production flowing for the first time from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana.

         On June 4, 1993, Seagull effected, in the form of a 100 percent stock dividend, a two-for-one stock split (the "Stock Split") of all the issued shares of the Company's common stock (the "Seagull Common Stock"). The weighted average number of common shares outstanding and per share amounts for all periods have been restated to reflect the Stock Split.

         The increase in the weighted average number of common shares outstanding in 1994 over 1993 was due to the full period effect of the February 1993 sale of 5,060,000 shares (10,120,000 after the Stock Split) of Seagull Common Stock pursuant to an underwritten public offering.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


EXPLORATION AND PRODUCTION

- --------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                                                            Three Months Ended March 31,
                                                                                     -------------------------------------------
                                                                                                                      Percent
                                                                                             1994           1993      Change
                                                                                     -------------------------------------------
 Revenues:

   Natural Gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 75,071      $ 45,778      + 64

   Oil and Condensate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,504         6,494      - 15

   Natural Gas Liquids . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            612           763      - 20

   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            231          (455)     +151
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                             81,418        52,580      + 55

 Lifting Costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,221        12,887      + 26

 General Operating Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,990         2,835      +  5

 Exploration Charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,183         5,539      - 24

 Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . . . . . . . .         35,849        24,900      + 44
- --------------------------------------------------------------------------------------------------------------------------------
 Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 22,175       $ 6,419      +245
================================================================================================================================
 OPERATING DATA:

 Net Daily Production(1):

   Natural Gas (MMcf)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          387.2         276.5      + 40

   Oil and Condensate (Bbl)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,462         4,106      +  9

   Natural Gas Liquids (Bbl) . . . . . . . . . . . . . . . . . . . . . . . . . . . .            894           698      + 28

   Combined (MMcfe)(2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          419.3         305.3      + 37

 Average Sales Prices:

   Natural Gas ($ per Mcf) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2.15          1.84      + 17

   Oil and Condensate ($ per Bbl)  . . . . . . . . . . . . . . . . . . . . . . . . .          13.71         17.57      - 22

   Natural Gas Liquids ($ per Bbl) . . . . . . . . . . . . . . . . . . . . . . . . .           7.61         12.14      - 37

   Combined ($ per Mcfe) (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2.16          1.93      + 12

 Lifting Costs ($ per Mcfe) (2):

   Lease Operating . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.23          0.28      - 18

   Workovers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.03          0.02      + 50

   Production Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.07          0.08      - 12

   Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.08          0.06      + 33

   Ad Valorem Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.02          0.03      - 33

   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.43          0.47      -  8

 DD&A Rate ($ per Mcfe) (2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.95          0.91      +  4
================================================================================================================================

(1) Natural gas stated in million cubic feet ("MMcf") or thousand cubic feet ("Mcf"); oil and condensate and natural gas liquids stated in barrels ("Bbl").

(2) MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil and condensate and natural gas liquids are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



EXPLORATION AND PRODUCTION, CONTINUED

         The increase in operating profit of the Exploration and Production ("E&P") segment for the first quarter of 1994 as compared to the 1993 period was due to increases in revenues as a result of a significant increase in natural gas production and higher natural gas prices, which was partially offset by increased depreciation, depletion and amortization ("DD&A") expense and lifting costs.

         The increase in natural gas production was primarily due to production contributed from properties acquired in connection with the Seagull Canada Acquisition on January 4, 1994 (the "Seagull Canada Properties"), and to production flowing for the first time from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana. According to reserve estimates prepared as of December 31, 1993 by an independent petroleum engineering firm, the Seagull Canada Properties had proved reserves totaling 257.4 Bcf of natural gas and 2.8 MMbbl of oil, condensate and natural gas liquids.

         DD&A expense and lifting costs increased as a result of the significant increase in production, although lifting costs per equivalent unit of production declined for the 1994 quarter.

         Exploration charges declined for the 1994 quarter due to a significant decline in dry hole costs as a result of Seagull's less active exploratory program in comparison to the 1993 period. Two of three wells drilled were successful and four wells were drilling or being evaluated as of mid-April 1994 in comparison to 5 successes out of twelve wells drilled for the 1993 period. However, Seagull plans to drill approximately 30 exploratory wells in 1994, primarily in the second half of the year, including several to be drilled in Canada and two wells planned in United Kingdom waters.

         In contrast, Seagull's exploitative program was very active in early 1994. Through mid-April, 30 of 32 development wells drilled, all onshore, were successful including 5 successes out of 5 wells drilled in Canada. The Company plans to continue its exploitation activities at a comparable pace throughout the year focusing its efforts primarily onshore in the Mid-Continent and Mid-South areas, as well as in Canada.

         As a result of its active exploration and exploitation programs, Seagull expects to maintain its current level of deliverability throughout 1994 with increases expected in late 1994 and early 1995 from several of its new discoveries and from continued exploitation, especially in Canada. The Company has had no price-related curtailments of gas production in the current quarter compared with substantial curtailments in periods prior to 1993, and no significant curtailments are anticipated in the near future due to the relative stability of natural gas prices which Seagull expects will be sustained throughout 1994.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



PIPELINE AND MARKETING

- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                                                Three Months Ended March 31,
                                                                                    ------------------------------------------------
                                                                                                                          Percent
                                                                                            1994            1993          Change
                                                                                    ------------------------------------------------
 OPERATING PROFIT:

 Pipelines . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,583          $2,715            - 42

 Marketing and Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,352             561            +141

 Gas Processing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (356)            515            -169

 Operating and Construction Services . . . . . . . . . . . . . . . . . . . . . . . .          628             112            +461
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           $3,207          $3,903            - 18
====================================================================================================================================
 OPERATING DATA:

 Average Daily Volumes (MMcf):

   Gas Gathering . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          279             339            - 18

   Partnership Systems (net) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          109             139            - 22

   Marketing and Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          607             437            + 39

 Gas Processing:

   Average Daily Inlet Volumes (MMcf)  . . . . . . . . . . . . . . . . . . . . . . .          285             285              -

   Average Daily Net Production (Bbl)  . . . . . . . . . . . . . . . . . . . . . . .        2,441           3,904           - 37
====================================================================================================================================


         In the pipeline and marketing segment, operating profit for the first quarter of 1994 declined in comparison to the 1993 period due to declines in the pipelines and gas processing areas which more than offset improvements in the marketing and supply and operating and construction services areas.

         Operating profit in the pipelines area, which includes the Company's gas gathering and product pipelines systems, as well as the Company's interest in two partnership systems, declined primarily due to reduced volumes delivered for the period. Gas processing operating profit declined in 1994 due to increases in natural gas costs and significant declines in prices received for extracted products.

         In the marketing and supply area, operating profit improved in 1994 due to a 39% increase in sales volumes due partially to increases in the E&P segment's natural gas production discussed earlier and a 19% increase in margins.

         In the first quarter of 1994, Seagull recognized additional profit on a construction project the Company began in mid- 1993; an 8.7 mile, 16-inch gas pipeline that Seagull constructed for an international exploration company from a platform to a gathering pipeline offshore Louisiana. The project was completed early in the first quarter of 1994.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



PIPELINE AND MARKETING, CONTINUED

         Historically, the Company has not been engaged in pipeline construction projects on a regularly recurring basis. Seagull has no new projects currently pending; however, the Company is currently conducting marketing efforts in order to generate new projects.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)




ALASKA TRANSMISSION AND DISTRIBUTION

- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                                                    Three Months Ended March 31,
                                                                                            ----------------------------------------
                                                                                                                           Percent
                                                                                                   1994         1993       Change
                                                                                            ----------------------------------------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $36,266     $39,192       -  7

 Cost of Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,250      22,528       - 15

 Operations and Maintenance Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,620       5,709       -  2

 Depreciation, Depletion and Amortization  . . . . . . . . . . . . . . . . . . . . . . . . .        1,949       1,856       +  5
- ------------------------------------------------------------------------------------------------------------------------------------
 Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,447     $ 9,099       +  4
====================================================================================================================================
 OPERATING DATA:

 Degree Days (*) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,887       3,908       -  1

 Volumes (Bcf):

   Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11.1        10.8       +  3

   Gas Transported . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2.4         2.7       - 11

   Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.5        13.5          -

 Margins ($ per Mcf):

   Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.45        1.45          -

   Gas Transported . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.39        0.37       +  5

   Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1.26        1.23       +  2
====================================================================================================================================


(*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

     Operating profit of the Alaska transmission and distribution segment for the quarter ended March 31, 1994 improved slightly from that of the prior year quarter. Margins on total volumes delivered remained relatively stable, while the weather was only slightly warmer in 1994.

     This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



OTHER (INCOME) EXPENSE

- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                                             Three Months Ended March 31,
                                                                                   -------------------------------------------------
                                                                                                                       Percent
                                                                                             1994            1993      Change
                                                                                   -------------------------------------------------
 General and Administrative  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,991         $  3,498      - 14

 Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,545           10,535      + 10

 Interest Income and Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (107)            (505)     - 79
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                         $ 14,429         $ 13,528      +  7
====================================================================================================================================


     General and administrative expenses declined in 1994 due primarily to a decline in costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock. The closing price of Seagull Common Stock declined 6% in the first quarter of 1994 from $25.375 at December 31, 1993 to $23.75 on March 31, 1994, compared to a 52% increase in the 1993 period.

     Interest expense increased in the first quarter of 1994 as a result of an increase in the level of debt outstanding due primarily to new debt incurred to finance the Seagull Canada Acquisition.

INCOME TAXES

     The increase in income taxes in the 1994 quarter was primarily a result of an increase in earnings before income taxes for the period.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



                        LIQUIDITY AND CAPITAL RESOURCES


CAPITAL EXPENDITURES

- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                                                   Three Months Ended March 31,
                                                                                           -----------------------------------------
                                                                                                                           Percent
                                                                                                   1994         1993       Change
                                                                                           -----------------------------------------
 Exploration and Production:

   Lease acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,884      $ 1,038       + 82

   Exploration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,172        9,195       - 66

   Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,238       10,263       + 58
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  21,294       20,496       +  4

 Pipeline and Marketing  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           391          578       - 32

 Alaska Transmission and Distribution  . . . . . . . . . . . . . . . . . . . . . . . . . .         1,385        1,340       +  3

 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           478          534       - 10
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 $23,548      $22,948       +  3
====================================================================================================================================


     Total capital expenditures for the first quarter of 1994 were basically unchanged from those for the 1993 quarter. Significant increases in Seagull's exploitative activities, primarily resulting from the large number of exploitative prospects in the Mid-South area as well as prospects from properties acquired in connection with the Seagull Canada Acquisition, substantially offset declines in the Company's exploratory activities for the quarter. However, as discussed earlier, the Company has very active exploitation and exploration programs planned for the remainder of the year. Current plans for 1994 call for capital expenditures of slightly more than $170 million, including about $160 million in exploration and production. Of the $160 million, Seagull anticipates spending approximately $100 million for development activities.

     The Company has a revolving credit line (the "Revolver") with a maximum commitment of $475 million. The amount of senior indebtedness available to the Company under the provisions of the Revolver is subject to a borrowing base (the "Borrowing Base") based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually, but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base.

     Currently, the available commitment under the Revolver is subject to a $610 million Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of April 29, 1994, borrowings outstanding under the Revolver were $158.5 million, leaving immediately available unused commitments of approximately

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



$165.1 million, net of outstanding letters of credit of $2.2 million, $100 million of borrowings outstanding under the Company's senior subordinated notes, the nominated maximum borrowing availability of $160 million under the Canadian Credit Agreement discussed below, and $24.2 million of borrowings outstanding under Seagull's money market facilities.

     The Company is in negotiation with its banks to amend the Revolver to, among other things, (i) increase the maximum commitment from $475 million to $725 million, (ii) extend the maturity date by one year to December 31, 2000,
(iii) adjust certain financial covenants relating to dividend limitations and permitted leverage ratios, and (iv) to adjust the pricing features of the credit facility. As of May 9, 1994, the Company is in possession of commitments from its banks sufficient to permit these amendments, and anticipates finalizing the amendment by the end of May 1994. Concurrently, the Borrowing Base is anticipated to be increased to $625 million.

     In connection with the Seagull Canada Acquisition, Seagull Energy Canada Ltd. ("Seagull Canada"), the indirect wholly owned subsidiary of Seagull which acquired Novalta, entered into a new $175 million reducing revolving credit facility (the "Canadian Credit Agreement") with a group of 10 Canadian affiliates of major U.S. and international banks. The Canadian Credit Agreement provides for dual currency borrowings in U.S. and Canadian dollars with a nominated maximum borrowing availability of $160 million, which may be increased or decreased by the Company at any time pursuant to provisions of the Canadian Credit Agreement, up to a maximum commitment of $175 million.

     In addition to the facilities discussed above, Seagull has money market facilities with two major U.S. banks with a combined maximum commitment of $70 million. These lines of credit bear interest at rates made available by the banks at their discretion and may be canceled at either Seagull's or the banks' discretion. The lines are subject to annual renewal.

     Management believes that the Company's capital resources will be sufficient to finance current and forecasted operations. However, the Company continues to actively pursue potential acquisitions and, depending upon the size and terms of any such acquisition, additional financing may be required.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         None.

(b) Except as disclosed in Part IV, Item 14.(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, which is incorporated by reference herein, there were no reports on Form 8-K filed during the three months ended March 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEAGULL ENERGY CORPORATION


                                        By:       /s/ Robert W. Shower
                                                Robert W. Shower
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                        Date:   May 12, 1994



                                        By:       /s/ Rodney W. Bridges
                                                Rodney W. Bridges
                                                Vice President and Controller
                                                (Principal Accounting
                                                Officer)

                                        Date:   May 12, 1994