Form 10-Q
period 1994-06-30
SEAGULL ENERGY CORP
filed 1994-08-12
CIK 320321

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

     (Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1994
                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

     For the  transition period from                      to

     Commission file number    1-8094

                              Seagull Energy Corporation

                (Exact name of registrant as specified in its charter)

                           Texas                             74-1764876

               (State or other jurisdiction of            (I.R.S. Employer
                incorporation or organization)           Identification No.)

                 1001 Fannin, Suite 1700, Houston, Texas 77002-6714

               (Address of principal executive offices)          (Zip code)

                       (713)  951-4700

               (Registrant's telephone number, including area code)

                                      None

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT AUGUST 5, 1994

     Common Stock, $.10 par value                       36,093,389


                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                                        INDEX

                                                                          PAGE
     Part I.  Financial Information                                      NUMBER


       Presentation of Financial Information.............................   3

       Consolidated Statements of Earnings - Three Months
         Ended June 30, 1994 and 1993 (Unaudited)........................   4

       Consolidated Statements of Earnings - Six Months
         Ended June 30, 1994 and 1993 (Unaudited)........................   5

       Consolidated Balance Sheets - June 30, 1994
         and December 31, 1993 (Unaudited)...............................   6

       Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1994 and 1993 (Unaudited)........................   7

       Notes to Consolidated Financial Statements (Unaudited)............   8

       Management's Discussion and Analysis of Financial Condition
          and Results of Operations (Unaudited)..........................  11

     Part II.  Other Information.........................................  20

     Signatures..........................................................  22

                        PART I.  FINANCIAL INFORMATION

Item 1.  PRESENTATION OF FINANCIAL INFORMATION

          In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of June 30, 1994, and the results of its operations for the three and six months ended June 30, 1994 and 1993, and cash flows for the six month periods then ended. All such adjustments made are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

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

ITEM 1.  FINANCIAL STATEMENTS


                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in Thousands Except Per Share Amounts)
                                     (Unaudited)

                                                           Three Months Ended
                                                               June 30,
                                                          1994         1993

     Revenues:
       Exploration and production..................    $    69,700  $    57,124
       Pipeline and marketing......................         10,776       10,924
       Alaska transmission and distribution........         19,083       18,925
                                                            99,559       86,973
     Costs of Operations:
       Alaska transmission and distribution cost
         of gas sold...............................          9,598       10,478
       Operations and maintenance..................         29,744       27,616
       Exploration charges.........................          6,035        4,813
       Depreciation, depletion and amortization....         36,936       28,865
                                                            82,313       71,772

     Operating Profit..............................         17,246       15,201

     Other (Income) Expense:
       General and administrative..................          4,054        3,257
       Interest expense............................         12,002        7,820
       Interest income and other...................           (166)        (180)
                                                            15,890       10,897

     Earnings Before Income Taxes .................          1,356        4,304
     Income Tax Expense (Benefit)..................         (1,225)         680

     Net Earnings..................................    $     2,581  $     3,624

     Earnings Per Share............................    $      0.07  $      0.10

     Weighted Average Number of
       Common Shares Outstanding...................     36,966,038   36,848,327

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in Thousands Except Per Share Amounts)
                                     (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          1994         1993

     Revenues:
       Exploration and production..................    $   151,118  $   109,704
       Pipeline and marketing......................         20,155       22,344
       Alaska transmission and distribution........         55,349       58,117
                                                           226,622      190,165
     Costs of Operations:
       Alaska transmission and distribution cost
         of gas sold...............................         28,848       33,006
       Operations and maintenance..................         59,525       55,235
       Exploration charges.........................         10,218       10,352
       Depreciation, depletion and amortization....         75,956       56,950
                                                           174,547      155,543

     Operating Profit..............................         52,075       34,622

     Other (Income) Expense:
       General and administrative..................          7,045        6,755
       Interest expense............................         23,547       18,355
       Interest income and other...................           (273)        (685)
                                                            30,319       24,425

     Earnings Before Income Taxes..................         21,756       10,197
     Income Taxes..................................          6,260        2,720

     Net Earnings..................................    $    15,496  $     7,477

     Earnings Per Share............................    $      0.42  $      0.22

     Weighted Average Number of
       Common Shares Outstanding...................     36,942,368   34,754,499

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                        June 30,    December 31,
                                                          1994          1993

     ASSETS
       Current Assets:
         Cash and cash equivalents.................    $    5,806   $    5,572
         Accounts receivable, net..................        95,104       98,734
         Inventories...............................         5,171        4,382
         Prepaid expenses and other................         4,787        6,520
           Total Current Assets....................       110,868      115,208

       Property, Plant and Equipment - at cost
        (successful efforts method for gas and
        oil properties)............................     1,537,589    1,278,701
       Accumulated Depreciation, Depletion
        and Amortization...........................       422,091      345,512
                                                        1,115,498      933,189

       Other Assets................................        63,464       69,854

       Total Assets................................    $1,289,830   $1,118,251


     LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities:
         Accounts payable..........................    $   73,509   $   84,904
         Accrued expenses..........................        28,694       30,134
         Prepaid gas and oil sales.................         6,064        7,590
         Current maturities of long-term debt......           566        1,538
           Total Current Liabilities...............       108,833      124,166

       Long-Term Debt..............................       613,581      459,787
       Other Noncurrent Liabilities................        62,220       66,785
       Deferred Income Taxes.......................        52,278       28,134

       Shareholders' Equity:
         Common Stock, $.10 par value; authorized
          100,000,000 shares; issued
          36,405,341 shares (1994) and
          36,378,659 shares (1993).................         3,641        3,638
         Additional paid-in capital................       324,460      324,192
         Retained earnings.........................       136,209      120,713
         Foreign currency translation adjustment...        (2,228)           -
         Less - note receivable from employee
          stock ownership plan.....................        (6,029)      (6,029)
         Less - 326,812 shares of Common Stock
            held in Treasury, at cost..............        (3,135)      (3,135)

            Total Shareholders' Equity.............       452,918      439,379

       Commitments and Contingencies...............

       Total Liabilities and Shareholders' Equity..    $1,289,830   $1,118,251

       See Accompanying Notes to Unaudited Consolidated Financial Statements.

                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         1994         1993

     Operating Activities:
       Net earnings................................    $ 15,496     $  7,477
       Adjustments to reconcile net earnings
         to net cash provided by
         operating activities:
           Depreciation, depletion
             and amortization......................      77,380       58,443
           Amortization of loan acquisition costs..       2,075        2,277
           Deferred income taxes...................       3,104          747
           Dry hole expense........................       4,784        7,931
           Distributions in excess of earnings
             from partnerships.....................         797          702
           Other...................................          55           13
                                                        103,691       77,590
           Changes in operating assets and
             liabilities, net of acquisitions:
            Decrease in accounts receivable........      15,634        8,394
            Increase in inventories, prepaid
             expenses and other....................        (847)      (5,508)
            Decrease in accounts payable...........     (18,367)     (18,909)
            Decrease in prepaid gas and oil sales..      (4,259)     (16,124)
            Increase (Decrease) in accrued
             expenses and other....................      (3,064)       5,729

             Net Cash Provided By
               Operating Activities................      92,788       51,172

     Investing Activities:
       Capital expenditures........................     (57,265)     (50,221)
       Acquisitions, net of cash acquired..........    (195,782)       1,196
       Proceeds from sales of property, plant
          and equipment............................         459           99

             Net Cash Used In Investing
               Activities..........................    (252,588)     (48,926)

     Financing Activities:
       Proceeds from revolving lines of credit
         and other borrowings......................     548,796       85,211
       Principal payments on revolving lines of
         credit and other borrowings...............    (388,885)    (245,857)
       Fees paid to acquire bank financing.........         (13)        (717)
       Proceeds from sales of common stock.........         215      164,496
       Other.......................................        (222)        (258)

             Net Cash Provided By
               Financing Activities................     159,891        2,875

       Effect of exchange rate changes on cash.....         143            -

             Increase In Cash And
               Cash Equivalents....................         234        5,121

     Cash And Cash Equivalents At Beginning
       Of Period...................................       5,572        3,882

     Cash And Cash Equivalents At End Of Period....    $  5,806     $  9,003

     See Accompanying Notes to Unaudited Consolidated Financial Statements.


                     SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

     NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Supplemental Disclosures of Cash Flow Information.
      (Dollars in Thousands)

                                                    Six Months Ended June 30,

      Cash paid during the period for:                 1994           1993
        Interest, net of amount capitalized . .      $23,341         $11,389

        Income taxes  . . . . . . . . . . . . .      $   719         $ 4,969

     Foreign Currency Translation.

          The functional currency for the Company's foreign operations is the applicable local currency. Translation from applicable foreign currencies to U. S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using primarily a weighted average exchange rate during the period. Adjustments resulting from such translation are included as a separate component of shareholders' equity. Deferred income taxes have not been provided on translation adjustments because the unremitted earnings from Seagull's foreign operations are considered to be permanently invested.

     Earnings Per Share.

          The weighted average number of common shares outstanding used in the computation of earnings per share for all periods gives effect to the assumed exercise of dilutive stock options as of the beginning of each respective period.

     NOTE 2.  ACQUISITION

          On January 4, 1994, Seagull acquired all of the outstanding shares of stock of Novalta Resources Inc. ("Novalta") for a purchase price of approximately $202 million in cash (the "Seagull Canada Acquisition"). The economic effective date of the Seagull Canada Acquisition was December 31, 1993. Effective as of the January 4, 1994 closing date, Novalta was amalgamated with Seagull Energy Canada Ltd. ("Seagull Canada"), the indirect subsidiary of Seagull that acquired Novalta.

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

          Actual results of Seagull Canada's operations for the three and six month periods ended June 30, 1994 are reflected in Seagull's accompanying unaudited consolidated financial statements.

     NOTE 3.  DEBT

          In May 1994, the  Company amended the Revolver to, among  other things
     (i) increase the maximum commitment from $475 million to $725 million, (ii) extend the maturity date to December 31, 2000, (iii) adjust certain financial covenants relating to dividend limitations and permitted leverage ratios and (iv) to adjust the pricing features of the credit facility.

          The provisions of the Revolver limit the total amount of senior indebtedness available to the Company (the "Borrowing Base"). In May 1994, the Borrowing Base was redetermined and the total amount of senior indebtedness available to the Company was increased from $610 million to $625 million. The available commitment under the Revolver, up to the maximum of $725 million, is subject to the Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities.

          In May 1994, the Company also amended the Canadian Credit Agreement for items similar to amendments (ii), (iii) and (iv) to the Revolver noted above.

     NOTE 4.  ENSTAR ALASKA STOCK PROPOSAL

          On June 1, 1994, shareholders approved a plan (the "ENSTAR Alaska Stock Proposal") to create and issue a new class of common stock of the Company intended to reflect separately the performance of the Company's Alaska transmission and distribution segment ("ENSTAR Alaska") (the "ENSTAR Alaska Stock"). Subject to prevailing market and other conditions, the Company is authorized to proceed at any time with an underwritten public offering (the "ENSTAR Alaska Stock Offering") for cash of shares of ENSTAR Alaska Stock. The Company will not, however, proceed with the ENSTAR Alaska Stock Offering until such conditions improve from where they are at present. As part of the ENSTAR Alaska Stock Proposal, and following the issuance of the ENSTAR Alaska Stock, Seagull's currently outstanding common stock (the "Seagull Common Stock") would reflect separately the performance of the Company's exploration and production and pipeline and marketing segments. In addition, certain terms of the Seagull Common Stock would be amended to allow for the creation and issuance of the ENSTAR Alaska Stock.

           Net proceeds from the ENSTAR Alaska Stock Offering would be used to repay amounts borrowed under the Revolver, none of which is attributable to ENSTAR Alaska.

     NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     Item 2.         SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (Unaudited)

          The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the periods indicated. The Company's accompanying unaudited financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.


                                RESULTS OF OPERATIONS

     CONSOLIDATED HIGHLIGHTS
     (Dollars in Thousands Except Per Share Amounts)
                                                  Three Months Ended
                                                       June 30,         Percent
                                                  1994         1993      Change

      Revenues:
        Exploration and production  . . . . .  $   69,700   $   57,124    +22

        Pipeline and marketing  . . . . . . .      10,776       10,924    - 1

        Alaska transmission and
          distribution  . . . . . . . . . . .      19,083       18,925    + 1

                                               $   99,559   $   86,973    +14


      Operating Profit:

        Exploration and production  . . . . .  $   11,456   $   10,276    +11

        Pipeline and marketing  . . . . . . .       3,656        3,565    + 3

        Alaska transmission and
          distribution  . . . . . . . . . . .       2,134        1,360    +57

                                               $   17,246   $   15,201    +13

      Net Earnings  . . . . . . . . . . . . .  $    2,581   $    3,624    -29

      Earnings Per Share  . . . . . . . . . .  $     0.07   $     0.10    -30

      Net Cash Provided by Operating
        Activities Before Changes in
          Operating Assets and
          Liabilities . . . . . . . . . . . .  $   42,506   $   38,457    +11

      Net Cash Provided by
        Operating Activities  . . . . . . . .  $   50,571   $   28,534    +77

      Weighted Average Number of Common
        Shares Outstanding (in thousands) . .      36,966       36,848      -

     CONSOLIDATED HIGHLIGHTS
     (Dollars in Thousands Except Per Share Amounts)
                                                   Six Months Ended
                                                       June 30,         Percent
                                                  1994         1993      Change

      Revenues:
        Exploration and production  . . . . .   $151,118    $  109,704    + 38

        Pipeline and marketing  . . . . . . .     20,155        22,344    - 10

        Alaska transmission and
          distribution  . . . . . . . . . . .     55,349        58,117    -  5


                                                $226,622    $  190,165    + 19

      Operating Profit:

        Exploration and production  . . . . .   $ 33,631    $   16,695    +101

        Pipeline and marketing  . . . . . . .      6,863         7,468    -  8

        Alaska transmission and
          distribution  . . . . . . . . . . .     11,581        10,459    + 11

                                                $ 52,075    $   34,622    + 50

      Net Earnings  . . . . . . . . . . . . .   $ 15,496    $    7,477    +107

      Earnings Per Share  . . . . . . . . . .   $   0.42    $     0.22    + 91

      Net Cash Provided by
        Operating Activities Before
          Changes in Operating Assets
          and Liabilities . . . . . . . . . .   $103,691    $   77,590    + 34

      Net Cash Provided by
        Operating Activities  . . . . . . . .   $ 92,788    $   51,172    + 81

      Weighted Average Number of
        Common Shares Outstanding
        (in thousands)  . . . . . . . . . . .     36,942        34,754    +  6

          Revenues and operating profit are discussed in the respective segment sections.

          The increase in net earnings for the six months ended June 30, 1994 versus the prior year period was due to an increase in operating profit, which was partially offset by increases in interest expense and income taxes. The decline in net earnings for the 1994 second quarter was due to an increase in interest expense which more than offset an increase in operating profit for the period. In addition, the 1994 quarter included an income tax benefit. (See "Other (Income) Expense" and "Income Taxes" sections below).

          Net cash provided by operating activities before and after changes in operating assets and liabilities increased in the three and six month periods of 1994 versus the 1993 periods primarily due to 34% and 37%
     increases, respectively, in natural gas production. The increases in natural gas production were primarily due to production contributed from properties acquired in connection with the Company's acquisition of Novalta Resources Inc. ("Novalta") (the "Seagull Canada Acquisition") on January 4, 1994, and to production flowing for the first time beginning in late 1993 and early 1994 from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana.


     EXPLORATION AND PRODUCTION
     (Dollars in Thousands Except Per Unit Amounts)

                                                Three Months Ended
                                                     June 30,          Percent
                                                 1994        1993      Change
      Revenues:
        Natural Gas . . . . . . . . . . . .     $62,952     $50,247      +25

        Oil and Condensate  . . . . . . . .       6,333       6,902      - 8

        Natural Gas Liquids . . . . . . . .         695         862      -19

        Other . . . . . . . . . . . . . . .        (280)       (887)     +68

                                                 69,700      57,124      +22

      Lifting Costs . . . . . . . . . . . .      15,400      13,774      +12

      General Operating Expense . . . . . .       3,050       2,727      +12

      Exploration Charges . . . . . . . . .       6,035       4,813      +25

      Depreciation, Depletion
        and Amortization  . . . . . . . . .      33,759      25,534      +32
      Operating Profit  . . . . . . . . . .     $11,456     $10,276      +11

      OPERATING DATA (1):

      Net Daily Production (2):

        Natural Gas (MMcf)  . . . . . . . .       363.6       270.8      +34
        Oil and Condensate (Bbl)  . . . . .       4,470       4,333      + 3

        Natural Gas Liquids (Bbl) . . . . .         813         757      + 7
        Combined (MMcfe) (3)  . . . . . . .       395.3       301.4      +31

      Average Sales Prices:

        Natural Gas ($ per Mcf) . . . . . .        1.90        2.04      - 7
        Oil and Condensate ($ per Bbl)  . .       15.57       17.50      -11
        Natural Gas Liquids ($ per Bbl) . .        9.40       12.50      -25
        Combined ($ per Mcfe) (3) . . . . .        1.94        2.08      - 7

      Lifting Costs ($ per Mcfe) (3):

        Lease Operating . . . . . . . . . .        0.24        0.27      -11
        Workovers . . . . . . . . . . . . .        0.01        0.04      -75
        Production Taxes  . . . . . . . . .        0.07        0.09      -22
        Transportation  . . . . . . . . . .        0.08        0.07      +14
        Ad Valorem Taxes  . . . . . . . . .        0.03        0.03        -
        Total . . . . . . . . . . . . . . .        0.43        0.50      -14

      DD&A Rate ($ per Mcfe) (3)  . . . . .        0.94        0.93      + 1

     (1)  Domestic and Canadian operations combined.

     (2) Natural gas stated in million cubic feet ("MMcf") or thousand cubic feet ("Mcf"); oil and condensate and natural gas liquids stated in barrels ("Bbl").

     (3) MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil and condensate and natural gas liquids are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content.

     EXPLORATION AND PRODUCTION
     (Dollars in Thousands Except Per Unit Amounts)

                                                   Six Months Ended
                                                       June 30,         Percent
                                                   1994        1993      Change
      Revenues:

        Natural Gas . . . . . . . . . . . . .    $138,023    $ 96,025     + 44

        Oil and Condensate  . . . . . . . . .      11,837      13,396     - 12

        Natural Gas Liquids . . . . . . . . .       1,307       1,625     - 20

        Other . . . . . . . . . . . . . . . .         (49)     (1,342)    + 96
                                                  151,118     109,704     + 38

      Lifting Costs . . . . . . . . . . . . .      31,621      26,661     + 19

      General Operating Expense . . . . . . .       6,040       5,562     +  9

      Exploration Charges . . . . . . . . . .      10,218      10,352     -  1

      Depreciation, Depletion
        and Amortization  . . . . . . . . . .      69,608      50,434     + 38
      Operating Profit  . . . . . . . . . . .    $ 33,631    $ 16,695     +101

      OPERATING DATA (1):

      Net Daily Production (2):

        Natural Gas (MMcf)  . . . . . . . . .       375.3       273.6     + 37
        Oil and Condensate (Bbl)  . . . . . .       4,466       4,221     +  6
        Natural Gas Liquids (Bbl) . . . . . .         853         728     + 17
        Combined (MMcfe) (3)  . . . . . . . .       407.2       303.3     + 34

      Average Sales Prices:

        Natural Gas ($ per Mcf) . . . . . . .        2.03        1.94     +  5
        Oil and Condensate ($ per Bbl)  . . .       14.64       17.54     - 17
        Natural Gas Liquids ($ per Bbl) . . .        8.47       12.33     - 31

        Combined ($ per Mcfe) (3) . . . . . .        2.05        2.00     +  2

      Lifting Costs ($ per Mcfe) (3):

        Lease Operating . . . . . . . . . . .        0.24        0.27     - 11
        Workovers . . . . . . . . . . . . . .        0.02        0.03     - 33
        Production Taxes  . . . . . . . . . .        0.07        0.08     - 12
        Transportation  . . . . . . . . . . .        0.08        0.07     + 14
        Ad Valorem Taxes  . . . . . . . . . .        0.02        0.03     - 33
        Total . . . . . . . . . . . . . . . .        0.43        0.49     - 12

      DD&A Rate ($ per Mcfe) (3)  . . . . . .        0.94        0.92     +  2

     (1)  Domestic and Canadian operations combined.

     (2) Natural gas stated in million cubic feet ("MMcf") or thousand cubic feet ("Mcf"); oil and condensate and natural gas liquids stated in barrels ("Bbl").

     (3) MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil and condensate and natural gas liquids are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content.

          The increase in operating profit of the E&P segment for the three and six month periods ended June 30, 1994 as compared to the 1993 periods was due to increases in revenues as a result of significant increases in natural gas production, which were partially offset by increased depreciation, depletion and amortization ("DD&A") expense and lifting costs.

          The increases in natural gas production were primarily due to production contributed from properties acquired in connection with the Seagull Canada Acquisition on January 4, 1994, which averaged 52.4 and 51.1 MMcf per day for the 1994 quarter and six month period, respectively, and to production flowing for the first time in late 1993 and early 1994 from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana. The increases in production would have been somewhat higher but for voluntary curtailments in the first half of June 1994 due to inferior natural gas prices.

          DD&A expense and lifting costs increased for the three and six month periods ended June 30, 1994 as a result of the significant increases in production, although lifting costs per equivalent unit of production declined 14% and 12%, respectively, for the 1994 periods.

          Exploration charges declined for the six months ended June 30, 1994 due to significant declines in dry hole costs as a result of Seagull's less active exploratory program in comparison to the 1993 period. Two of six wells drilled were successful, two wells were drilling, and another two wells were being evaluated as of late July 1994 in comparison to six successes out of 20 wells drilled for the 1993 period. However, exploration charges increased for the 1994 second quarter due primarily to the completion of 3-D seismic evaluations of many of Seagull's offshore prospect inventory and to dry hole costs of approximately $1.8 million relating to an exploratory well in which the Company participated in the South China Sea which was not successful. Evaluations of the over one million acre block in the South China Sea will be ongoing, although the Company does not anticipate further drilling in this venture until sometime in 1995. Seagull still plans to drill approximately 30 exploratory wells in 1994, including five or six to be drilled in Canada and two in United Kingdom waters.

          Seagull's exploitative program continues to be very active in 1994. Through late July 1994, 68 of 76 development wells drilled, all onshore, were successful including 14 successes out of 14 wells drilled in Canada. The Company plans to continue its exploitation activities at a comparable pace throughout the year, focusing its efforts primarily onshore in the Mid-Continent and Mid-South areas, as well as in Canada.

          As a result of its active exploration and exploitative programs, Seagull expects to maintain its current level of deliverability throughout 1994 with increases expected in late 1994 and early 1995 from several of its new discoveries and from continued exploitation, especially in Canada. However, as a result of recent fluctuations in the market price of natural gas, the Company expects, as in the past, to curtail gas production whenever prices are deemed to be below acceptable levels.


     PIPELINE AND MARKETING
     (Dollars in Thousands)
                                               Three Months Ended
                                                    June 30,           Percent
                                                1994        1993       Change
      OPERATING PROFIT:
        Pipelines . . . . . . . . . . . . .    $1,788        $2,142      - 17

        Marketing and Supply  . . . . . . .     1,597           776      +106

        Gas Processing  . . . . . . . . . .       134           332      - 60

        Operating and Construction
          Services  . . . . . . . . . . . .       137           315      - 57


                                               $3,656        $3,565      +  3

      OPERATING DATA:

      Average Daily Volumes (MMcf):

        Gas Gathering . . . . . . . . . . .       289           321      - 10

        Partnership Systems (net) . . . . .       111           105      +  6

        Marketing and Supply  . . . . . . .       554           444      + 25

      Gas Processing:

        Average Daily Inlet Volumes
          (MMcf)  . . . . . . . . . . . . .       278           268      +  4

        Average Daily Net Production
          (Bbl) . . . . . . . . . . . . . .     4,538         3,351      + 35

     PIPELINE AND MARKETING
     (Dollars in Thousands)

                                                  Six Months Ended
                                                      June 30,         Percent
                                                   1994       1993     Change
      OPERATING PROFIT:
        Pipelines . . . . . . . . . . . . . .     $3,371      $4,857     - 31

        Marketing and Supply  . . . . . . . .      2,949       1,337     +121

        Gas Processing  . . . . . . . . . . .       (222)        847     -126

        Operating and Construction
          Services  . . . . . . . . . . . . .        765         427     + 79

                                                  $6,863     $ 7,468     -  8

      OPERATING DATA:

      Average Daily Volumes (MMcf):

        Gas Gathering . . . . . . . . . . . .        284         332     - 14

        Partnership Systems (net) . . . . . .        111         124     - 10

        Marketing and Supply  . . . . . . . .        580         440     + 32

      Gas Processing:

        Average Daily Inlet Volumes
          (MMcf)  . . . . . . . . . . . . . .        282         277     +  2

        Average Daily Net Production
          (Bbl) . . . . . . . . . . . . . . .      3,478       3,637     -  4

          In the pipeline and marketing segment, operating profit declined for the six months ended June 30, 1994 over the 1993 period due primarily to declines in the pipelines and gas processing areas which more than offset improvements in the marketing and supply and operating and construction services areas. Operating profit for the second quarter of 1994 improved slightly from the 1993 period due to improvements in the marketing and supply area which more than offset declines in all other areas of this segment.

          Operating profit in the pipelines area, which includes the Company's gas gathering and product pipelines systems, as well as the Company's interest in two partnership systems, declined primarily due to reduced volumes delivered for the periods. Gas processing operating profit declined in 1994 due primarily to significant declines in prices received for extracted products.

          In the marketing and supply area, operating profit improved in the 1994 quarter and six month period due to 25% and 32% increases, respectively, in sales volumes due partially to increases in the E&P segment's domestic natural gas production and 25% and 24% increases, respectively, in margins.

          For the six months ended June 30, 1994, Seagull recognized additional profit on a construction project the Company began in mid-1993 -- an 8.7 mile, 16 inch gas pipeline that Seagull constructed for an international exploration company from a platform to a gathering pipeline offshore Louisiana. The project was completed early in the first quarter of 1994.


     ALASKA TRANSMISSION AND DISTRIBUTION
     (Dollars in Thousands)

                                              Three Months Ended
                                                   June 30,            Percent
                                                 1994         1993     Change
      Revenues  . . . . . . . . . . . . .      $19,083      $18,925      + 1

      Cost of Gas Sold  . . . . . . . . .        9,598       10,478      - 8

      Operations and Maintenance Expense         5,401        5,221      + 3

      Depreciation, Depletion and
        Amortization  . . . . . . . . . .        1,950        1,866      + 4
      Operating Profit  . . . . . . . . .      $ 2,134      $ 1,360      +57

      OPERATING DATA:

      Degree Days (*) . . . . . . . . . .        1,575        1,420      +11

      Volumes (Bcf):

        Gas Sold  . . . . . . . . . . . .          5.5          5.0      +10

        Gas Transported . . . . . . . . .          3.0          2.2      +36

        Combined  . . . . . . . . . . . .          8.5          7.2      +18

      Margins ($ per Mcf):

        Gas Sold  . . . . . . . . . . . .          1.53        1.51      + 1

        Gas Transported . . . . . . . . .          0.35        0.40      -12

        Combined  . . . . . . . . . . . .          1.12        1.18      - 5

      Customers (end of period) . . . . .        88,754      86,842      + 2

      (*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

     ALASKA TRANSMISSION AND DISTRIBUTION
     (Dollars in Thousands)
                                                    Six Months Ended
                                                        June 30,        Percent
                                                    1994       1993     Change
      Revenues  . . . . . . . . . . . . . . . .    $55,349    $58,117     - 5

      Cost of Gas Sold  . . . . . . . . . . . .     28,848     33,006     -13

      Operations and Maintenance Expense  . . .     11,021     10,930     + 1

      Depreciation, Depletion and
        Amortization  . . . . . . . . . . . . .      3,899      3,722     + 5
      Operating Profit  . . . . . . . . . . . .    $11,581    $10,459     +11

      OPERATING DATA:

      Degree Days (*) . . . . . . . . . . . . .      5,462      5,328     + 3

      Volumes (Bcf):

        Gas Sold  . . . . . . . . . . . . . . .       16.6       15.8     + 5

        Gas Transported . . . . . . . . . . . .        5.4        4.9     +10

        Combined  . . . . . . . . . . . . . . .       22.0       20.7     + 6

      Margins ($ per Mcf):

        Gas Sold  . . . . . . . . . . . . . . .       1.48       1.47     + 1

        Gas Transported . . . . . . . . . . . .       0.37       0.39     - 5

        Combined  . . . . . . . . . . . . . . .       1.21       1.21       -

      Customers (end of period) . . . . . . . .     88,754     86,842     + 2

      (*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

          Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the three and six month periods ended June 30, 1994 improved from the 1993 periods primarily as a result of higher non-power customer demand due to an increase in customers for the periods and colder temperatures during the 1994 second quarter.

          Margins ($ per Mcf) on volumes transported declined 12% and 5%, respectively, for the three and six month periods ended June 30, 1994 due to the addition of a large transport customer during the second quarter of 1994 at a transportation fee approximately 53% lower than the average fee received for all ENSTAR Alaska's other transport customers. However, increases in volumes transported due to the addition of this customer, representing approximately 40% of ENSTAR Alaska's transport volumes for the 1994 quarter, more than offset declines in revenues resulting from declines in average margins realized.

          This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

     OTHER (INCOME) EXPENSE
     (Dollars in Thousands)

                                            Three Months Ended
                                                 June 30,             Percent
                                           1994          1993         Change

      General and Administrative  . .     $ 4,054      $ 3,257          +24

      Interest Expense  . . . . . . .      12,002        7,820          +53

      Interest Income and Other . . .        (166)        (180)         - 8

                                          $15,890      $10,897          +46

     OTHER (INCOME) EXPENSE
     (Dollars in Thousands)

                                                 Six Months Ended
                                                     June 30,          Percent
                                                 1994          1993     Change


      General and Administrative  . . . . .   $ 7,045       $ 6,755      + 4

      Interest Expense  . . . . . . . . . .    23,547        18,355      +28

      Interest Income and Other . . . . . .      (273)         (685)     -60

                                              $30,319       $24,425      +24

          General and administrative expenses increased for the second quarter of 1994 in comparison to 1993 primarily due to charges for costs relating to potential acquisitions which were not consummated.

          General and administrative expenses increased for the six months ended June 30, 1994 due to increases in payroll related expenses and costs related to potential acquisitions which were not consummated, substantially offset by a decline in costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock. The closing price of Seagull Common Stock increased 2% during the 1994 six month period compared to a 73% increase in the 1993 period.

          Increases in interest expense for the 1994 periods were a result of an increase in the level of debt outstanding due primarily to new debt incurred to finance the Seagull Canada Acquisition. Seagull expects its interest costs will continue to rise throughout the remainder of 1994 due to the increased level of debt previously mentioned as well as anticipated increases in overall market rates of interest projected for the latter part of 1994.

     INCOME TAXES

          The increase in income taxes for the six months ended June 30, 1994 was primarily a result of an increase in earnings before income taxes for the period.

          The decline in income taxes for the 1994 quarter was primarily due to a significant reduction in Seagull's projected annual effective income tax rate for 1994 which resulted in an income tax benefit for the second quarter.

                           LIQUIDITY AND CAPITAL RESOURCES

          Capital expenditures for the 1994 periods were higher than those for 1993 due in part to increases in Seagull's exploitative activities, primarily resulting from the large number of prospects in the Mid-South area as well as prospects acquired in connection with the Seagull Canada Acquisition, which more than offset declines in the Company's exploratory activities for the periods. However, as discussed earlier, the Company has very active exploitation and exploration programs planned for the second half of 1994.

          Capital expenditures for the 1994 and 1993 periods were as follows:

     (Dollars in Thousands)
                                                  Three Months Ended
                                                       June 30,         Percent
                                                    1994        1993    Change

      Exploration and Production:

        Lease acquisitions  . . . . . . . . .      $ 5,512    $   956    +477

        Exploration costs . . . . . . . . . .        4,648      6,297    - 26

        Development costs . . . . . . . . . .       19,222     16,699    + 15

                                                    29,382     23,952    + 23

      Pipeline and Marketing  . . . . . . . .          197         73    +170

      Alaska Transmission and Distribution  .        1,779      2,563    - 31

      Corporate . . . . . . . . . . . . . . .        2,359        685    +244

                                                   $33,717    $27,273    + 24

     (Dollars in Thousands)
                                                   Six Months Ended
                                                       June 30,        Percent
                                                    1994      1993      Change

      Exploration and Production:

        Lease acquisitions  . . . . . . . . . .   $ 7,396    $ 1,994     +271

        Exploration costs . . . . . . . . . . .     7,820     15,492     - 50

        Development costs . . . . . . . . . . .    35,460     26,962     + 32

                                                   50,676     44,448     + 14

      Pipeline and Marketing  . . . . . . . . .       588        651     - 10

      Alaska Transmission and Distribution  . .     3,164      3,903     - 19

      Corporate . . . . . . . . . . . . . . . .     2,837      1,219     +133

                                                  $57,265    $50,221     + 14

          Current plans for 1994 call for capital expenditures of slightly more than $170 million, including about $160 million in exploration and production. Of the $160 million, Seagull anticipates spending approximately $100 million for development activities.

          In May 1994, Seagull amended its existing revolving credit facility (the "Revolver") with a group of major U. S. and international banks. The facility was amended to, among other things, (i) increase the maximum commitment from $475 million to $725 million, (ii) extend the maturity date to December 31, 2000, (iii) adjust certain financial covenants relating to dividend limitations and permitted leverage ratios and (iv) to adjust the pricing features of the credit facility.

          The provisions of the Revolver limit the total amount of senior indebtedness available to the Company (the "Borrowing Base"). The
     Borrowing Base is based upon the value of the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments as provided for under the Revolver. In May 1994, the Borrowing Base was redetermined and the total amount of senior indebtedness available to the Company was increased from $610 million to $625 million. The available commitment under the Revolver, up to the maximum of $725 million, is subject to the Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of August 5, 1994, borrowings outstanding under the Revolver were $155 million, leaving immediately available unused commitments of approximately $204.1 million, net of outstanding letters of credit of $2.2 million, $100 million of borrowings outstanding under the Company's senior notes, the nominated maximum borrowing availability of $160 million under the Canadian Credit Agreement discussed below, and $3.7 million of borrowings outstanding under Seagull's money market facilities.

          In connection with the Seagull Canada Acquisition, Seagull Energy Canada Ltd. ("Seagull Canada"), the indirect wholly owned subsidiary of Seagull which acquired Novalta, entered into a new $175 million reducing revolving credit facility (the "Canadian Credit Agreement") with a group of 10 Canadian affiliates of major U. S. and international banks. The Canadian Credit Agreement provides for dual currency borrowings in U. S. and Canadian dollars with a nominated maximum borrowing availability of $160 million, which may be increased or decreased by the Company at any time pursuant to provisions of the Canadian Credit Agreement, up to a maximum commitment of $175 million. The Canadian Credit Agreement was also amended by the Company in May 1994 for items similar to amendments (ii),
     (iii) and (iv) to the Revolver noted above.

          In addition to the facilities discussed above, Seagull has money market facilities with two major U. S. banks with a combined maximum commitment of $70 million. These lines of credit bear interest at rates made available by the banks at their discretion and may be canceled at either Seagull's or the banks' discretion. The lines are subject to annual renewal.

          Management believes that the Company's capital resources will be sufficient to finance current and forecasted operations. However, the Company continues to actively pursue potential acquisitions and, depending upon the size and terms of any such acquisition, additional financing may be required.

                             PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders of the Company held on June 1, 1994, the shareholders voted to authorize certain amendments to the Company's Articles of Incorporation that would, among other things, (i) authorize 25,000,000 shares of a new class of common stock of the Company, the Seagull Energy Corporation - ENSTAR Alaska Group Common Stock, par value $0.10 per share (the "ENSTAR Alaska Stock") and (ii) amend the terms of the existing capital stock of the Company to allow for the issuance of the ENSTAR Alaska Stock. In addition, shareholders voted to ratify the selection of KPMG Peat Marwick as independent auditors of the Company for the fiscal year ended December 31, 1994. Votes cast for each matter were as follows:

                                                                       Broker
                                         For      Against Abstained  Non-Votes
      Approval of Amendments to the
        Company's Articles of
        Incorporation . . . . . . .   28,204,651  922,668  688,347   1,535,172
      Ratification of Selection of
        KPMG Peat Marwick as
        Independent Auditors for
        1994  . . . . . . . . . . .   31,142,073   31,922  176,843           -

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          * 4.1 Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated May 24, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents (without exhibits and schedules).

          * 4.2 Form of Committed Note executed in connection with the Credit Agreement included as Exhibit 4.1 hereto.

          * 4.3 Form of Competitive Note executed in connection with the Credit Agreement included as Exhibit 4.1 hereto.

          * 4.4 Form of Assignment and Acceptance executed in connection with the Credit Agreement included as Exhibit 4.1 hereto.

          * 4.5 First Amendment to Credit Agreement, U. S. $175 million Reducing Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated May 24, 1994 (without exhibits).

          * 4.6 Form of Note (U. S. Dollars) executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.5 hereto.

          * 4.7 Form of Note (Canadian Dollars) executed in connection with the First Amendment to Credit Agreement included as Exhibit
                    4.5 hereto.

          * 4.8 First Amendment to Intercreditor Agreement executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.5 hereto.

     (b)  Reports on Form 8-K:

          On May 2, 1994, the Company filed an amendment on Form 8-K/A amending its Current Report on Form 8-K dated January 4, 1994 with respect to
          Item 7(b), Pro Forma Financial Information. The following financial statements were amended with this filing:

               Item 7.(b)(ii)  Pro forma financial information:

               The unaudited pro forma condensed financial statements of the Company giving effect to the Seagull Canada Acquisition.



     *Filed herewith

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEAGULL ENERGY CORPORATION



                                        By:       /s/ Robert W. Shower
                                                Robert W. Shower, Executive Vice
                                                President and Chief Financial
                                                Officer (Principal Financial
                                                Officer)

                                        Date:    August  11, 1994




                                        By:       /s/ Rodney W. Bridges
                                                Rodney W. Bridges, Vice
                                                President and Controller
                                                (Principal Accounting Officer)

                                        Date:    August  11, 1994


                                    EXHIBIT INDEX

     EXHIBIT                                                           PAGE
     NUMBER                           DESCRIPTION                     NUMBER

     Exhibits:

     * 4.1 Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated May 24, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents (without exhibits and schedules).

     * 4.2 Form of Committed Note executed in connection with the Credit Agreement included as Exhibit
                    4.1 hereto.

     * 4.3          Form   of   Competitive  Note   executed   in
                    connection with the Credit Agreement included as Exhibit 4.1 hereto.

     * 4.4 Form of Assignment and Acceptance executed in connection with the Credit Agreement included as Exhibit 4.1 hereto.

     * 4.5          First Amendment  to Credit  Agreement, U.  S.
                    $175   million   Reducing   Revolving  Credit
                    Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated May 24, 1994 (without exhibits).

     * 4.6 Form of Note (U. S. Dollars) executed in connection with the First Amendment to Credit
                    Agreement included as Exhibit 4.5 hereto.

     * 4.7 Form of Note (Canadian Dollars) executed in connection with the First Amendment to Credit
                    Agreement included as Exhibit 4.5 hereto.

     * 4.8          First  Amendment  to  Intercreditor Agreement
                    executed   in  connection   with  the   First
                    Amendment  to  Credit Agreement  included  as
                    Exhibit 4.5 hereto.




     *Filed herewith