Form 10-Q
period 1994-09-30
SEAGULL ENERGY CORP
filed 1994-11-08
CIK 320321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

 /X/               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1994
                               -------------------------------------------------
                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number    1-8094
                       ---------------------------------------------------------

                           Seagull Energy Corporation
             (Exact name of registrant as specified in its charter)

                       Texas                            74-1764876
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)

          1001 Fannin, Suite 1700, Houston, Texas           77002-6714
          (Address of principal executive offices)          (Zip code)

                                (713)  951-4700
              (Registrant's telephone number, including area code)


                                      None
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT NOVEMBER 1, 1994
            -----                        -------------------------------
Common Stock, $.10 par value                       36,094,873

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                                     INDEX

                                                                      PAGE
PART I.  FINANCIAL INFORMATION                                       NUMBER
                                                                     ------
  Presentation of Financial Information.............................   3

  Consolidated Statements of Earnings - Three Months
    Ended September 30, 1994 and 1993 (Unaudited)...................   4

  Consolidated Statements of Earnings - Nine Months
    Ended September 30, 1994 and 1993 (Unaudited)...................   5

  Consolidated Balance Sheets - September 30, 1994
    and December 31, 1993 (Unaudited)...............................   6

  Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 1994 and 1993 (Unaudited)...................   7

  Notes to Consolidated Financial Statements (Unaudited)............   8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations (Unaudited)..........................  11

PART II.  OTHER INFORMATION.........................................  20

SIGNATURES..........................................................  21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PRESENTATION OF FINANCIAL INFORMATION


         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of September 30, 1994, and the results of its operations for the three and nine months ended September 30, 1994 and 1993, and cash flows for the nine month periods then ended. All such adjustments made are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

         The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                (Dollars in Thousands Except Per-Share Amounts)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                           1994            1993
                                                                                       ------------    ------------
Revenues:
  Exploration and production.........................................................   $    57,104    $    56,283
  Pipeline and marketing ............................................................         9,829         10,586
  Alaska transmission and distribution...............................................        14,111         14,921
                                                                                        -----------    -----------
                                                                                             81,044         81,790
Costs of Operations:
  Alaska transmission and distribution cost of gas sold..............................         6,559          7,612
  Operations and maintenance.........................................................        29,295         25,859
  Exploration charges................................................................         7,178          3,024
  Depreciation, depletion and amortization...........................................        34,594         28,218
                                                                                        -----------    -----------
                                                                                             77,626         64,713
                                                                                        -----------    -----------

Operating Profit.....................................................................         3,418         17,077

Other (Income) Expense:
  General and administrative.........................................................         1,709          2,997
  Interest expense...................................................................        14,243          8,835
  Interest income and other..........................................................        (1,103)        (3,908)
                                                                                        -----------    -----------
                                                                                             14,849          7,924
                                                                                        -----------    -----------

Earnings (Loss) Before Income Taxes..................................................       (11,431)         9,153
Income Tax Expense (Benefit).........................................................        (5,140)         1,880
                                                                                        -----------    -----------

Net Earnings (Loss)..................................................................   $    (6,291)   $     7,273
                                                                                        ===========    ===========

Earnings (Loss) Per Share............................................................   $     (0.17)   $      0.20
                                                                                        ===========    ===========

Weighted Average Number of Common Shares Outstanding.................................    36,908,710     37,060,913
                                                                                        ===========    ===========



See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per-Share Amounts)
                                  (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ---------------------------
                                                                                             1994          1993
                                                                                        -------------- ------------
Revenues:
  Exploration and production.........................................................   $   208,222    $   165,987
  Pipeline and marketing.............................................................        29,984         32,930
  Alaska transmission and distribution...............................................        69,460         73,038
                                                                                        -----------    -----------
                                                                                            307,666        271,955
Costs of Operations:
  Alaska transmission and distribution cost of gas sold..............................        35,407         40,618
  Operations and maintenance.........................................................        88,820         81,094
  Exploration charges................................................................        17,396         13,376
  Depreciation, depletion and amortization...........................................       110,550         85,168
                                                                                        -----------    -----------
                                                                                            252,173        220,256
                                                                                        -----------    -----------

Operating Profit.....................................................................        55,493         51,699

Other (Income) Expense:
  General and administrative.........................................................         8,754          9,752
  Interest expense...................................................................        37,790         27,190
  Interest income and other..........................................................        (1,376)        (4,593)
                                                                                        -----------    -----------
                                                                                             45,168         32,349
                                                                                        -----------    -----------

Earnings Before Income Taxes.........................................................        10,325         19,350
Income Tax Expense...................................................................         1,120          4,600
                                                                                        -----------    -----------

Net Earnings.........................................................................   $     9,205    $    14,750
                                                                                        ===========    ===========

Earnings Per Share...................................................................   $     0.25     $      0.41
                                                                                        ===========    ===========

Weighted Average Number of Common Shares Outstanding.................................    36,933,090     35,607,449
                                                                                        ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                       September 30,    December 31,
                                                                                           1994             1993
                                                                                       -------------    ------------
ASSETS
  Current Assets:
    Cash and cash equivalents........................................................   $    8,823     $    5,572
    Accounts receivable, net.........................................................       79,048         98,734
    Inventories......................................................................        5,152          4,382
    Prepaid expenses and other.......................................................        3,759          6,520
                                                                                        ----------     ----------
      Total Current Assets...........................................................       96,782        115,208

  Property, Plant and Equipment - at cost
   (successful efforts method for gas and oil properties)............................    1,555,942      1,278,701
  Accumulated Depreciation, Depletion and Amortization...............................      434,518        345,512
                                                                                        ----------     ----------
                                                                                         1,121,424        933,189

  Other Assets.......................................................................       61,528         69,854
                                                                                        ----------     ----------

  Total Assets.......................................................................   $1,279,734     $1,118,251
                                                                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable.................................................................   $   78,183     $   84,904
    Accrued expenses.................................................................       28,136         30,134
    Prepaid gas and oil sales........................................................        4,398          7,590
    Current maturities of long-term debt.............................................        1,550          1,538
                                                                                        ----------     ----------
      Total Current Liabilities......................................................      112,267        124,166

  Long-Term Debt.....................................................................      613,795        459,787
  Other Noncurrent Liabilities.......................................................       58,515         66,785
  Deferred Income Taxes..............................................................       46,767         28,134

  Shareholders' Equity:
    Common Stock, $0.10 par value; authorized
     100,000,000 shares; issued 36,421,285 shares (1994)
     and 36,378,659 shares (1993)....................................................        3,642          3,638
    Additional paid-in capital.......................................................      324,604        324,192
    Retained earnings................................................................      129,918        120,713
    Foreign currency translation adjustment..........................................         (610)            --
    Less - note receivable from employee stock
     ownership plan..................................................................       (6,029)        (6,029)
    Less - 326,812 shares of Common Stock held in
     Treasury, at cost...............................................................       (3,135)        (3,135)
                                                                                        ----------     ----------

       Total Shareholders' Equity....................................................      448,390        439,379

  Commitments and Contingencies......................................................
                                                                                        ----------     ----------

  Total Liabilities and Shareholders' Equity.........................................   $1,279,734     $1,118,251
                                                                                        ==========     ==========

  See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                           1994           1993
                                                                                        ----------     ---------
Operating Activities:
  Net earnings.......................................................................   $  9,205       $ 14,750
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation, depletion and amortization.......................................    112,763         87,428
      Amortization of deferred financing costs.......................................      3,121          3,250
      Deferred income taxes..........................................................     (3,108)         1,090
      Dry hole expense...............................................................      9,526          9,475
      Gain on sales of property, plant and equipment, net............................       (360)        (3,928)
      Distributions in excess of earnings from partnerships, net.....................      1,179          1,253
      Other..........................................................................         90             90
                                                                                        --------       --------
                                                                                         132,416        113,408
      Changes in operating assets and liabilities, net of acquisitions:
        Decrease in accounts receivable..............................................     31,724          1,942
        Decrease (Increase) in inventories, prepaid expenses
          and other..................................................................      4,795         (3,211)
        Decrease in accounts payable.................................................    (13,356)       (20,323)
        Decrease in prepaid gas and oil sales........................................     (5,925)       (23,183)
        Increase (Decrease) in accrued expenses and other............................    (11,509)         4,495
                                                                                        --------       --------


          Net Cash Provided By Operating Activities..................................    138,145         73,128

Investing Activities:
  Capital expenditures...............................................................    (96,980)       (78,861)
  Acquisitions, net of cash acquired.................................................   (195,128)         1,196
  Proceeds from sales of property, plant and equipment...............................        542         11,019
                                                                                        --------       --------

          Net Cash Used In Investing Activities......................................   (291,566)       (66,646)

Financing Activities:
  Proceeds from revolving lines of credit and other borrowings.......................    688,306        392,466
  Principal payments on revolving lines of credit and
    other borrowings.................................................................   (531,731)      (560,021)
  Fees paid to acquire financing.....,...............................................        (13)        (5,592)
  Proceeds from sales of common stock................................................        328        165,712
  Other..............................................................................       (315)           434
                                                                                        --------       --------

          Net Cash Provided By (Used In) Financing Activities........................    156,575         (7,001)
Effect of exchange rate changes on cash..............................................         97             --
                                                                                        --------       --------

          Increase (Decrease) In Cash And Cash Equivalents...........................      3,251           (519)

Cash And Cash Equivalents At Beginning Of Period.....................................      5,572          3,882
                                                                                        --------       --------
Cash And Cash Equivalents At End Of Period...........................................   $  8,823       $  3,363
                                                                                        ========       ========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Disclosures of Cash Flow Information.

- ------------------------------------------------------------------------------------------------------
 (Dollars in Thousands)

                                                                               Nine Months
                                                                            Ended September 30,
                                                                           --------------------
 Cash paid during the period for:                                            1994        1993
                                                                           -------      -------
   Interest, net of amount capitalized . . . . . . . . . . . . . . . . .   $38,491      $22,486

   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,269      $ 7,031
- ------------------------------------------------------------------------------------------------------


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

NOTE 2.  ACQUISITION

         On January 4, 1994, Seagull acquired all of the outstanding shares of stock of Novalta Resources Inc. ("Novalta") for a purchase price of approximately $202 million in cash (the "Seagull Canada Acquisition"). The economic effective date was December 31, 1993. Effective as of the January 4, 1994 closing date, Novalta was amalgamated with Seagull Energy Canada Ltd. ("Seagull Canada"), the indirect subsidiary of Seagull that acquired Novalta.

         The Seagull Canada Acquisition was financed primarily with a new $175 million reducing revolving credit facility (the "Canadian Credit Agreement"), as well as borrowings under Seagull's amended and restated revolving credit facility (the "Revolver"). For additional information, see Notes 2 and 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         Actual results of Seagull Canada's operations for the three and nine month periods ended September 30, 1994 are reflected in Seagull's accompanying unaudited consolidated financial statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3.  DEBT

         In May 1994, the Company amended the Revolver to, among other things,
(i) increase the maximum commitment from $475 million to $725 million, (ii) extend the maturity date to December 31, 2000, (iii) adjust certain financial covenants relating to dividend limitations and permitted leverage ratios and
(iv) adjust the pricing features of the credit facility.

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

NOTE 4.  ENSTAR ALASKA STOCK PROPOSAL

         On June 1, 1994, shareholders approved a plan (the "ENSTAR Alaska Stock Proposal") to create and issue a new class of common stock of the Company intended to reflect separately the performance of the Company's Alaska transmission and distribution segment ("ENSTAR Alaska") (the "ENSTAR Alaska Stock"). Subject to prevailing market and other conditions, the Company is authorized to proceed at any time with an underwritten public offering (the "ENSTAR Alaska Stock Offering") for cash of shares of ENSTAR Alaska Stock. The Company will not, however, proceed with the ENSTAR Alaska Stock Offering until such conditions improve so that they are comparable to those that existed at the time the Company initiated its preparation for such offering earlier this year. If market conditions do not improve to the extent necessary to allow Seagull to proceed with the ENSTAR Alaska Stock Offering by the end of 1994, the Company will expense approximately $2.0 million in related transaction costs in the fourth quarter. As part of the ENSTAR Alaska Stock Proposal, and following the issuance of the ENSTAR Alaska Stock, Seagull's currently outstanding common stock (the "Seagull Common Stock") would reflect separately the performance of the Company's exploration and production and pipeline and marketing segments. In addition, certain terms of the Seagull Common Stock would be amended to allow for the creation and issuance of the ENSTAR Alaska Stock.

          Net proceeds from the ENSTAR Alaska Stock Offering would be used to repay amounts borrowed under the Revolver, none of which is attributable to ENSTAR Alaska.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

                             RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS

- ----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                    ------------------    Percent   -----------------    Percent
                                                     1994        1993     Change      1994       1993    Change
                                                    ------------------------------------------------------------
 Revenues:

   Exploration and production  . . . . . . . . .    $57,104   $56,283     +  1     $208,222    $165,987   + 25

   Pipeline and marketing  . . . . . . . . . . .      9,829    10,586     -  7       29,984      32,930   -  9

   Alaska transmission and distribution  . . . .     14,111    14,921     -  5       69,460      73,038   -  5
- ----------------------------------------------------------------------------------------------------------------
                                                    $81,044   $81,790     -  1     $307,666    $271,955   + 13
================================================================================================================

 Operating Profit:

   Exploration and production  . . . . . . . . .    $    78   $13,068     -100     $ 33,709    $ 29,763   + 13

   Pipeline and marketing  . . . . . . . . . . .      2,800     3,392     - 17        9,663      10,860   - 11

   Alaska transmission and distribution  . . . .        540       617     - 12       12,121      11,076   +  9
- ----------------------------------------------------------------------------------------------------------------
                                                    $ 3,418   $17,077     - 80     $ 55,493    $ 51,699   +  7
================================================================================================================

 Net Earnings (Loss) . . . . . . . . . . . . . .    $(6,291)  $ 7,273     -186     $  9,205    $ 14,750   - 38

 Earnings (Loss) Per Share . . . . . . . . . . .    $ (0.17)  $  0.20     -185     $   0.25    $   0.41   - 39

 Net Cash Provided by Operating Activities
   Before Changes in Operating Assets and
   Liabilities  . . . . . . . . . . . . . . . . .   $28,725   $35,818     - 20     $132,416    $113,408   + 17

 Net Cash Provided by Operating Activities  . . .   $45,357   $21,956     +107     $138,145    $ 73,128   + 89

 Weighted Average Number of Common Shares
   Outstanding (in thousands) . . . . . . . . . .    36,909    37,061       --       36,933      35,607   +  4
================================================================================================================

         Revenues and operating profit are discussed in the respective segment sections.

         The decrease in net earnings for the nine months ended September 30, 1994 was due to an increase in interest expense partially offset by an increase in operating profit. The decrease in net earnings for the 1994 third quarter was due to a decrease in operating profit and an increase in interest expense. In addition, the sale of two parcels of

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

non-strategic producing properties contributed an after-tax gain of $2.7 million to results for the 1993 third quarter and nine months. (See "Other (Income) Expense" section below).

         Net cash provided by operating activities before changes in operating assets and liabilities increased for the nine month period of 1994 versus 1993 because of a 31% increase in natural gas production principally due to production contributed from properties acquired in connection with the Company's acquisition of Novalta Resources Inc. ("Novalta") (the "Seagull Canada Acquisition") and to production flowing for the first time beginning in late 1993 and early 1994 from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana. Net cash provided by operating activities before changes in operating assets and liabilities decreased in the third quarter of 1994 compared to the 1993 quarter due to lower natural gas prices, higher exploration charges and higher interest expense more than offsetting the increase in natural gas production.

ITEM 2.              SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

EXPLORATION AND PRODUCTION

- ---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                    September 30,
                                              --------------------   Percent   ---------------------    Percent
                                                1994       1993      Change      1994        1993       Change
                                              -----------------------------------------------------------------
 Revenues:

   Natural Gas . . . . . . . . . . . . . .    $50,875    $50,884       --      $188,898    $146,909    + 29

   Oil and Condensate  . . . . . . . . . .      5,866      5,401     +  9        17,703      18,797    -  6

   Natural Gas Liquids . . . . . . . . . .        812        895     -  9         2,119       2,520    - 16

   Other . . . . . . . . . . . . . . . . .       (449)      (897)    + 50          (498)     (2,239)   + 78
- ---------------------------------------------------------------------------------------------------------------
                                               57,104     56,283     +  1       208,222     165,987    + 25


 Lifting Costs . . . . . . . . . . . . . .     15,515     12,600     + 23        47,136      39,261    + 20

 General Operating Expense . . . . . . . .      2,850      2,663     +  7         8,890       8,225    +  8

 Exploration Charges . . . . . . . . . . .      7,178      3,024     +137        17,396      13,376    + 30

 Depreciation, Depletion
   and Amortization  . . . . . . . . . . .     31,483     24,928     + 26       101,091      75,362    + 34
- ---------------------------------------------------------------------------------------------------------------
 Operating Profit  . . . . . . . . . . . .    $    78    $13,068     -100      $ 33,709    $ 29,763    + 13
===============================================================================================================

 OPERATING DATA (1):

 Net Daily Production (2):

   Natural Gas (MMcf)  . . . . . . . . . .      330.2      276.1     + 20         360.1       274.5    + 31
   Oil and Condensate (Bbl)  . . . . . . .      3,869      3,688     +  5         4,265       4,041    +  6
   Natural Gas Liquids (Bbl) . . . . . . .        987        941     +  5           898         800    + 12
   Combined (MMcfe) (3)  . . . . . . . . .      359.4      303.9     + 18         391.1       303.5    + 29

 Average Sales Prices:

   Natural Gas ($ per Mcf) . . . . . . . .       1.67       2.00     - 16          1.92        1.96    -  2
   Oil and Condensate ($ per Bbl)  . . . .      16.48      15.92     +  4         15.20       17.04    - 11
   Natural Gas Liquids ($ per Bbl) . . . .       8.94      10.34     - 14          8.64       11.54    - 25
   Combined ($ per Mcfe) (3) . . . . . . .       1.72       2.01     - 14          1.95        2.00    -  2

 Lifting Costs ($ per Mcfe) (3):

   Lease Operating . . . . . . . . . . . .       0.28       0.22     + 27          0.25        0.26    -  4
   Workovers . . . . . . . . . . . . . . .       0.02       0.05     - 60          0.02        0.03    - 33
   Production Taxes  . . . . . . . . . . .       0.06       0.08     - 25          0.07        0.08    - 12
   Transportation  . . . . . . . . . . . .       0.08       0.07     + 14          0.08        0.07    + 14
   Ad Valorem Taxes  . . . . . . . . . . .       0.03       0.03       --          0.02        0.03    - 33
   Total . . . . . . . . . . . . . . . . .       0.47       0.45     +  4          0.44        0.47    -  6

 DD&A Rate ($ per Mcfe) (3)  . . . . . . .       0.95       0.89     +  7          0.95        0.91    +  4
===============================================================================================================

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

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

EXPLORATION AND PRODUCTION, continued

         Operating profit of the exploration and production ("E&P") segment for the nine months ended September 30, 1994 increased compared to the 1993 period due to higher revenues as a result of a significant increase in natural gas production, which was partially offset by increased depreciation, depletion and amortization ("DD&A") expense, lifting costs and exploration charges. Although natural gas production was up 20% in the third quarter of 1994 compared to the 1993 period, E&P operating profit for the 1994 quarter was substantially lower due to a 16% decrease in natural gas prices.

         The increases in natural gas production were primarily due to production contributed from properties acquired in connection with the Seagull Canada Acquisition on January 4, 1994, which averaged 55.1 and 52.4 MMcf per day for the 1994 quarter and nine month period, respectively, and to production flowing for the first time in late 1993 and early 1994 from certain of the Company's discoveries and three newly installed Company operated production facilities offshore Texas and Louisiana. The increases in production would have been higher but for voluntary curtailments in June, August and September 1994 due to inferior natural gas prices.

         DD&A expense and lifting costs increased for the three and nine month periods ended September 30, 1994 as a result of the significant increases in production.

         Exploration charges were higher for the nine months ended September 30, 1994 primarily due to an increase in seismic costs, while the third quarter exploration charges were higher than the 1993 quarter because of an increase in dry hole costs. Through mid-October, four of 14 exploratory wells drilled during 1994 were successful, seven wells were drilling and one well was being evaluated. Seagull plans to drill a total of approximately 30 exploratory wells in 1994.

         Seagull's exploitation program continues to be active in 1994. Through mid-October, 141 of 151 development wells drilled, all onshore, were successful including 60 successes out of 60 wells drilled in Canada. The Company plans to continue its exploitation activities at a comparable pace during the fourth quarter, focusing its efforts primarily onshore in the Mid-Continent and Mid-South areas, as well as in Canada.

         As a result of its active exploration and exploitation programs, Seagull expects to increase its level of deliverability in late 1994 and early 1995. However, the Company expects to continue curtailing gas production whenever prices are deemed to be below acceptable levels.

         E&P operating profit for the fourth quarter of 1994 is expected to be substantially below 1993 as a result of the lower natural gas prices that the Company is receiving in October and November, additional curtailment in October and November and the projected number of exploratory wells that will be drilled in the quarter that could result in an increase in dry hole costs. The Company's results of operations are significantly affected by natural gas prices.

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

PIPELINE AND MARKETING

- ----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                 September 30,
                                                                    --------------------  Percent    -----------------  Percent
                                                                       1994      1993     Change     1994      1993     Change

                                                                    -----------------------------------------------------------
 OPERATING PROFIT:

   Pipelines . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,695    $1,785     -  5    $5,066    $ 6,642     - 24

   Marketing and Supply  . . . . . . . . . . . . . . . . . . . . .       364       552     - 34     3,313      1,889     + 75

   Gas Processing  . . . . . . . . . . . . . . . . . . . . . . . .       529      (103)    +614       307        744     - 59

   Operating and
     Construction Services . . . . . . . . . . . . . . . . . . . .       212     1,158     - 82       977      1,585     - 39
- ------------------------------------------------------------------------------------------------------------------------------
                                                                      $2,800    $3,392     - 17    $9,663    $10,860     - 11
==============================================================================================================================

 OPERATING DATA:

 Average Daily Volumes (MMcf):

   Gas Gathering . . . . . . . . . . . . . . . . . . . . . . . . .       287       302     -  5       283        321     - 12

   Partnership Systems (net) . . . . . . . . . . . . . . . . . . .       111       103     +  8       112        118     -  5

   Marketing and Supply  . . . . . . . . . . . . . . . . . . . . .       528       447     + 18       563        443     + 27

 Gas Processing:

   Average Daily Inlet Volumes (MMcf)  . . . . . . . . . . . . . .       274       275       --       279        276     +  1

   Average Daily Net Production (Bbl)  . . . . . . . . . . . . . .     4,709     3,473     + 36     3,892      3,581     +  9
===============================================================================================================================


         Operating profit in the pipelines area, which includes the Company's gas gathering and product pipeline systems as well as the Company's interests in two partnership systems, declined primarily due to reduced volumes delivered for the three month and nine month periods ended September 30, 1994 compared to 1993.

         In the marketing and supply area, operating profit improved in the 1994 nine month period because of a 27% increase in sales volumes due partially to increases in the E&P segment's domestic natural gas production. Although sales volumes increased 18% in the third quarter of 1994, marketing and supply operating profit declined for the period due to a 29% decrease in margins.

         Gas processing operating profit for the nine months ended September 30, 1994 was lower than the 1993 period primarily as a result of the 13% decline in prices received for extracted products. Lower natural gas prices reduced the gas processing area's operating costs during the third quarter of 1994, resulting in the increase in operating profit for the 1994 quarter compared to 1993.

         Operating profit for the operating and construction services area was lower in both of the 1994 periods because of a construction project the Company began in mid-1993 -- an 8.7 mile, 16-inch gas pipeline that Seagull

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

PIPELINE AND MARKETING, continued

constructed for an international exploration company from a platform to a gathering pipeline offshore Louisiana. The project was completed in the first quarter of 1994.

ALASKA TRANSMISSION AND DISTRIBUTION

- --------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                     --------------------  Percent  -------------------  Percent
                                                                       1994        1993    Change     1994     1993      Change
                                                                     -----------------------------------------------------------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $14,111    $14,921    -  5    $69,460   $73,038     -  5

 Cost of Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . .    6,559      7,612    - 14     35,407    40,618     - 13

 Operations and Maintenance Expense  . . . . . . . . . . . . . . . .    5,093      4,819    +  6     16,114    15,749     +  2

 Depreciation, Depletion and Amortization  . . . . . . . . . . . . .    1,919      1,873    +  2      5,818     5,595     +  4
- --------------------------------------------------------------------------------------------------------------------------------
 Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . . .  $   540     $  617    - 12    $12,121   $11,076     +  9
================================================================================================================================

 OPERATING DATA:

 Degree Days (*) . . . . . . . . . . . . . . . . . . . . . . . . . .      851        794    +  7      6,313     6,122     +  3

 Volumes (Bcf):

   Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3.8        3.6    +  6       20.4      19.4     +  5

   Gas Transported . . . . . . . . . . . . . . . . . . . . . . . . .      4.3        3.3    + 30        9.7       8.2     + 18

   Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8.1        6.9    + 17       30.1      27.6     +  9

 Margins ($ per Mcf):

   Gas Sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.64       1.64      --       1.51      1.51      --

   Gas Transported . . . . . . . . . . . . . . . . . . . . . . . . .     0.31       0.35    - 11       0.34      0.37     -  8

   Combined  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     0.93       1.03    - 10       1.13      1.17     -  3


 Customers (end of period) . . . . . . . . . . . . . . . . . . . . .   89,285     87,344    +  2     89,285    87,344     +  2
===============================================================================================================================


 (*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the nine month period ended September 30, 1994 improved from the 1993 period primarily as a result of higher non-power customer demand due to an increase in customers for the period and slightly colder temperatures during 1994.
         Margins ($ per Mcf) on volumes transported declined 11% and 8%, respectively, for the three and nine month periods ended September 30, 1994 due to the addition of a large transport customer during the second quarter of 1994 at a transportation fee approximately 51% lower than the average fee received for all of ENSTAR Alaska's other transport customers. However,

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

ALASKA TRANSMISSION AND DISTRIBUTION, continued

increases in volumes transported due to the addition of this customer, representing approximately 50% and 34% of ENSTAR Alaska's transport volumes for the 1994 quarter and nine months, more than offset declines in revenues resulting from declines in average margins realized.

         This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

OTHER (INCOME) EXPENSE

- --------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                      --------------------  Percent -------------------  Percent
                                                                        1994       1993     Change    1994       1993    Change
                                                                      ----------------------------------------------------------
 General and Administrative  . . . . . . . . . . . . . . . . . . .    $ 1,709    $ 2,997    - 43    $ 8,754    $ 9,752    - 10

 Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . .     14,243      8,835    + 61     37,790     27,190    + 39

 Interest Income and Other . . . . . . . . . . . . . . . . . . . .     (1,103)    (3,908)   - 72     (1,376)    (4,593)   - 70
- --------------------------------------------------------------------------------------------------------------------------------
                                                                      $14,849    $ 7,924    + 87    $45,168    $32,349    + 40
================================================================================================================================


         General and administrative expenses decreased for the nine months ended September 30, 1994 due to a decline in costs associated with three compensation plans, one for outside directors, one for key managers and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock, partially offset by increases in costs related to potential acquisitions which were not consummated. General and administrative expenses decreased for the third quarter of 1994 compared to 1993 primarily due to the decline in costs associated with the compensation plans discussed above, as well as decreases in other payroll related expenses. The closing price of Seagull Common Stock decreased 10% and 8% during the three month and nine month periods of 1994, respectively, compared to increases of 13% and 97% for the same periods of 1993.

         Interest expense was higher in the 1994 periods compared to 1993 as a result of an increase in the level of debt outstanding due primarily to new debt incurred to finance the Seagull Canada Acquisition and an increase in the overall market rates of interest. Seagull expects its interest costs will continue to rise throughout the remainder of 1994 due to the increased level of debt previously mentioned as well as additional increases in interest rates.

         Interest income and other for the 1994 periods includes a pre-tax gain of $833,000 relating to the sale of an offshore platform. Interest income and other for the 1993 periods includes a pre-tax gain of approximately $3.7 million relating to two separate sales of non-strategic oil and gas producing properties.

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

INCOME TAXES

         The decrease in income taxes for the three and nine months ended September 30, 1994 was primarily a result of lower earnings before income taxes for the periods.


                        LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures for the 1994 and 1993 periods were as follows:

- ----------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                          -------------------  Percent ------------------- Percent
                                                                            1994       1993    Change    1994      1993    Change
                                                                          --------------------------------------------------------
 Exploration and Production:

   Lease acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,887    $   700   +312   $10,283   $ 2,694   +282

   Exploration costs . . . . . . . . . . . . . . . . . . . . . . . . . .    10,249      4,465   +130    18,069    19,957   -  9

   Development costs . . . . . . . . . . . . . . . . . . . . . . . . . .    22,951     18,930   + 21    58,411    45,892   + 27
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                            36,087     24,095   + 50    86,763    68,543   + 27


 Pipeline and Marketing  . . . . . . . . . . . . . . . . . . . . . . . .       313        852   - 63       901     1,503   - 40

 Alaska Transmission and Distribution  . . . . . . . . . . . . . . . . .     2,438      3,271   - 25     5,602     7,174   - 22

 Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       877        423   +107     3,714     1,642   +126
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                            $39,715   $28,641   + 39   $96,980    $78,862  + 23
==================================================================================================================================

         Current plans for 1994 call for capital expenditures of approximately $165 million, including about $150 million in exploration and production. Of the $150 million, Seagull anticipates spending approximately $20 million for lease acquisitions, $40 million for exploratory activities and $90 million for development activities.

         In May 1994, Seagull amended its existing revolving credit facility (the "Revolver") with a group of major U. S. and international banks. The facility was amended to, among other things, (i) increase the maximum commitment from $475 million to $725 million, (ii) extend the maturity date to December 31, 2000, (iii) adjust certain financial covenants relating to dividend limitations and permitted leverage ratios and (iv) adjust the pricing features of the credit facility.

         The provisions of the Revolver limit the total amount of senior indebtedness available to the Company (the "Borrowing Base"). The Borrowing Base is based upon the value of the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other two business segments as provided for under the Revolver. In May 1994, the Borrowing Base was redetermined and the total amount of senior indebtedness available to the Company was increased from $610 million to

ITEM 2.             SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

                    LIQUIDITY AND CAPITAL RESOURCES, continued

$625 million. The available commitment under the Revolver, up to the maximum of $725 million, is subject to the Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of October 31, 1994, borrowings outstanding under the Revolver were $145 million, leaving immediately available unused commitments of approximately $205 million, net of outstanding letters of credit of $2.2 million, $100 million of borrowings outstanding under the Company's senior notes, the nominated maximum borrowing availability of $160 million under the Canadian Credit Agreement discussed below, and $12.4 million of borrowings outstanding under Seagull's money market facilities.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

*10.1    Seagull Energy Corporation 1994 Executive Incentive Plan

*27.1    Financial Data Schedule

(b)      Reports on Form 8-K:

         There were no Reports on Form 8-K filed during the three months ended September 30, 1994.


- ------------------
*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAGULL ENERGY CORPORATION


                                       By:    /s/ Robert W. Shower
                                              ----------------------------------
                                              Robert W. Shower, Executive Vice
                                              President and Chief Financial
                                              Officer (Principal Financial
                                              Officer)

                                       Date:  November 4, 1994
                                              ----------------------------------




                                       By:    /s/ Rodney W. Bridges
                                              ----------------------------------
                                              Rodney W. Bridges, Vice President
                                              and Controller (Principal
                                              Accounting Officer)

                                       Date:  November 4 , 1994
                                              ----------------------------------

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                       DESCRIPTION
- ------                       -----------

*10.1    Seagull Energy Corporation 1994 Executive Incentive Plan

*27.1    Financial Data Schedule



- -------------------
*Filed herewith