Form 10-K405
SEAGULL ENERGY CORP
filed 1995-03-29
CIK 320321

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                 For the fiscal year ended December 31, 1994

                                      OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                   SECURITIES ACT OF 1934 (NO FEE REQUIRED)


                         Commission File Number 1-8094


                           SEAGULL ENERGY CORPOATION

            (Exact name of registrant as specified in its charter)

                   Texas                               74-1764876
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)
          1001 Fannin,Suite 1700
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

Common Stock, par value $.10 per share            New York Stock Exchange
Preferred Stock, par value $1.00 per share        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                     None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 day.   YES  X    NO

        Indicate by check mark if disclosuere of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

        As of March 20, 1995, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximatley $640,491,550.

        Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

               Class                             Outstanding at March 20, 1995

Common Stock, par value $.10 per share                     36,123,702


                     DOCUMENTS INCORPORATED BY REFERENCE

                Document
 (1) Annual Report to Shareholders for                  Part of Form 10-K
       year ended December 31, 1994                      PARTS I and II


(2) Proxy Statement for Annual Meeting                      PART III
      of Shareholders to be held on
              May 15, 1995

PART I


ITEM 1.  BUSINESS

         Seagull Energy Corporation (the "Company" or "Seagull") is an independent energy company primarily engaged in natural gas exploration, development and production. The Company's operations are focused offshore Texas and Louisiana in the Gulf of Mexico and onshore in three principal geographic regions: (i) the Mid-Continent Region located in western Oklahoma and the Texas Panhandle; (ii) the Mid-South Region, primarily in the Arklatex area in eastern Texas and northern Louisiana and the Arkoma Basin in eastern Oklahoma and western Arkansas; and (iii) western Canada. Seagull's two other business segments are also natural gas related: (i) pipeline and marketing, which include natural gas supply, marketing and transportation, principally in the southwestern United States; pipeline transportation of hydrocarbon products and petrochemicals in Texas and Louisiana; pipeline engineering, design, construction and operation; and natural gas processing in Texas; and (ii) natural gas transmission and distribution in Alaska. The Company was incorporated in Texas in 1973 as a wholly owned subsidiary of Houston Oil & Minerals Corporation ("HO&M"). In March 1981, the Company became an independent entity as a result of the spin-off of its shares to the stockholders of HO&M. The "Company" or "Seagull" refers to Seagull and its consolidated subsidiaries, unless otherwise indicated or the context otherwise suggests.

         For financial information relating to industry segments, see Note 13 of Notes to Consolidated Financial Statements of Seagull Energy Corporation and Subsidiaries. The Consolidated Financial Statements of Seagull Energy Corporation and Subsidiaries and the Notes related thereto (the "Consolidated Financial Statements") are included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto. Prior to 1994, the Company derived no revenues and had no material assets outside the United States. See discussions below regarding the Seagull Canada Acquisition and interests in production licenses acquired in United Kingdom waters.


                           EXPLORATION AND PRODUCTION

         Seagull's exploration and production ("E&P") segment is the Company's primary growth area and is comprised of the following material direct and indirect wholly owned subsidiaries of the Company: Seagull Energy E&P Inc.; HO&M; Wacker Oil Inc.; Seagull Midcon Inc.; Seagull Mid-South Inc., formerly Arkla Exploration Company; Seagull Energy Canada Ltd. and Seagull Energy Canada Holding Company.

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

         Seagull Canada's assets (the "Seagull Canada Properties") consist primarily of natural gas and oil reserves and developed and undeveloped lease acreage concentrated principally in a small number of fields located in Alberta, Canada. According to reserve estimates prepared as of December 31, 1993 by the independent petroleum engineering firm, DeGolyer and MacNaughton, the Seagull Canada Properties had proved reserves totaling 257.4 billion cubic feet ("Bcf") of natural gas and 2.8 million barrels ("MMbbl") of oil, condensate and natural gas liquids.

         In 1993, a four-company exploration group including Seagull was awarded four production licenses in United Kingdom waters. Those awards, together with the purchase of additional interests, gave Seagull interests in four licenses in U.K. waters totaling 458,798 gross (97,854 net) acres.
Seismic studies and other evaluation activities on the licensed blocks have been ongoing since mid-1993. During 1994, one well was successfully tested for hydrocarbons, a second unsuccessful well was completed and a third well was in progress at year-end. The 1995 drilling program calls for three additional wells to be drilled in the United Kingdom waters.

         Seagull's ongoing exploration program has been concentrated in the Gulf of Mexico, primarily in shallow waters off the central Texas Gulf Coast. The Company has in the past financed its gas and oil exploration and development activities through internally generated funds, bank borrowings and participation by industry partners on a prospect-by-prospect basis. The Company believes that its gas and oil exploration and development activities in the foreseeable future will be financed by internally generated funds. In 1995, the Company expects E&P capital expenditures to total approximately $112 million. Of this amount, about $48 million will be devoted to exploration, primarily in the Gulf of Mexico, $49 million to development and $15 million to leasehold acquisition. Of the expected development capital expenditures, about $13 million is targeted for the Mid-South Region, $13 million for the Gulf of Mexico, $10 million for the Mid-Continent Region and $13 million for Western Canada. By comparison, 1994 capital expenditures for E&P activities totaled $136 million. The Company expects to fund these capital expenditures from internally generated funds but may reduce capital expenditure levels if economic conditions dictate.

         Revenues from the sale of gas and liquids production accounted for 64%, 60% and 38% of the Company's consolidated revenues for 1994, 1993 and 1992, respectively. As used in this Annual Report on Form 10-K, liquids means oil, condensate and natural gas liquids, unless otherwise indicated or the context otherwise suggests. Gas production in 1994 increased primarily as a result of contributions attributable to the Seagull Canada Properties acquired in January 1994 and to production flowing for the first time in late 1993 and early 1994 from certain of the Company's discoveries. Production of gas and liquids for 1994 averaged 355.2 million cubic feet ("MMcf") per day ("MMcf/d") and 5,063 barrels ("Bbl") per day ("Bbl/d"), respectively, compared to 279.5 MMcf/d and 4,641 Bbl/d, respectively, in 1993.

         Seagull's principal gas and oil properties include the following:

                                                                            Average Net Daily Production
                                                                                 for the Year Ended
                                               At December 31, 1994               December 31, 1994
                                               ____________________         ____________________________
                                                             Proved
                                              Number of     Reserves          Natural Gas        Liquids
             Field                 State     Gross Wells    (Bcfe)(1)           (MMcf)            (Bbl)
________________________________________________________________________________________________________

 UNITED STATES:

   Mid-South Region:

     Arklatex Area:

       Carthage                  Texas           233          174               24.8             487

       Oak Hill                  Texas            49           21                4.8              28

       Waskom                    Texas            73           60               17.8             164

       Ruston                    Louisiana        39           49               15.8             126

       Sligo                     Louisiana        50           15                4.9              41



     Arkoma Basin:

       Cecil                     Arkansas        208           68               21.6               -

       Aetna                     Arkansas        110           35               12.4               -

       Wilburton                 Oklahoma         59           24               12.0               -

       Other                                     464          105               43.5             485


   Mid-Continent Region:

     Panhandle West              Texas            68           49               14.6               6

     Panhandle Gray              Texas           133           28                0.2             651

     Watonga-Chickasha           Oklahoma        156           39               13.8              98

     Strong City                 Oklahoma        110           32               14.2             122

     Other                                       316           73               22.4             388

   Offshore Texas                                 44           53               53.8             240

   Offshore Louisiana                             12           37               18.3             443

   Gulf Coast Onshore                             17           19                6.2             614
                                               _________________________________________________________

                                               2,141          881              301.1           3,893

 CANADA (2)                                      787          292               54.1           1,170
                                               _________________________________________________________

                                               2,928        1,173              355.2           5,063
                                               =========================================================



(1) The equivalent of one billion cubic feet ("Bcfe") of natural gas. Liquids are converted to gas at a ratio of one barrel of liquids per six Mcf ("Mcf" represents one thousand cubic feet) of gas, based on relative energy content.

(2) The Seagull Canada Properties were acquired on January 4, 1994 in connection with the Seagull Canada Acquisition. Average net daily production amounts assume the Seagull Canada Acquisition occurred on December 31, 1993.

         For additional information relating to the Company's gas and oil reserves, based substantially upon reports of Netherland, Sewell & Associates, Inc., DeGolyer and MacNaughton and Ryder Scott Company, independent petroleum engineers (collectively the "Engineers"), see Note 4 of the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto. The Engineers provided the estimates of "proved developed and undeveloped reserves" and "proved developed reserves" at the beginning and end of each of the three years included in Note 4. Under "Standardized Measure of Discounted Future Net Cash Flows" in Note 4, the Engineers provided all information except "discounted income taxes" and "standardized measure of discounted future net cash flows". All information in Note 4 not provided by the Engineers was supplied by the Company. As required, Seagull also files estimates of gas and oil reserve data with various governmental regulatory authorities and agencies. The basis for reporting reserves to these authorities and agencies, in some cases, may not be comparable. However, the difference in estimates does not exceed 5%.

         The future results of this segment will be affected by the market prices of natural gas and liquids. The availability of a ready market for gas and liquids products in the future will depend on numerous factors beyond the control of the Company, including weather, production of other natural gas and liquids products, imports, marketing of competitive fuels, proximity and capacity of gas and liquids pipelines and other transportation facilities, any oversupply or undersupply of gas and liquids products, the regulatory environment and other regional and political events, none of which can be predicted with certainty. As in the past, the Company would expect to continue curtailing a portion of its gas production whenever prices are deemed to be below acceptable levels. Gas prices declined steadily throughout the year after hitting levels of $2.19 per Mcf domestically and $1.89 per Mcf in Canada during the first quarter. The low point was in the fourth quarter, when gas prices averaged $1.59 per Mcf in the U.S. and $1.33 per Mcf in Canada. Average prices for the full year came to $1.88 per Mcf domestically and $1.55 per Mcf in Canada.

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


                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                           1994                  1993                     1992
                                     -------------------------------------------------------------------

                                      Gross       Net        Gross         Net        Gross        Net
 UNITED STATES:

  Exploratory Drilling:

    Productive Wells                     5         3.23         8          5.19          3         1.28

    Dry Holes                           10         6.48        19          9.20         12         5.51

  Development Drilling:

    Productive Wells                   119        69.34       100         54.62         24        16.11

    Dry Holes                           11         5.11        22         13.71          2         0.73

 CANADA:

  Exploratory Drilling:

    Productive Wells                     5         1.67         -             -          -            -

    Dry Holes                            1         0.33         -             -          -            -

  Development Drilling:

    Productive Wells                   110        54.95         -             -          -            -

    Dry Holes                            1         0.50         -             -          -            -

 OTHER INTERNATIONAL:

  Exploratory Drilling:

    Dry Holes                            2         0.53         -             -          -            -

         From January 1, 1995 through February 28, 1995, the Company drilled 2 gross (2.00 net) successful exploratory wells and 4 gross (1.52 net) dry exploratory wells. In addition, the Company drilled 17 gross (10.00 net) successful development wells. The Company has 5 gross (2.38 net) exploratory wells and 16 gross (6.48 net) development wells in progress or being evaluated. As of the beginning of 1995, the Company had an inventory of approximately 85 exploratory prospects, including about 20 in Canada.

PRODUCTION

         The following table summarizes the Company's production, average sales prices and lifting costs for the periods indicated:

                                                                  Year Ended December 31,
                                                             ----------------------------------
                                                               1994         1993          1992
                                                             --------      --------     --------
 UNITED STATES:
  Net Production:

    Gas (MMcf)                                                109,900       102,025        38,137

    Oil and condensate (Mbbl)(1)                                1,204         1,412         1,014

    Natural gas liquids (Mbbl)                                    217           282           265

    Combined (MMcfe)(2)                                       118,427       112,188        45,809

  Average sales price (3):

    Gas (per Mcf)                                             $ 1.88        $  1.99        $ 1.85

    Oil and condensate (per Bbl)                              $15.98        $ 16.72        $18.60

    Natural gas liquids (per Bbl)                             $ 9.45        $ 11.10        $10.20

    Combined (per Mcfe) (2)                                   $ 1.90        $  2.03        $ 2.01

  Average lifting costs of gas and liquids (per Mcfe) (4)     $ 0.44        $  0.47        $ 0.57

 CANADA(5):
  Net Production:

    Gas (MMcf)                                                19,755           --            --

    Oil and condensate (Mbbl)                                    324           --            --

    Natural gas liquids (Mbbl)                                   103           --            --

    Combined (MMcfe)                                          22,317           --            --

  Average sales price :

    Gas (per Mcf)                                            $  1.55           --            --

    Oil and condensate (per Bbl)                             $ 12.67           --            --

    Natural gas liquids (per Bbl)                            $  8.12           --            --

    Combined (per Mcfe)                                      $  1.66           --            --

  Average lifting costs of gas and liquids (per Mcfe)        $  0.51           --            --

(1)      Thousands of Bbl ("Mbbl").

(2) The equivalent of one thousand cubic feet ("Mcfe") and one million cubic feet ("MMcfe") of natural gas.

(3) Average sales prices are before deduction of production, severance, and other taxes.

(4) Lifting costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes and transportation costs.

(5) The Seagull Canada properties were acquired on January 4, 1994 in connection with the Seagull Canada Acquisition.

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1994. Productive wells are either producing wells or wells capable of commercial production although currently shut in. One or more completions in the same borehole are counted as one well.


                            Gross                             Net
                    ---------------------            ----------------------
                    United                           United
                    States         Canada            States         Canada
                    ------        -------            ------         -------
 Gas (*)            1,885            772               940.86        407.54
 Oil                  256             15               179.44         10.32
                    -----          -----             --------        ------
 Total              2,141            787             1,120.30        417.86
                    =====          =====             ========        ======


(*) Includes 328 gross (162.76 net) and 439 gross (296.50 net) gas wells with multiple completions for the United States and Canada, respectively.

         For additional information relating to gas and oil producing activities, see Note 4 of the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit
99.1 attached hereto.

DEVELOPED AND UNDEVELOPED GAS AND OIL ACREAGE

         As of December 31, 1994, the Company owned working interests in the following developed and undeveloped gas and oil acreage:

                                                  Developed                        Undeveloped
                                         ---------------------------       ---------------------------

                                            Gross          Net  (1)           Gross          Net  (1)
                                         ----------       ----------       ----------       ----------
 UNITED STATES:

   Onshore:
     Oklahoma                              312,748          128,517            92,827          45,079

     Arkansas                              225,651           68,875            29,453          20,870

     Texas                                 160,642           84,092            22,606           8,908

     Louisiana                              51,339           22,897            10,968           3,032

     Mississippi                            17,370            7,837            16,652           7,284

     Other                                  18,151           11,907             6,721           4,720

   Bays and State Waters                     1,694              846             6,999           6,011

   Federal Offshore:
     Texas                                 145,144           64,557           176,590         140,015

     Louisiana                              49,658           26,269            78,942          55,409

 CANADA                                    399,171          202,410           462,578         273,792

 UNITED KINGDOM                                  -                -           458,798          97,854
                                         ---------          -------         ---------         -------
                                         1,381,568          618,207         1,363,134         662,974
                                         =========          =======         =========         =======


(1) When describing acreage on drilling locations, the term "net" refers to the total acres on drilling locations in which the Company has a working interest, multiplied by the percentage working interest owned by the Company.

         Additionally, as of December 31, 1994, the Company owned mineral and/or royalty interests in 222,768 gross (31,568 net) developed and 297,508 gross (45,789 net) undeveloped gas and oil acreage.

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

MARKETS

         Most industry observers believe there currently exists a very delicate
balance between supply and demand of natural gas in North America.   Since
mid-1994, however, the average market price for natural gas has been significantly weakened due to a real or perceived oversupply situation caused by many factors such as (i) reduced demand due to milder than normal weather,
(ii) new deliverability from wells recently drilled in the favoring price environment of the last two years, (iii) additional volumes imported from Canada, and (iv) more "efficiency" in the nation's pipeline and storage grid stimulated by open-access competition under FERC Order 636. The Company believes that while the current conditions in the market may persist for a while, the long-term fundamentals still favor natural gas as the "fuel of choice" for an increasing share of the market.

REGULATION

UNITED STATES

         Aspects of the production, sale and transportation of natural gas and crude oil in federal Outer Continental Shelf waters are regulated pursuant to various federal statutes, including the Outer Continental Shelf Lands Act. The interstate transportation of natural gas is regulated under the Natural Gas Act ("NGA") or the Natural Gas Policy Act of 1978 ("NGPA").

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

         In all states in which the Company engages in gas and oil exploration and production, its activities are subject to regulation. These regulations generally require permits for the drilling, the prevention of waste of gas and oil reserves, the prevention and cleanup of pollution and other matters. Government agencies in various states regulate, among other things, the amount and rate of gas and oil production. The states of Texas and Oklahoma have recently revised their regulations regarding production allowables. The regulations imposed by state agencies affect deliverability under certain of the Company's gas purchase contracts and thereby affect the purchasers' volumetric purchase obligations. In addition to changing the allowables, Oklahoma has promulgated regulations pursuant to Senate Bill 168, which govern sharing of gas markets among working interest owners and disbursement of royalty proceeds.

         Over the past several years, the Federal Energy Regulatory Commission (the "FERC") has issued certain orders that have brought sweeping changes to the regulatory structure governing interstate sales and transportation of natural gas. Collectively, these orders have changed the gas pricing structure and altered the traditional relationship among producers, pipelines and end-use markets. Most pipelines are in the process of transforming themselves from their strictly-merchant role to a combination of merchant and open-access transporter. Producers frequently contract directly with end-users or other gas buyers and transportation services can be arranged by either the buyer, the seller or a broker on a first-come, first-serve basis. These FERC orders therefore provide the Company with greater marketing options.

CANADA

         Seagull Canada has exploration and development operations in Alberta and Saskatchewan. The natural gas and oil industry is subject to extensive controls and regulations imposed by various government entities in Canada.

Natural Gas Pricing

         Prior to deregulation of natural gas markets, prices in Canada were legislated by the government. In the current deregulated environment, the price of natural gas is determined by negotiations between buyers and sellers. Exports of natural gas require approvals similar to those required for exports of oil, as described below.

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

Provincial Royalties and Incentives

         The royalty regime is a significant factor in the profitability of gas and oil production. Royalties payable on production from lands other than Crown lands are determined by negotiations between the mineral owner and the lessee. Crown royalties are determined by government regulation and are generally calculated as a percentage of the value of the gross production; the rate of royalties payable depends in part on well productivity and field discovery date. From time to time the governments of Canada, Alberta and Saskatchewan have established incentive programs which have included royalty rate reductions, royalty holidays and tax credits for the purpose of encouraging gas and oil exploration.

         In November 1991, the Government of Alberta announced temporary royalty incentives for oil exploration and development. The relief program provides for: (i) a two year royalty holiday for exploratory oil wells drilled between November 1, 1991 and March 31, 1992 and a one year royalty holiday for exploratory wells drilled between April 1, 1992 and March 31, 1993 and an extra one year royalty holiday for exploratory wells drilled in the foothills and northern regions of the Province, with a cap of $1 million per well; (ii) a one year royalty holiday on development oil wells drilled between November 1, 1991 and March 31, 1993 with a cap of $400,000 per well; (iii) a five year royalty holiday for reactivated oil wells which obtained a well license prior to July 30, 1993 and which have been continuously inactive since August 31, 1990, with a 25,000 barrel cap which was raised to 50,000 barrels pursuant to the October 13, 1992 announcement; and (iv) new oil royalty rates for reactivated wells.

         On October 13, 1992, the Government of Alberta announced major changes to its royalty structure and permanent incentives for exploring and developing gas and oil reserves. The regulations incorporating these changes were adopted on January 20, 1993. The significant changes announced include the following:
(i) new oil discovered after September 30, 1992 will have a permanent one year oil royalty holiday, subject to a maximum of $1 million and a reduced royalty rate thereafter; (ii) reduction of royalties on existing production of gas and oil; (iii) incentives by way of royalty holidays and reduced royalties on reactivated and horizontal wells; (iv) introduction of separate par pricing for light, medium and heavy oil; and (v) modification of the royalty formula structure to provide for sensitivity to price fluctuations.

         Effective January, 1994 the Government of Alberta introduced administrative changes to the Gas Royalty System. The intent of this change is to reduce administrative costs incurred by industry and government.

         A price and productivity sensitive royalty structure for natural gas and crude oil in the Province of Saskatchewan has been in effect since 1987. The royalty structure provides for royalty holidays for certain categories of wells drilled in the Province of Saskatchewan and royalties which vary with the price of a particular commodity.

         For a description of regulation of environmental matters affecting Seagull Canada, see Environmental Matters below.


                             PIPELINE AND MARKETING

         Seagull is involved in the pipeline transportation of natural gas, hydrocarbon products and petrochemicals in Texas, Louisiana and Mississippi. In addition, the Company is engaged in pipeline engineering, design, construction and operation, natural gas processing, third-party natural gas marketing and the marketing of Seagull's natural gas and liquids production. Revenue from the pipeline and marketing segment accounted for 10%, 11% and 16% of the Company's consolidated revenues for 1994, 1993 and 1992, respectively.

GAS PIPELINES

         The Company owns and operates short and medium length gathering pipelines that carry gas from producing fields to other pipelines which are owned by utility companies, large gas transmission companies, or others, and to industrial customers (referred to herein collectively as "Gas Purchasers").
The Company owns and operates 21 onshore and offshore natural gas gathering systems having an aggregate length of approximately 396 miles. Seagull's gas pipelines, which do not form an interconnected system, are principally located in Texas, Louisiana and offshore along the Texas coast. In addition, the Company owns partial interests in and operates two other offshore gas pipelines.

         Seagull transports gas under arrangements where customers are charged a fee for gas carried through Seagull's pipelines. Seagull also delivers gas through its pipelines pursuant to contracts whereby it purchases and resells gas. In the case of purchase and sales contracts, the margin between Seagull's cost of gas and its resale revenues constitutes, in effect, a transportation fee.

         Natural gas producers prefer flexibility in commitment of gas reserves both as to term and pricing. Some of the wells connected to the Company's pipelines are not dedicated to those pipelines. It is probable that most gas wells currently connected to the Seagull gas gathering systems will remain connected from year-to-year with deliverability of reserves declining until depleted. In many situations, it is no longer practical for a major pipeline company to consider gas reserves to be firmly committed to its facilities. Several systems are located in good prospective gas development areas where some new gas wells have been drilled, and more development may occur. In areas of active drilling, it is likely that new wells and additional gas volumes can be added to the systems.

         The following table shows the volumes of gas transported for the periods shown:


                                                                          Year Ended December 31,
                                                                  -----------------------------------------
                                                                   1994             1993              1992
                                                                  -------          -------          -------
 Volume (MMcf):

   Sales Contracts                                                    634            1,419            2,290

   Transportation Fee Arrangements                                100,416          112,081           69,660
                                                                  -------          -------           ------

     Total                                                        101,050          113,500           71,950
                                                                  =======          =======           ======


HYDROCARBON PRODUCTS AND PETROCHEMICAL PIPELINES

         The Company owns and/or operates pipelines for the transportation of liquid hydrocarbon products and petrochemicals. Seagull operates seven such pipelines, three of which it owns and all of which are located in Texas or Louisiana.

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

         The Company also builds pipelines for other companies for which it receives construction fees that are fixed, cost plus or a combination of both. The Company recognized operating profit in 1994 and 1993 on a gas pipeline construction project. The project was completed in the first quarter of 1994.

         Historically, the Company has not been engaged in pipeline construction projects on a regularly recurring basis. Seagull had no other new construction projects in 1994; however, Seagull is currently conducting marketing efforts and anticipates it will generate new projects.

GAS PROCESSING

         The Company owns interests in a number of gas processing plants. The largest of the plants is located in Matagorda County, Texas (the "Matagorda Plant"), and has been in operation since March 1981. Seagull owns a 65% undivided interest in and operates the Matagorda Plant, and the other 35% interest is owned by a subsidiary of Enron Corp.

         The Matagorda Plant processes natural gas, producing a full-range demethanized raw mix products stream. The actual throughput at the Matagorda Plant varies depending upon gas sales demand and production-related mechanical factors. For the year ended December 31, 1994, throughput averaged approximately 252 MMcf/d, which was slightly lower than the prior year. Throughput volumes are expected to remain at the same level for the foreseeable future. Profitability will depend largely on the relative prices of products and natural gas.

COMPETITION

         The Company actively competes with numerous other companies for the construction and operation of short and medium length pipelines. The Company's competitors include oil companies, other pipeline companies, natural gas gatherers and petrochemical transporters, many of which have financial resources, staffs and facilities substantially larger than those of the Company. In addition, many of the Company's Gas Purchasers are also competitors or potential competitors in the sense that they have extensive pipeline-building capabilities and experience and generally operate large pipeline systems of their own. Seagull believes that its ability to compete will depend primarily on its ability to complete pipeline projects quickly and cost effectively, and to operate pipelines efficiently.

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

REGULATION

         Government regulation has a significant effect on various segments of the Company's pipeline operations. Its pipeline systems are regulated by state and federal regulatory agencies with respect to safety, location and other matters.

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

         Sales of natural gas by the Company's marketing subsidiary are generally not regulated by the FERC. Transportation and sales for resale of gas in interstate commerce by some of the Company's intrastate pipelines are regulated by the FERC pursuant to Section 311 of the NGPA. Section 311 permits intrastate pipelines to engage in certain transactions with interstate pipelines and their customers without being regulated as interstate pipelines under the NGA, thus allowing more flexibility in operations between intrastate and interstate gas pipeline companies. The FERC has revised its Section 311 regulations to allow intrastate pipelines to transport gas destined for interstate commerce under self-implementing blanket certificates.

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

         With regard to pipeline design, construction, operation and maintenance, state regulatory commissions generally have the authority to take all steps necessary to ensure compliance by intrastate pipeline and gathering companies with applicable safety regulations. The FERC also regulates certain aspects of intrastate pipeline construction related to Section 311 transportation or storage services. The Company is also subject to safety regulations imposed by the Office of Pipeline Safety of the Department of Transportation (the "DOT"), promulgated pursuant to the Natural Gas Pipeline Safety Act of 1968 and enforced by the Texas Railroad Commission.

         Pursuant to regulations regarding drug abuse enacted by the DOT and adopted by the Texas Railroad Commission, the Company has implemented a drug abuse prevention program that strives for a safe and drug-free workplace for its employees.


                      ALASKA TRANSMISSION AND DISTRIBUTION

         The Company operates in Alaska through ENSTAR Natural Gas Company ("ENG"), a division of the Company, and Alaska Pipeline Company ("APC"), an Alaska corporation and a wholly owned subsidiary of the Company. ENG and APC are currently operated as a single business unit, ENSTAR Alaska ("ENSTAR Alaska"), and are regulated as a single operating unit by the Alaska Public Utilities Commission (the "APUC"). APC engages in the intrastate transmission of natural gas in South-Central Alaska. ENG engages in the distribution of natural gas in Anchorage and other nearby communities in Alaska and is APC's only customer. Revenues from the natural gas transmission and distribution segment accounted for 26%, 29% and 46% of the Company's consolidated revenues for 1994, 1993 and 1992, respectively.

         ENSTAR Alaska's predecessor was formed in 1959 and began serving the Anchorage area with natural gas in 1961. Five years later, in 1966, the predecessor became one of the original entities that formed Alaska Interstate Company, a newly organized public company the shares of which were traded on the New York Stock Exchange. Alaska Interstate Company changed its name to ENSTAR Corporation in 1982.

         In 1985, the Company purchased ENSTAR Alaska for $55 million in cash plus $10 million in the form of a seven-year unsecured, 10% subordinated note. At the time of the acquisition, APC had outstanding debt of approximately $65 million. The transaction received the final approval of the APUC in June 1985.

GAS TRANSMISSION SYSTEM

         APC owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. The pipeline transmission system is composed of approximately 277 miles of 12- to 20-inch diameter pipeline and approximately 71 miles of smaller diameter pipeline. The system's present design delivery capacity is approximately 410 MMcf/d. The average throughput of the system in 1994, 1993 and 1992 was 121, 110 and 112 MMcf/d, respectively.

GAS DISTRIBUTION SYSTEM

         ENG distributes natural gas through approximately 1,962 miles of gas mains to approximately 90,100 residential, commercial, industrial and electric power generation customers within the cities and environs of Anchorage, Eagle River, Palmer, Wasilla, Soldotna, Kenai and the Nikiski area of the Kenai Peninsula, Alaska. During the year ended December 31, 1994, ENG added approximately 46 miles of new gas distribution mains, installed 1,886 new service lines and added approximately 1,900 net customers. ENG anticipates relatively modest growth in its residential customer base and will install additional main and service lines to accommodate this growth.

         ENG distributes gas to its customers under tariffs which provide for varying delivery priorities. ENG's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

         In 1994, purchase/resale volumes represented 71% of ENG's throughput. The remaining volumes are transported for power and industrial customers for a transportation fee. Purchase/resale volumes accounted for 91% of ENG's operating margin in 1994.

         ENG's five largest customers are Municipal Light and Power ("ML&P"), an electric utility; the U. S. Air Force; the U. S. Army; the State of Alaska; and Unocal Corporation. Together, they account for about $7.3 million in annual operating margin and about 16 Bcf per year in volumes, which represent about 14% and 37%, respectively, of ENG totals.

GAS SUPPLY

         In May 1988, APC entered into a gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") providing for the delivery of approximately 450 Bcf of gas in the aggregate. The Marathon Contract is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. APC has agreed to purchase and Marathon has agreed to deliver all of APC's gas requirements in excess of those provided for in other presently existing gas supply contracts, subject to certain exceptions, until the commitment has been exhausted and without limit as to time; however, Marathon's delivery obligations are subject to certain specified annual limitations after 2001. The contract has a base price of $1.55 per Mcf plus reimbursements for any severance taxes and other charges. The base price is subject to annual adjustment based on changes in the price of certain traded oil futures contracts. During 1994, the cost of gas purchased under the Marathon Contract averaged $1.67 per Mcf, including reimbursements for severance taxes. The Marathon Contract, as amended in 1991, has been approved by the APUC.

         Effective January 1, 1992, APC amended a gas purchase contract with Shell Oil Company and ARCO Alaska, Inc. (the "Shell Contract") to extend the term of the contract through the year 2009, modify the price, delivery and the deliverability provisions and provide procedures for reducing take-or-pay volumes for the effect of APC sales volumes that are displaced by gas sales made by others. The Shell Contract provides for the delivery of up to approximately 220 Bcf of gas. The amendments revised the price to a base price of $1.971 per Mcf plus reimbursements for any severance taxes and an annual adjustment based on changes in the price of certain traded oil futures contracts from the relevant base price. Certain portions of the gas purchased under the amendments may be priced under a pricing term similar to the Marathon Contract. The 1994 price under the Shell Contract, after application of contractual adjustments, averaged $1.71 per Mcf, including reimbursements for severance taxes. The amendments provide for varying deliverability, before displaced gas sales adjustments, up to a maximum of 110 MMcf/d through 1995, and take-or-pay quantities, before displaced gas sales adjustments, up to a maximum of 15.4 Bcf per year through 1994 (15 Bcf per year thereafter). The Shell Contract, as amended, has been approved by the APUC.

         Combined, the Marathon and Shell Contracts will supply all of ENSTAR Alaska's gas supply requirements through the year 2001. After that time supplies will still be available under these contracts in accordance with their terms, but the annual limitations contained in the Marathon Contract will begin to take effect. As a result, after 2001, at least a portion of ENSTAR Alaska's requirements are expected to be satisfied outside the terms of those contracts, as currently in effect.

         Based on gas purchases during the twelve months ended December 31, 1994, which are not necessarily indicative of the volume of future purchases, gas reserves committed to APC under the Marathon and Shell Contracts would have a current reserve life index of approximately 14 years.

         ENSTAR Alaska's average cost of gas sold in 1994, 1993 and 1992 was $1.74, $2.07 and $1.94 per Mcf, respectively. The average price of gas sold by ENSTAR Alaska in 1994, 1993 and 1992 was $3.23, $3.56 and $3.41 per Mcf,
respectively.

         As stated above, ENSTAR Alaska purchases all of its natural gas under long-term contracts in which the price is indexed to changes in the price of crude oil futures contracts. However, because ENSTAR Alaska's sales prices are adjusted to include the projected cost of its natural gas, there has been and is expected to be little or no impact on margins derived from ENSTAR Alaska's gas sales as a result of fluctuations in oil prices due to worldwide political events and changing market conditions.

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

         During the last six years, ENSTAR Alaska's natural gas volumes delivered on a purchase/resale basis have declined primarily due to three of its major customers electing to purchase gas directly from gas producers. During 1988, Chugach Electric Association, the smallest of the three customers, entered into a contract to purchase gas directly from a producer. The contract became effective on April 1, 1989, resulting in a displacement of gas sales at that time of approximately 2.6 Bcf per year. ENSTAR Alaska currently continues to transport approximately 1.3 Bcf per year of Chugach Electric Association's gas volumes, although at a lower fee than the margin earned on sales volumes because of the proximity of the customer's facility to a producing field and a producer-owned pipeline. The remaining 1.3 Bcf of natural gas required by Chugach Electric Association in 1989 was displaced by a 90-megawatt hydroelectric facility at Bradley Lake, completed in September 1991.

         During the fourth quarter of 1991, ML&P, the largest of the three customers, began purchasing gas directly from three gas producers, which displaced gas sales of approximately 8.0 Bcf per year. However, the APUC approved a tariff allowing ENSTAR Alaska to transport these volumes from ML&P's purchase points to the ML&P electric generation facilities for a transportation fee that approximates the margin that would have been earned had ML&P remained a sales customer rather than becoming a transportation customer. Deliveries of gas to ML&P during 1994, 1993 and 1992 amounted to approximately 17%, 18% and 19%, respectively, of the total deliveries of gas by ENSTAR Alaska.

         In December 1994, the Department of Defense awarded a one-year contract to a gas producer to supply natural gas to the power plants located on two military bases that were then gas sales customers of ENSTAR Alaska. The contract became effective February 1, 1995 and displaced gas sales of approximately 4.7 Bcf per year. However, ENSTAR Alaska and the gas producer have entered into an agreement whereby ENSTAR Alaska transports these volumes from the producer's facilities to the military power plants for a transportation fee equal to the margin that would have been earned had the military power plants remained a sales customer. Consequently, ENSTAR Alaska anticipates no significant adverse economic impact to result from this matter. The transportation agreement between ENSTAR Alaska and the gas producer has been approved by the APUC.

         If any other existing large customer of ENSTAR Alaska chooses to purchase gas directly from producers, ENSTAR Alaska would expect to collect a fee for transporting that gas equivalent to the margin earned on sales volumes for those customers because the large distance of remaining user facilities from producing fields would preclude the by-pass of ENSTAR Alaska's pipelines.

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

REGULATION

         The APUC has jurisdiction as to rates and charges for gas sales, construction of new facilities, extensions and abandonments of service and certain other matters. Rates are generally designed to permit the recovery of the cost of providing service, including purchased gas costs, and a return on investment in plant. APC and ENG are regulated by the APUC on a combined basis as though they were a single entity. Because ENSTAR Alaska's operations are wholly intrastate, ENSTAR Alaska is not subject to or affected by Order 636 or any other economic regulation by the FERC.

         As a result of a proceeding filed in 1984, which was concluded in May 1986, the APUC granted ENSTAR Alaska an aggregate rate increase of 20.27% and authorized a regulatory rate of return on common equity of 15.65%. ENSTAR Alaska has no significant regulatory issues pending before the APUC. Since its inception in 1961, ENSTAR Alaska has participated in only three formal rate proceedings.

         The Company is a "public utility company" within the meaning of the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"). Accordingly, if any "company" (as defined for purposes of the 1935 Act and therefore including so-called "organized groups") becomes the owner of 10% or more of the Company's outstanding voting stock, that company would be required to register as a "holding company" under the 1935 Act, in the absence of an exemption of the type described below. Section 9(a)(2) also requires a person (including both individuals and "companies") to obtain prior approval from the Securities and Exchange Commission (the "SEC") in connection with the acquisition of 5% or more of the outstanding voting stock of a public utility if that person is also the owner of 5% or more of the outstanding voting stock of another public utility.

         In March 1991, the Company filed in good faith with the SEC an application pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that Seagull was not subject to regulation as a "subsidiary company" of FMR Corp. (the "FMR Application"), which was then the owner of 2,805,624 shares (approximately 12.5% at such time) (shares adjusted for a 2-for-1 stock split of all the issued shares of the Company's common stock (the "Common Stock"), effected June 4, 1993) of the outstanding Common Stock. Under the 1935 Act, a company is a "subsidiary company" of a "holding company" if the "holding company" owns 10% or more of the total voting power of the "subsidiary company", unless the SEC determines otherwise. Based upon the most recent information furnished to the Company by FMR Corp., FMR Corp. was the beneficial owner (albeit within the meaning of Section 13(d) of the Securities Exchange Act of 1934) of 2,760,074 shares, which is approximately 8% of the Common Stock as of February 13, 1995. However, although FMR Corp.'s ownership and control, within the meaning of the 1935 Act, has fallen below 10% of the outstanding voting stock of the Company, the Company does not currently intend to withdraw the FMR Application.

         In December 1993, Seagull filed in good faith with the SEC an additional application pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that the Company was not subject to regulation as a "subsidiary company" of AXA Assurances I. A. R. D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I. A. R. D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle and AXA (collectively, the "Mutuelles AXA") and The Equitable Companies Incorporated ("Equitable") and their respective affiliates (collectively, the "Equitable Entities"), (the "Equitable Application"). At such time, the Equitable Entities beneficially owned 4,495,600 shares (approximately 12.5%) of Common Stock. Based upon the most recent information furnished to the Company by the Equitable Entities, the Equitable Entities were the beneficial owners (albeit within the meaning of Section 13(d) of the Securities Exchange Act of 1934) of 2,721,800 shares, which represents approximately 8% of the Common Stock as of February 10, 1995. However, although the Equitable Entities' ownership and control has fallen below 10% of the outstanding voting stock of the Company, the Company does not currently intend to withdraw the Equitable Application.

         Even if FMR Corp. or the Equitable Entities held 10% or more of the outstanding voting stock of the Company, as a result of its good faith filing of the two applications, the Company currently would not be subject to any obligation, duty or liability imposed by the 1935 Act, unless and until the SEC enters an order denying or otherwise adversely disposing of the applications. To date, no such order has been issued. The Company believes that the FMR Application and the Equitable Application ultimately should be granted.

                             ENVIRONMENTAL MATTERS

         Seagull, as an owner and operator of gas and oil properties, is subject to various federal, state, local and foreign country laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an gas and oil lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. For a discussion of the Gulf Coast Vacuum Site matter, see Legal Proceedings below.

         Seagull Canada's gas and oil operations are largely regulated by the Energy Resources Conservation Board for the province of Alberta and the Department of Energy and Mines for the province of Saskatchewan. These bodies enforce legislation which regulates all aspects of exploration, development and production, including the licensing of wells, pipelines and facilities. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain gas and oil industry operations. In addition, legislation requires that well and facility sites must be abandoned and reclaimed to the satisfaction of provincial authorities, typically to pre-disturbance quality.
A breach of such legislation may result in the imposition of fines and penalties.

         Seagull has made and will continue to make expenditures in its efforts to comply with these requirements, which it believes are necessary business costs in the gas and oil industry. Although environmental requirements do have a substantial impact upon the energy industry, generally these requirements do not appear to affect Seagull any differently or to any greater or lesser extent than other companies in the industry.

         Seagull maintains insurance coverages which it believes are customary in the industry, although it is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 1994, which would have a material impact upon the Company's financial position or results of operations. Seagull does not believe that compliance with federal, state, local or foreign country provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company or its subsidiaries, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact. Seagull has established policies that provide for continuing compliance with environmental laws and regulations, as well as operational procedures designed to limit the environmental impact of its field facilities.

                                   EMPLOYEES

         As of February 28, 1995, the Company had 759 full time employees. In addition to the services of its full time employees, the Company employs, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees.

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


                       EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, each of whom has been elected to serve until his or her successor is elected and qualified, are as follows:

                                          Years Served      Years in
                                          As Executive      Current
       Name                    Age          Officer         Position                Positions
-----------------------------------------------------------------------------------------------------------------------------
Barry J. Galt                  61              11              11           Chairman of the Board,
                                                                            President and Chief
                                                                            Executive Officer

John W. Elias                  54               2               -           Executive Vice President and
                                                                            Chief Operating Officer

Robert W. Shower               57               3               1           Executive Vice President and
                                                                            Chief Financial Officer

Richard F. Barnes              51               7               7           President of ENSTAR Natural Gas
                                                                            Company (a division of the
                                                                            Company) and Alaska Pipeline
                                                                            Company (a subsidiary of the
                                                                            Company)

John N. Goodpasture            46             13                2           President, Seagull Pipeline &
                                                                            Marketing Company (a subsidiary
                                                                            of the Company) and Senior
                                                                            Vice President, Pipelines

T. P. McConn                   61              6                2           President, Seagull Energy
                                                                            E&P Inc. (a subsidiary of
                                                                            the Company) and Senior
                                                                            Vice President, Exploration and
                                                                            Production

Rodney W. Bridges              45              5                2           Vice President and Controller

Janice K. Hartrick             42              2                2           Chief Counsel and Vice President,
                                                                            Environmental Affairs

Robert M. King                 34              5                2           Vice President, Corporate
                                                                            Development and Treasurer

         The business experience of each of the executive officers named above who has held the position(s) set forth opposite his or her name for less than five years, is as follows:

         Mr. Elias joined the Company as Executive Vice President in April 1993 and was named Executive Vice President and Chief Operating Officer in January 1995. For the previous 30 years, he served in a variety of positions for Amoco Production Company and its parent, Amoco Corporation, most recently as Group Vice President of Worldwide Natural Gas for Amoco Production Company.

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

         Mr. Goodpasture joined the Company and has been an executive officer since 1981 and was named President of Seagull Pipeline Company in March 1990 and Senior Vice President, Pipelines, in December 1992. Most recently, he was named President of Seagull Pipeline & Marketing Company in June 1994.

         Mr. McConn was named Vice President, Exploration and Production of the Company in January 1990 and President of Seagull Energy E&P Inc. in March 1991. In December 1992, he was named Senior Vice President, Exploration and Production.

         Mr. Bridges joined the Company as Corporate Controller in August 1990, and was named Vice President and Controller in December 1992. From 1988 to 1990, he was Corporate Controller for TransAmerican Natural Gas Corporation.

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

ITEM 3. LEGAL PROCEEDINGS

         Gulf Coast Vacuum Site. On March 19, 1993, Franks Petroleum, Inc. ("Franks") submitted a claim to Seagull Mid-South Inc., a subsidiary of the Company ("Seagull Mid-South"), for a portion of Franks' costs incurred in connection with the Gulf Coast Vacuum Services Superfund Site (the "GCV Site") in Vermilion Parish, Louisiana. The United States Environmental Protection Agency Region 6 (the "EPA") currently is seeking the cleanup of the GCV Site under the authority of the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

         On February 9, 1993, the EPA also sent a notice to Houston Oil & Minerals Corporation, a subsidiary of the Company, indicating that HO&M may be a potentially responsible party at the GCV Site. Based upon the Company's investigation of this claim, the Company believes that the basis for HO&M's alleged liability is a series of transactions between HO&M and the operator of the GCV Site that occurred during 1979 and 1980, long before Seagull acquired HO&M.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         A. The Company's Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the ticker symbol SGO. The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years were as follows:

----------------------------------------------------------------------------
                                          High(*)             Low(*)
----------------------------------------------------------------------------
1993
           First Quarter                  24 1/2              14 7/8

           Second Quarter                 30                  22 7/8

           Third Quarter                  32 7/8              24

           Fourth Quarter                 31 1/4              21

----------------------------------------------------------------------------





                                            High                Low
----------------------------------------------------------------------------
1994       First Quarter                  28 5/8              23 5/8

           Second Quarter                 29 3/4              23

           Third Quarter                  28 5/8              22 3/4

           Fourth Quarter                 26                  17 5/8

----------------------------------------------------------------------------


         (*) Prices have been adjusted to reflect a two-for-one split of Common Stock effected June 4, 1993.

         B. As of March 10, 1995, there were approximately 2,830 holders of record of Common Stock.

         C. Seagull has not declared any cash dividends on its Common Stock since it became a public entity in 1981. The decision to pay Common Stock dividends in the future will depend upon the Company's earnings and financial condition and such other factors as the Company's Board of Directors deems relevant. The Company's credit agreement (the "Credit Agreement") restricts the Company's declaration or payment of dividends on and repurchases of Common Stock unless each of the following tests have been met and after making such dividend payment such tests continue to be met: (i) aggregate dividend payments attributable to ENSTAR Alaska Stock must not exceed $20 million plus 100% of the net income of ENSTAR Alaska on a cumulative basis from January 1, 1994, (ii) aggregate dividend payments, other than those permitted under (i) above or on up to $150 million in preferred stock, must not exceed $20 million plus 33 1/3% of the net income of the Company (excluding net income of ENSTAR Alaska) on a cumulative basis from January 1, 1994 plus 100% of the net income of ENSTAR Alaska on a cumulative basis for such period less any dividend payments allowed under (i) above, (iii) the aggregate amount of outstanding loans under the Credit Agreement, together with all other senior indebtedness of Seagull and its subsidiaries (excluding Alaska Pipeline Company ("APC")) then outstanding, must not exceed the Borrowing Base and (iv) no Default or Event of Default shall have occurred and be continuing. The foregoing restrictions do not apply to dividends payable solely in the form of additional shares of Common Stock or to dividends payable on up to $150 million of preferred stock. The capitalized terms used herein to describe the restrictions contained in the Credit Agreement have the meanings assigned to them in the Credit Agreement. Under the most restrictive of these tests, as of December 31, 1994, approximately $27.5 million was available for payment of dividends (other than the stock dividends described above) or repurchase of Common Stock. In addition, certain debt instruments of APC restrict the ability of APC to transfer funds to the Company in the form of cash dividends, loans or advances. For a description of such restrictions, reference is made to Note 6 of the Consolidated Financial Statements included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated herein by reference to the Selected Financial Data included in the Company's 1994 Annual Report to Shareholders and as part of
Exhibit 99.1 attached hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to "Election of Directors" included in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 15, 1995 (the "Proxy Statement"). See also "Executive Officers of the Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to "Election of Directors--Executive Compensation--Summary Compensation Table", "--Compensation Arrangements," "--Option Exercises and Fiscal Year-End Values," "--Option Grants," "--Executive Supplemental Retirement Plan," "--ENSTAR Natural Gas Company Supplemental Retirement Plan" and "--ENSTAR Natural Gas Company Retirement Plan"; and "Election of Directors-Compensation of Directors" included in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to "Principal Shareholders" and "Election of Directors--Security Ownership of Directors and Management" included in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to "Election of Directors--Certain Transactions" included in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1.      FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements and Independent Auditors' Report thereon are included in the Company's 1994 Annual Report to Shareholders and as part of Exhibit 99.1 attached hereto, and are incorporated herein by reference:

         Consolidated Financial Statements

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

         2.      SCHEDULES:

         All schedules have been omitted because the required information is insignificant or not applicable.

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

                  4.5 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 4,
                             1993).

                  4.6 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 4, 1993).

                  4.7 Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit
                             4.3 to Current Report on Form 8-K dated August 4,
                             1993).

                  4.8 Specimen of 8 5/8% Senior Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 4, 1993).

                  4.9 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto) (incorporated by reference to
                             Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

                  4.10 Credit Agreement, U. S. $175 Million Reducing Revolving Credit Facility, dated December 30, 1993 by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit
                             2.4 to Current Report on Form 8-K filed January 19, 1994).

                  4.11 Intercreditor Agreement executed in connection with the Credit Agreement included as Exhibit 4.10 hereto (incorporated by reference to Exhibit 2.7 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.12 First Amendment to Intercreditor Agreement executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.15 hereto (incorporated by reference to Exhibit 4.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                  4.13 Form of Bankers' Acceptance executed in connection with the Credit Agreement included as Exhibit 4.10 hereto (incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.14 Guarantee executed in connection with the Credit Agreement included as Exhibit 4.11 hereto (incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K filed January 19,
                             1994).

                  4.15 First Amendment to Credit Agreement, U. S. $175 million Reducing Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated May 24, 1994 (without exhibits) (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                 *4.16 Second Amendment to Credit Agreement, U. S. $175 million Reducing Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated June 30, 1994.

                 *4.17 Third Amendment to Credit Agreement, U. S. $175 million Reducing Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated March 10, 1995.

                  4.18 Form of Note (U. S. Dollars) executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.15 hereto (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                  4.19 Form of Note (Canadian Dollars) executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.15 hereto (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                  4.20 Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated May 24, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents (without exhibits and schedules) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                 *4.21 First Amendment to Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated June 30, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents.

                 *4.22 Second Amendment to Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated March 10, 1995 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents.

                  4.23 Form of Committed Note executed in connection with the Credit Agreement included as Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                  4.24 Form of Competitive Note executed in connection with the Credit Agreement included as Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

                  4.25 Form of Assignment and Acceptance executed in connection with the Credit Agreement included as
                             Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

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

               #*10.6 ENSTAR Natural Gas Company Thrift Investment Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Annual

                             Report on Form 10-K for the year ended December 31, 1992; the First and Second Amendments are incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1993; the Third Amendment thereto is filed herewith).

               #*10.7 ENSTAR Natural Gas Company Retirement Plan for Salaried Employees, as renamed, amended and restated (incorporated by reference to Exhibit
                             10.7 to Annual Report on Form 10-K for the year ended December 31, 1992; the First Amendment thereto is filed herewith).

               #*10.8 ENSTAR Natural Gas Company Retirement Plan for Operating Unit Employees, as amended and restated (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1992; the First Amendment thereto is filed herewith).

               #*10.9 ENSTAR Natural Gas Company Profit by Service Plan for Salaried Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992; the First Amendment thereto is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1993; the Second Amendment thereto is filed herewith).

               #*10.10 ENSTAR Natural Gas Company Profit by Service Plan for Classified Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1992; the First and Second Amendments thereto are incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1993; the Third Amendment thereto is filed herewith).

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

               # 10.15 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1993).

               # 10.16 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1993).

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

                 10.21 Guarantee executed in connection with Sale Agreement included as Exhibit 10.20 hereto (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed January 19,
                             1994).

               # 10.22 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the year ended December 31, 1990; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 1993).

                 10.23 Gas Purchase Contract among Alaska Pipeline Company and Shell Oil Company dated as of December 20, 1982, as amended (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.24 Seagull Energy Corporation 1992 Executive Incentive Plan (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1991).

               # 10.25 Seagull Energy Corporation 1993 Executive Incentive Plan (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1992).

               # 10.26 Seagull Energy Corporation 1994 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

                 10.27 Stock Purchase Agreement made and entered into as of November 16, 1992 between Arkla, Inc. and Seagull (not including disclosure schedules) (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated December 4, 1992, as amended).

               # 10.28 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1993).

               # 10.29 Seagull Energy Corporation 1993 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K for the year ended December 31, 1993).

               #*10.30       Seagull Energy Canada Ltd. Retirement Plan.

               #*10.31       Seagull Energy Canada Ltd. Capital Accumulation
                             Plan.

               #*10.32 Restricted Stock Agreement made and entered into as of March 17, 1995 between Seagull Energy Corporation and Barry J. Galt.

               #*10.33 Form of Restricted Stock Agreement made and entered into as of March 17, 1995 between Seagull Energy Corporation and Richard F. Barnes (granted 2,000 shares of restricted Common Stock), John W. Elias (granted 3,000 shares of restricted Common Stock), Thomas P. McConn (granted 2,000 shares of restricted Common Stock) and Robert W. Shower (granted 3,000 shares of restricted Common Stock).

               #*10.34 Form of Severance Agreement between Seagull Energy Corporation and John W. Elias, Thomas P. McConn and Robert W. Shower.

               #*10.35       Seagull Energy Corporation Management Stability
                             Plan.

                *21.         Subsidiaries of Seagull Energy Corporation.

                *23.1        Consent of KPMG Peat Marwick LLP.

                *23.2 Consent of Ryder Scott Company, independent petrolelum engineers.

                *23.3 Consent of DeGolyer and MacNaughton independent petroleum engineers.

                *24.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

                *27.1        Financial Data Schedule.

                *99.1 Portions of the Seagull Energy Corporation and Subsidiaries Annual Report to Shareholders for the year ended December 31, 1994 which are incorporated by reference herein to this Annual Report on Form 10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31, 1994.

     ____________________________
     *     Filed herewith.
     # Identifies management contracts and compensatory plans or arrangements.


(B) REPORTS ON FORM 8-K

       There were no Reports on Form 8-K filed during the three months ended December 31, 1994.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SEAGULL ENERGY CORPORATION

                                                            By:    /s/ Barry J. Galt
                                                                 ----------------------------------------------------
 Date:  March 29, 1995                                             Barry J. Galt, Chairman of the Board,
        -------------------------------------------------          President and Chief Executive Officer



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 By:     /s/ Barry J. Galt                                           By:    /s/ J. Evans Attwell
     --------------------------------------------------                  -------------------------------------------------
         Barry J. Galt, Chairman of the Board, President and               J. Evans, Attwell, Director
         Chief Executive Officer and Director (Principal
         Executive Officer)                                          Date: March 29, 1995
                                                                           -------------------------------------------------


 Date: March 29, 1995                                                By:    /s/ Peter J. Fluor
      -------------------------------------------------                  -------------------------------------------------
                                                                           Peter J. Fluor, Director

 By:     /s/ John W. Elias                                           Date: March 29, 1995
      --------------------------------------------------                  -------------------------------------------------
        John W. Elias, Executive Vice President, Chief
        Operating Officer and Director

 Date: March 29, 1995                                                By:    /s/ William R. Grant
     --------------------------------------------------                  -------------------------------------------------
                                                                          William R. Grant, Director

 By:     /s/ Robert W. Shower                                        Date: March 29, 1995
     --------------------------------------------------                  -------------------------------------------------
        Robert W. Shower, Executive Vice President
        and Chief Financial Officer and Director                     By:    /s/ Dean P. Guerin
        (Principal Financial Officer)                                    -------------------------------------------------
                                                                           Dean P. Guerin, Director

 Date: March 29, 1995                                                Date: March 29, 1995
     --------------------------------------------------                  -------------------------------------------------

 By:     /s/ Rodney W. Bridges                                       By:    /s/ Richard M. Morrow
     --------------------------------------------------                  -------------------------------------------------
         Rodney W. Bridges, Vice President and Controller                   Richard M. Morrow, Director
         (Principal Accounting Officer)

 Date: March 29, 1995                                                Date: March 29, 1995
     --------------------------------------------------                  -------------------------------------------------

                                                                     By:    /s/ Dee S. Osborne
                                                                         -------------------------------------------------
                                                                            Dee S. Osborne, Director

                                                                     Date: March 29, 1995
                                                                         --------------------------------------------------


                                                                     By:    /s/ Sam F. Segnar
                                                                          -------------------------------------------------
                                                                            Sam F. Segnar, Director

                                                                     Date: March 29, 1995
                                                                         ---------------------------------------------------


                                                                     By:    /s/ George M. Sullivan
                                                                         ---------------------------------------------------
                                                                            George M. Sullivan, Director

                                                                     Date: March 29, 1995
                                                                         ---------------------------------------------------

                                 EXHIBIT INDEX


EXHIBITS:

                                                                                          Page
    3.1    Articles of Incorporation of the Company, as amended, including
           Articles of Amendment filed May 12, 1988, May 21, 1991, and May 21,
           1993 with the Secretary of State of the State of Texas, that certain
           Statement of Relative Rights and Preferences related to the designation and issuance of the Company's $2.25 Convertible
           Exchangeable Preferred Stock, Series A, filed August 6, 1986 with the Secretary of State of the State of Texas and that certain
           Statement of Resolution Establishing Series of Shares of Series B
           Junior Participating Preferred Stock of Seagull Energy Corporation
           filed March 21, 1989 with the Secretary of State of the State of
           Texas (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

    4.5 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August
           4, 1993).

    4.6 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee
           (incorporated by reference to Exhibit 4.2 to Current Report on Form
           8-K dated August 4, 1993).

    4.7 Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated August 4, 1993).

    4.8 Specimen of 8 5/8% Senior Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August
           4, 1993).

    4.9    Note Agreement dated May 14, 1992 by and among Alaska Pipeline
           Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable
           Variable Life Insurance Company, Provident Life & Accident Insurance
           Company and Teachers Insurance & Annuity Association of America
           (including exhibits thereto) (incorporated by reference to Exhibit
           4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30,
           1992).

    4.10   Credit Agreement, U.S. $175 Million Reducing Revolving Credit
           Facility, dated December 30, 1993 by and among Seagull Energy Canada
           Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of
           Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed January 19,
           1994).

    4.11   Intercreditor Agreement executed in connection with the Credit
           Agreement included as Exhibit 4.10 hereto (incorporated by reference to Exhibit 2.7 to Current Report on Form 8-K filed
           January 19, 1994).

    4.12 First Amendment to Intercreditor Agreement executed in connection with the First Amendment to Credit Agreement included as Exhibit
           4.15 hereto (incorporated by reference to Exhibit 4.8 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

    4.13   Form of Bankers' Acceptance executed in connection with the Credit
           Agreement included as Exhibit 4.10 hereto (incorporated by reference to Exhibit 2.8 to Current Report on Form 8-K filed January 19,
           1994).

    4.14 Guarantee executed in connection with the Credit Agreement included as Exhibit 4.11 hereto (incorporated by reference to Exhibit 2.9 to Current Report on Form 8-K filed January 19, 1994).

    4.15   First Amendment to Credit Agreement, U.S. $175 million Reducing
           Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated May 24, 1994 (without exhibits) (incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

   *4.16   Second Amendment to Credit Agreement, U. S. $175 million Reducing
           Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated June 30, 1994.

   *4.17   Third Amendment to Credit Agreement, U. S. $175 million Reducing
           Revolving Credit Facility by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents, dated March 10, 1995.

    4.18   Form of Note (U.S. Dollars) executed in connection with the First
           Amendment to Credit Agreement included as Exhibit 4.15 hereto
           (incorporated by reference to Exhibit 4.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

    4.19 Form of Note (Canadian Dollars) executed in connection with the First Amendment to Credit Agreement included as Exhibit 4.15 hereto
           (incorporated by reference to Exhibit 4.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).





    4.20   Credit Agreement, $725 million Reducing Revolving Credit and
           Competitive Bid Facility, dated May 24, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National
           Association and Chemical Bank, as co-agents (without exhibits and schedules) (incorporated by reference to Exhibit 4.1 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1994).

   *4.21   First Amendment to Credit Agreement, $725 million Reducing Revolving
           Credit and Competitive Bid Facility, dated June 30, 1994 by and among Seagull, each of the banks signatory thereto and Texas
           Commerce Bank National Association and Chemical Bank, as co-agents.

   *4.22   Second Amendment to Credit Agreement, $725 million Reducing
           Revolving Credit and Competitive Bid Facility, dated March 10, 1995 by and among Seagull, each of the banks signatory thereto and Texas
           Commerce Bank National Association and Chemical Bank, as co-agents.

    4.23   Form of Committed Note executed in connection with the Credit
           Agreement included as Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

    4.24   Form of Competitive Note executed in connection with the Credit
           Agreement included as Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

    4.25 Form of Assignment and Acceptance executed in connection with the Credit Agreement included as Exhibit 4.20 hereto (incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

  #10.1 Seagull Thrift Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 1990; the
           First and Second Amendments thereto are incorporated by reference to
           Exhibit 10.1 to Annual Report on Form 10-K for the year ended
           December 31, 1991; the Third Amendment thereto is incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1992).

  #10.2    Employment Agreement dated December 30, 1983 by and between the
           Company and Barry J. Galt, Chairman of the Board, President and
           Chief Executive Officer of the Company (incorporated by





           reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

  #10.3 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1991).

  #10.4 Seagull Energy Corporation Executive Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.4 to Annual
           Report on Form 10-K for the year ended December 31, 1991).

  #10.5 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1991).

 #*10.6 ENSTAR Natural Gas Company Thrift Investment Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended
           December 31, 1992; the First and Second Amendments are incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 1993; the Third Amendment thereto is filed herewith).

 #*10.7 ENSTAR Natural Gas Company Retirement Plan for Salaried Employees, as renamed, amended and restated (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended
           December 31, 1992; the First Amendment thereto is filed herewith).

 #*10.8    ENSTAR Natural Gas Company Retirement Plan for Operating Unit
           Employees, as amended and restated (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended
           December 31, 1992; the First Amendment thereto is filed herewith).

 #*10.9    ENSTAR Natural Gas Company Profit by Service Plan for Salaried
           Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.9 to Annual Report on Form
           10-K for the year ended December 31, 1992; the First Amendment thereto is incorporated by reference to Exhibit 10.9 to Annual
           Report on Form 10-K for the year ended December 31, 1993; the Second
           Amendment thereto is filed herewith).





 #*10.10   ENSTAR Natural Gas Company Profit by Service Plan for Classified
           Employees, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.10 to Annual Report on Form
           10-K for the year ended December 31, 1992; the First and Second
           Amendments thereto are incorporated by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 1993; the
           Third Amendment thereto is filed herewith).

  #10.11   Seagull Energy Corporation Supplemental Benefit Plan, as amended
           (the original plan is incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1990; the
           First Amendment thereto is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1991).

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

  #10.14 Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

  #10.15 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.7 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1993).

  #10.16 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.8 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is filed incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1993).





  #10.17 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including the First through Fourth Amendments thereto (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

  #10.22 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit
           10.42 to Annual Report on Form 10-K for the year ended December 31,
           1990; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.23 to Annual Report on Form
           10-K for the year ended December 31, 1993).

   10.23   Gas Purchase Contract among Alaska Pipeline Company and Shell Oil
           Company dated as of December 20, 1982, as amended (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1991).

  #10.24   Seagull Energy Corporation 1992 Executive Incentive Plan
           (incorporated by reference to Exhibit 10.32 to Annual Report on Form
           10-K for the year ended December 31, 1991).

  #10.25   Seagull Energy Corporation 1993 Executive Incentive Plan
           (incorporated by reference to Exhibit 10.35 to Annual Report on Form
           10-K for the year ended December 31, 1992).





  #10.26   Seagull Energy Corporation 1994 Executive Incentive Plan
           (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

   10.27 Stock Purchase Agreement made and entered into as of November 16, 1992 between Arkla, Inc. and Seagull (not including disclosure schedules) (incorporated by reference to Exhibit 2.1 to Current
           Report on Form 8-K dated December 4, 1992, as amended).

  #10.28   Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option
           Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory
           Stock Option Agreement is incorporated by reference to Exhibit
           10.29 to Annual Report on Form 10-K for the year ended December 31,
           1993).

  #10.29 Seagull Energy Corporation 1993 Stock Option Plan, including forms of agreements (the Plan is incorporated by reference to Exhibit
           10.38 to Annual Report on Form 10-K for the year ended December 31,
           1992; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.30 to Annual Report on Form
           10-K for the year ended December 31, 1993).

 #*10.30   Seagull Energy Canada Ltd. Retirement Plan.

 #*10.31   Seagull Energy Canada Ltd. Capital Accumulation Plan.

 #*10.32 Restricted Stock Agreement made and entered into as of March 17, 1995 between Seagull Energy Corporation and Barry J. Galt.

 #*10.33   Form of Restricted Stock Agreement made and entered into as of March
           17, 1995 between Seagull Energy Corporation and Richard F. Barnes
           (granted 2,000 shares of restricted Common Stock), John W. Elias
           (granted 3,000 shares of restricted Common Stock), Thomas P.
           McConn (granted 2,000 shares of restricted Common Stock) and Robert
           W. Shower (granted 3,000 shares of restricted Common Stock).

 #*10.34   Form of Severance Agreement between Seagull Energy Corporation and
           John W. Elias, Thomas P. McConn and Robert W. Shower.

 #*10.35   Seagull Energy Corporation Management Stability Plan.

  *21.     Subsidiaries of Seagull Energy Corporation.





  *23.1    Consent of KPMG Peat Marwick LLP.

  *23.3    Consent of Ryder Scott Company, independent petroleum engineers.

  *23.3    Consent of DeGolyer and MacNaughton, independent petroleum engineers.

  *23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

  *27.1    Financial Data Schedule.

  *99.1    Portions of the Seagull Energy Corporation and Subsidiaries Annual
           Report to Shareholders for the year ended December 31, 1994 which are incorporated by reference herein to this Annual Report on Form
           10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31, 1994.

____________________
*   Filed herewith.
#   Identifies management contracts and compensatory plans or arrangements.





