Form 10-Q
period 1995-03-31
SEAGULL ENERGY CORP
filed 1995-05-15
CIK 320321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ____________________ to _____________________


                       Commission file number 1-8094


                           SEAGULL ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                      Texas                            74-1764876
- --------------------------------------------------------------------------------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification No.)


              1001 Fannin, Suite 1700, Houston, Texas 77002-6714
- --------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)


                               (713)  951-4700
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                   None
- --------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                        OUTSTANDING AT APRIL 25, 1995
            -----                        -----------------------------

  Common Stock, $.10 par value                     36,123,702

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                                             PAGE
PART I.  FINANCIAL INFORMATION                                                              NUMBER
                                                                                            ------
   Presentation of Financial Information  . . . . . . . . . . . . . . . . . . . . . . . .     3

   Consolidated Statements of Earnings - Three Months
     Ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .     4

   Consolidated Balance Sheets - March 31, 1995
     and December 31, 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .     5

   Consolidated Statements of Cash Flows - Three Months
     Ended March 31, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . . . . . . .     6

   Notes to Consolidated Financial Statements (Unaudited)   . . . . . . . . . . . . . . .     7

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations (Unaudited)  . . . . . . . . . . . . . . . . . .     9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

                         PART I.  FINANCIAL INFORMATION

PRESENTATION OF FINANCIAL INFORMATION

         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of March 31, 1995, and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994. As discussed in Note 1 to the Company's Consolidated Financial Statements, Seagull adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective March 31, 1995. Under SFAS No. 121, the Company recorded a non-cash impairment of gas and oil properties as a separate line item in the accompanying consolidated statement of earnings for the three months ended March 31, 1995. All other adjustments made are of a normal, recurring nature. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 1.  FINANCIAL STATEMENTS


                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                                         Three Months Ended
                                                                             March 31,
                                                                     ----------------------------
                                                                        1995             1994
                                                                     -----------      -----------
Revenues:
  Exploration and production...................................      $    49,409      $    81,418
  Pipeline and marketing.......................................            9,151            9,379
  Alaska transmission and distribution.........................           36,290           36,266
                                                                     -----------      -----------
                                                                          94,850          127,063
Costs of Operations:
  Alaska transmission and distribution cost of gas sold........           18,565           19,250
  Operations and maintenance...................................           28,928           29,781
  Exploration charges..........................................            9,882            4,183
  Depreciation, depletion and amortization.....................           34,811           39,020
  Impairment of gas and oil properties.........................           44,376                -
                                                                     -----------      -----------
                                                                         136,562           92,234
                                                                     -----------      -----------
Operating Profit (Loss)........................................          (41,712)          34,829

Other (Income) Expense:
  General and administrative...................................            2,654            2,991
  Interest expense.............................................           13,997           11,545
  Interest income and other....................................             (563)            (107)
                                                                     -----------      -----------
                                                                          16,088           14,429
                                                                     -----------      -----------

Earnings (Loss) Before Income Taxes............................          (57,800)          20,400

Income Taxes (Benefit).........................................          (19,250)           7,485
                                                                     -----------      -----------

Net Earnings (Loss)............................................      $   (38,550)     $    12,915
                                                                     ===========      ===========

Earnings (Loss) Per Share......................................      $     (1.07)     $      0.35
                                                                     ===========      ===========

Weighted Average Number of Common Shares Outstanding............      36,105,702       36,928,418
                                                                     ===========      ===========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                       March 31,      December 31,
                                                                         1995            1994
                                                                      ----------      ------------
 ASSETS
   Current Assets:
     Cash and cash equivalents.....................................   $   11,139       $    6,432
     Accounts receivable, net......................................       75,980          101,346
     Inventories...................................................        5,314            4,530
     Prepaid expenses and other....................................        5,227            7,055
                                                                      ----------       ----------
       Total Current Assets........................................       97,660          119,363

   Property, Plant and Equipment - at cost
    (successful efforts method for gas and oil properties)........     1,604,147        1,592,152
   Accumulated Depreciation, Depletion and Amortization...........       544,960          467,845
                                                                      ----------       ----------
                                                                       1,059,187        1,124,307

   Other Assets....................................................       55,177           55,880
                                                                      ----------       ----------

   Total Assets....................................................   $1,212,024       $1,299,550
                                                                      ==========       ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable..............................................   $   89,399       $   97,315
     Accrued expenses..............................................       20,137           31,598
     Prepaid gas and oil sales.....................................        1,366            2,732
     Current maturities of long-term debt..........................        1,549            1,549
                                                                      ----------       ----------
       Total Current Liabilities...................................      112,451          133,194

   Long-Term Debt..................................................      614,546          620,805
   Other Noncurrent Liabilities....................................       55,293           57,737
   Deferred Income Taxes...........................................       26,511           46,713

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized
      100,000,000 shares; issued 36,432,514 shares.................        3,643            3,643
     Additional paid-in capital....................................      324,984          324,820
     Retained earnings.............................................       85,409          123,959
     Foreign currency translation adjustment.......................       (2,347)          (2,684)
     Less - note receivable from employee stock
      ownership plan...............................................       (5,502)          (5,502)
     Less - 308,812 shares (1995) and 326,812 shares (1994)
      of Common Stock held in Treasury, at cost....................       (2,964)          (3,135)
                                                                      ----------       ----------
       Total Shareholders' Equity..................................      403,223          441,101

   Commitments and Contingencies...................................
                                                                      ----------       ----------
   Total Liabilities and Shareholders' Equity......................   $1,212,024       $1,299,550
                                                                      ==========       ==========


    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                       1995         1994
                                                                     --------      ---------
Operating Activities:
  Net earnings (loss)...........................................     $(38,550)     $  12,915
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization....................       35,655         39,724
    Impairment of gas and oil properties........................       44,376              -
    Amortization of deferred financing costs....................          852          1,043
    Deferred income taxes.......................................      (19,497)         5,380
    Dry hole expense............................................        4,935          1,279
    Distributions in excess of earnings from
      equity investments........................................          162            856
    Other.......................................................         (367)           (12)
                                                                     --------      ---------
                                                                       27,566         61,185
    Changes in operating assets and
     liabilities, net of acquisitions:
      Decrease (Increase) in accounts receivable................       25,342         (1,993)
      Decrease (Increase) in inventories, prepaid
       expenses and other.......................................       (2,922)         2,056
      Decrease in accounts payable..............................       (7,490)        (2,140)
      Decrease in prepaid gas and oil sales.....................       (1,366)        (2,593)
      Decrease in accrued expenses and other....................       (8,349)       (14,298)
                                                                     --------      ---------

         Net Cash Provided By Operating Activities..............       32,781         42,217

Investing Activities:
  Capital expenditures..........................................      (19,298)       (23,548)
  Acquisitions, net of cash acquired............................            -       (196,031)
  Proceeds from sales of property, plant and equipment..........          153             98
                                                                     --------      ---------

         Net Cash Used In Investing Activities..................      (19,145)      (219,481)

Financing Activities:
  Proceeds from revolving lines of credit and other borrowings..      180,683        317,592
  Principal payments on revolving lines of credit and
   other borrowings.............................................     (186,957)      (137,774)
  Fees paid to acquire financing................................         (125)           (13)
  Proceeds from sales of common stock...........................           -              84
  Other.........................................................       (1,426)          (333)
                                                                     --------      ---------
         Net Cash Provided by (Used in) Financing Activities....       (7,825)       179,556

Effect of Exchange Rate Changes on Cash.........................       (1,104)          (104)
                                                                     --------      ---------

         Increase In Cash And Cash Equivalents..................        4,707          2,188

Cash And Cash Equivalents At Beginning Of Period................        6,432          5,572
                                                                     --------      ---------

Cash And Cash Equivalents At End Of Period......................     $ 11,139      $   7,760
                                                                     ========      =========



    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------

Supplemental Disclosures of Cash Flow Information.

- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                    Three Months Ended March 31,
                                                                 -----------------------------------
                                                                    1995                     1994
                                                                 -----------------------------------
  Cash paid during the period for:
    Interest, net of amount capitalized.......................    $  19,559              $   15,610
    Income taxes..............................................    $      88              $      105
- ----------------------------------------------------------------------------------------------------

Gas and Oil Properties.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This SFAS requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flow (undiscounted) of the asset. Under SFAS No. 121, the Company reviewed the impairment of gas and oil properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of gas and oil reserves over the economic lives of the reserves. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of $44.4 million.

         Prior to March 31, 1995, the Company determined the impairment of proved gas and oil properties on a world-wide basis. Using the world-wide basis, if the net capitalized costs exceeded the estimated future undiscounted after-tax net cash flows from proved gas and oil reserves using period-end pricing, such excess costs would be charged to expense.

Earnings Per Share.

     The weighted average number of common shares outstanding for the computation of earnings per share for the quarter ended March 31, 1994 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of earnings per share for the quarter ended March 31, 1995 and has therefore not been included in the weighted average number of common shares outstanding.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

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

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 3.  SUBSEQUENT EVENTS

         Subsequent to March 31, 1995, the Company announced plans to reduce the Company's workforce and consolidate operations into a smaller number of locations. Company-wide, 90-95 of about 770 positions will be eliminated in the combined workforce reduction and consolidation. During the quarter ending June 30, 1995, the Company will record estimated one-time pre-tax charges of approximately $8 million to account for the expenses involved in the workforce reduction and consolidation.

         Subsequent to March 31, 1995, the Company also announced plans to dispose of its interests in 17 gas gathering pipelines (including one partnership), one liquid hydrocarbons pipeline and one gas processing plant. These operations represent a substantial portion of the Company's pipeline and marketing segment. The Company expects to record a gain on the sale of these pipeline assets in the quarter the transaction is closed. For the three months ended March 31, 1995, the pipeline assets to be disposed of contributed $1.3 million to the operating profit of the pipeline and marketing segment. At March 31, 1995, the pipeline assets to be disposed of had a net carrying value of approximately $10.7 million. The Company also announced plans to dispose of all of the shares of its subsidiary that holds its 50% interest in Cavallo Pipeline Company ("Cavallo"). Seagull also operates Cavallo. For the three months ended March 31, 1995, Cavallo contributed $0.3 million to the operating profit of the pipeline and marketing segment and Seagull's investment in Cavallo amounted to approximately $4.3 million at March 31, 1995.

         Subsequent to March 31, 1995, the Company also announced plans to monetize the Section 29 tax credits available to certain gas and oil properties.

         The proceeds from the sale of certain pipeline assets, Cavallo and the monetization of tax credits of certain gas and oil properties will be used to pay down the Company's borrowings under its revolving credit facility. These transactions will also reduce the available borrowing base under the Company's revolving credit facility.

ITEM  2.         SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                    GENERAL

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the quarters ended March 31, 1995 and 1994. The Company's accompanying unaudited financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.

                             RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)
                                                                  Three Months Ended March 31,
                                                              --------------------------------------
                                                                                             Percent
                                                                  1995            1994       Change
                                                              --------------------------------------
Revenues:
  Exploration and production...............................   $  49,409         $   81,418      - 39
  Pipeline and marketing ..................................       9,151              9,379      -  2
  Alaska transmission and distribution.....................      36,290             36,266         -
- ----------------------------------------------------------------------------------------------------
                                                              $  94,850         $  127,063      - 25
====================================================================================================
Operating Profit (Loss):
  Exploration and production ..............................   $ (54,718)        $   22,175      -347
  Pipeline and marketing...................................       2,555              3,207      - 20
  Alaska transmission and distribution.....................      10,451              9,447      + 11
- ----------------------------------------------------------------------------------------------------
                                                              $ (41,712)        $   34,829      -220
====================================================================================================
Net Earnings (Loss)........................................   $ (38,550)        $   12,915      -398
Earnings (Loss) Per Share..................................       (1.07)              0.35      -406
Net Cash Provided by Operating Activities Before Changes
  in Operating Assets and Liabilities......................      27,566             61,185      - 55
Net Cash Provided by Operating Activities..................      32,781             42,217      - 22
Weighted Average Number of Common Shares Outstanding
  (in thousands)...........................................      36,106             36,928      -  2
====================================================================================================

         The decrease in net earnings for the first quarter of 1995 was due to the decrease in operating profit and increase in interest expense, which was partially offset by a decrease in income taxes (see "Other (Income) Expense" section below). The decrease in operating profit was primarily due to the Exploration and Production ("E&P") segment's 39% decrease in revenues and impairment of gas and oil properties of $44.4 million. Revenues and operating profit are discussed in the respective segment sections.

         Net cash provided by operating activities before changes in operating assets and liabilities decreased in the 1995 quarter versus 1994 primarily due to the decrease in E&P revenues. The decrease in E&P revenues was due primarily to a 34% decrease in the price of natural gas and a decrease in natural gas production. The decrease in natural gas production was primarily a result of voluntary curtailments due to natural gas prices being below acceptable levels.

ITEM  2.         SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

CONSOLIDATED HIGHLIGHTS, CONTINUED

         Subsequent to March 31, 1995, the Company announced plans to reduce the Company's workforce and consolidate operations into a smaller number of locations. Company-wide, 90-95 of about 770 positions will be eliminated in the combined workforce reduction and consolidation. The Company will record estimated one-time pre-tax charges of approximately $8 million in the second quarter of 1995 to account for the expenses involved in the workforce reduction and consolidation.

         Subsequent to March 31, 1995, the Company also announced plans to dispose of its interests in 17 gas gathering pipelines (including one partnership), one liquid hydrocarbons pipeline and one gas processing plant. These operations represent a substantial portion of the Company's pipeline and marketing segment. The Company expects to record a gain on the sale of these pipeline assets in the quarter the transaction is closed. The Company also announced plans to dispose of all of the shares of its subsidiary that holds its 50% interest in Cavallo Pipeline Company ("Cavallo"). Seagull also operates Cavallo. See "Pipeline and Marketing" section below.

         Subsequent to March 31, 1995, the Company also announced plans to monetize the Section 29 tax credits available to certain gas and oil properties.

         The proceeds from the sale of certain pipeline assets, Cavallo and the monetization of tax credits of certain gas and oil properties will be used to pay down the Company's borrowings under its revolving credit facility. These transactions will also reduce the available borrowing base under the Company's revolving credit facility.

ITEM  2.         SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

EXPLORATION AND PRODUCTION
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                                  Three Months Ended March 31,
                                                              --------------------------------------
                                                                                             Percent
                                                                  1995            1994       Change
                                                              --------------------------------------
Revenues:
  Natural Gas............................................     $ 43,662        $ 75,071         - 42
  Oil and Condensate.....................................        5,183           5,504         -  6
  Natural Gas Liquids....................................          780             612         + 27
  Other.................................................          (216)            231         -194
- ---------------------------------------------------------------------------------------------------
                                                                49,409          81,418         - 39
Lifting Costs............................................       15,003          16,221         -  8
General Operating Expense................................        3,046           2,990         +  2
Exploration Charges......................................        9,882           4,183         +136
Depreciation, Depletion and Amortization.................       31,820          35,849         - 11
Impairment of Gas and Oil Properties.....................       44,376               -           NA
- ---------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                       $(54,718)       $ 22,175         -347
===================================================================================================
OPERATING DATA (1):
Net Daily Production (2):
  Natural Gas (MMcf) ....................................        343.4           387.2         - 11
  Oil and Condensate (Bbl) ..............................        3,510           4,462         - 21
  Natural Gas Liquids (Bbl)..............................          850             894         -  5
  Combined (MMcfe) (3) ..................................        369.6           419.3         - 12
Average Sales Prices:
  Natural Gas ($ per Mcf) ...............................         1.41            2.15         - 34
  Oil and Condensate ($ per Bbl) ........................        16.40           13.71         + 20
  Natural Gas Liquids ($ per Bbl) .......................        10.21            7.61         + 34
  Combined ($ per Mcfe) (3)..............................         1.49            2.16         - 31
Lifting Costs ($ per Mcfe):
  Lease Operating........................................         0.27            0.23         + 17
  Workovers..............................................         0.03            0.03            -
  Production Taxes.......................................         0.05            0.07         - 29
  Transportation.........................................         0.08            0.08            -
  Ad Valorem Taxes.......................................         0.03            0.02         + 50
  Total..................................................         0.46            0.43         +  7
DD&A Rate ($ per Mcfe)...................................         0.96            0.95         +  1
===================================================================================================

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
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

EXPLORATION AND PRODUCTION, Continued

         The decrease in operating profit of the E&P segment for the first quarter of 1995 as compared to the 1994 period was primarily due to a 39% decrease in revenues, an increase in exploration charges and a charge for impairment of gas and oil properties, which was partially offset by decreased depreciation, depletion and amortization ("DD&A") expense and lifting costs.

         The decrease in E&P revenues for the first quarter of 1995 as compared to 1994 was primarily the result of a 34% decrease in the Company's average realized price of natural gas due to several factors beyond the control of the Company (warm weather, new gas supply, utilization of competitive fuels). Revenues also decreased as a result of voluntary production curtailments due to the lower natural gas prices. There were no voluntary curtailments in the same period in 1994.

         DD&A expense and lifting costs decreased as a result of the significant decrease in production.

         Exploration charges increased for the 1995 quarter due to a significant increase in seismic and dry hole costs. The increase in seismic costs is primarily due to an increase in 3-D seismic surveys on offshore blocks. Two of six exploratory wells drilled were successful and six wells, four of which were in Canada, were drilling or being evaluated as of mid-April 1995 in comparison to two successes out of three exploratory wells drilled for the 1994 period.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of $44.4 million. As a result of the impairment, the Company's average DD&A rate per equivalent unit of production is expected to decrease from $0.96 per Mcfe for the first quarter of 1995 to approximately $0.86 per Mcfe for the remainder of 1995.

         If natural gas prices remain at their first quarter 1995 levels, E&P operating results are expected to continue to be substantially lower than the previous year. As in the past, the Company will curtail production whenever prices are deemed to be below acceptable levels. As E&P operating profit represented nearly half of the Company's operating profit for the year ended December 31, 1994, a substantial decrease in E&P operating results will have a significant impact on the Company's total operating results. The Company's operating profit from pipeline and marketing is expected to decrease from the year ended December 31, 1994 based on the anticipated sale of certain of the pipeline assets (see "Pipeline and Marketing" section below), however, the Company expects to record a gain on the sale of the pipeline assets in the quarter the transaction is closed. Operating profit for the Alaska transmission and distribution segment is not expected to change significantly in 1995. However, the Company expects its interest costs to increase in 1995 due to the effect of higher rates for the entire year.

ITEM  2.         SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


PIPELINE AND MARKETING
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                  Three Months Ended March 31,
                                                              --------------------------------------
                                                                                             Percent
                                                                   1995         1994         Change
                                                              --------------------------------------
OPERATING PROFIT:
Pipelines.................................................        $1,523       $1,583         -  4
Marketing and Supply......................................           344        1,352         - 75
Gas Processing............................................           258         (356)        +172
Operating and Construction Services.......................           430          628         - 32
- ----------------------------------------------------------------------------------------------------
                                                                  $2,555       $3,207         - 20
====================================================================================================
OPERATING DATA:
Average Daily Volumes (MMcf):
  Gas Gathering...........................................           229           279         - 18
  Partnership Systems (net)...............................           112           109         +  3
  Marketing and Supply....................................           517           607         - 15
Gas Processing:
  Average Daily Inlet Volumes (MMcf)......................           274           285         -  4
  Average Daily Net Production (Bbl)......................         4,451         2,441         + 82
====================================================================================================

         Subsequent to March 31, 1995, the Company announced plans to dispose of its interests in 17 gas gathering pipelines (including one partnership), one liquid hydrocarbons pipeline and one gas processing plant. These operations represent a substantial portion of the Company's pipeline and marketing segment. For the three months ended March 31, 1995, the pipeline assets to be disposed of contributed $1.3 million to the operating profit of the pipeline and marketing segment. At March 31, 1995, the pipeline assets to be disposed of had a net carrying value of approximately $10.7 million. The Company also announced plans to dispose of all of the shares of its subsidiary that holds its 50% interest in Cavallo. Seagull also operates Cavallo. For the three months ended March 31, 1995, Cavallo contributed $0.3 million to the operating profit of the pipeline and marketing segment and Seagull's investment in Cavallo amounted to approximately $4.3 million at March 31, 1995. The Company is retaining the marketing and supply and operating and construction services areas as well as certain assets in the pipelines and gas processing areas.

         In the pipeline and marketing segment, operating profit for the first quarter of 1995 declined in comparison to the 1994 period due to declines in the marketing and supply and operating and construction services areas which more than offset improvements in the gas processing area.

         Operating profit in the marketing and supply area declined primarily due to a 15% reduction in third party volumes delivered for marketing, a 38% decrease in the margin received on third party marketing sales and a significant decrease in the marketing fees received from the sale of gas produced by the E&P segment due to lower gas prices and voluntary curtailments.

         In the gas processing area, operating profit improved in 1995 due to an increase in the average daily net production of one of the Company's gas processing plants due to the resumption of ethane recovery subsequent to the first quarter of 1994.

         In the first quarter of 1994, Seagull completed a gas pipeline construction project the Company began in mid-1993. The Company also recognized additional operating profit of $250,000 during the first quarter of 1995 when the warranty period for this project expired. Historically, the Company has not been engaged in pipeline construction projects on a consistently recurring basis. Seagull is currently conducting marketing efforts and anticipates it will generate new projects.

ITEM  2.        SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

ALASKA TRANSMISSION AND DISTRIBUTION
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                                  Three Months Ended March 31,
                                                                ------------------------------------
                                                                                             Percent
                                                                   1995         1994         Change
                                                                 -----------------------------------
Revenues...................................................        $36,290     $36,266           -
Cost of Gas Sold...........................................         18,565      19,250        -  4
Operations and Maintenance Expense.........................          5,317       5,620        -  5
Depreciation, Depletion and Amortization...................          1,957       1,949           -
- ----------------------------------------------------------------------------------------------------
Operating Profit                                                   $10,451     $ 9,447        + 11
====================================================================================================
OPERATING DATA:
Degree Days (*) ...........................................          4,177       3,887        +  7
Volumes (Bcf):
  Gas Sold.................................................           10.5        11.1        -  5
  Gas Transported .........................................            3.6         2.4        + 50
  Combined.................................................           14.1        13.5        +  4
Margins ($ per Mcf):
  Gas Sold.................................................           1.54        1.45        +  6
  Gas Transported .........................................           0.42        0.39        +  8
  Combined.................................................           1.26        1.26           -
====================================================================================================

(*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska transmission and distribution segment for the quarter ended March 31, 1995 increased $1.0 million from that of the prior year quarter primarily due to colder weather in the utility's service area and a 2% increase in the number of customers.

         In the first quarter of 1995, two large utility customers that previously purchased gas from ENSTAR Alaska began purchasing gas directly from gas producers. ENSTAR Alaska currently transports the customers' gas supplies for a fee that is comparable to the margin (revenues net of the associated cost of gas sold) it previously earned. Accordingly, operating profit for the Alaska transmission and distribution segment was basically unaffected by this change.

         This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

ITEM  2.          SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

OTHER (INCOME) EXPENSE
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                    Three Months Ended March 31,
                                                                ------------------------------------
                                                                                             Percent
                                                                   1995         1994         Change
                                                                 -----------------------------------
General and Administrative......................................   $ 2,654      $ 2,991       - 11
Interest Expense................................................    13,997       11,545       - 21
Interest Income and Other.......................................      (563)        (107)      +426
- ----------------------------------------------------------------------------------------------------
                                                                   $16,088      $14,429       + 11
====================================================================================================

         General and administrative expenses declined in 1995 due primarily to lower accrued incentive compensation expense for the first quarter 1995, partially offset by an increase in costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock. The closing price of Seagull Common Stock increased 3% in the first quarter of 1995 from $19.125 at December 31, 1994 to $19.75 on March 31, 1995, compared to a 6% decrease in the 1994 period.

     Interest expense increased in the first quarter of 1995 as a result of an increase in the overall level of interest rates since the 1994 quarter. The average interest rate on the Company's U.S. revolving credit was 6.8% for the first quarter of 1995 versus 4.4% for the first quarter of 1994.

INCOME TAXES

     The decrease in income taxes in the 1995 quarter was primarily a result of the decrease in earnings before income taxes for the period.

ITEM  2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

                        LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
- ----------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                    Three Months Ended March 31,
                                                                ------------------------------------
                                                                                             Percent
                                                                   1995         1994         Change
                                                                 -----------------------------------
Exploration and Production:
  Lease acquisitions.........................................      $   527       $ 1,884      - 72
  Exploration ...............................................       10,222         3,172      +222
  Development ...............................................        7,003        16,238      - 57
- ----------------------------------------------------------------------------------------------------
                                                                    17,752        21,294      - 17
Pipeline and Marketing.......................................          137           391      - 65
Alaska Transmission and Distribution.........................        1,012         1,385      - 27
Corporate....................................................          397           478      - 17
- ----------------------------------------------------------------------------------------------------
                                                                   $19,298       $23,548      - 18
====================================================================================================

         Total capital expenditures for the first quarter of 1995 decreased
$4.2 million from those for the 1994 quarter.   Current plans for 1995 call for
capital expenditures of approximately $122 million, including about $112 million in exploration and production. As the Company funds capital expenditures from internally generated funds, the Company will reduce or increase capital expenditures as economic conditions dictate.

         The Company has a revolving credit line (the "U.S. Credit Agreement") with a maximum commitment of $725 million. The amount of senior indebtedness available to the Company under the provisions of the U.S. Credit Agreement is subject to a borrowing base (the "Borrowing Base") based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually, but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base.

         Currently, the available commitment under the U.S. Credit Agreement is subject to a $625 million Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of April 28, 1995, borrowings outstanding under the U.S. Credit Agreement were $237.0 million, leaving immediately available unused commitments of approximately $176.3 million, net of outstanding letters of credit of $2.9 million, $100 million of borrowings outstanding under the Company's senior notes, the nominated borrowing availability of $95 million under the Canadian Credit Agreement discussed below, and $13.8 million of borrowings outstanding under Seagull's money market facilities.

ITEM  2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

         The anticipated proceeds from the sale of certain pipeline assets, Cavallo and the monetization of tax credits of certain gas and oil properties will be used to pay down the Company's borrowings under the U.S. Credit Agreement. The sale of certain pipeline assets, Cavallo and the monetization of tax credits of certain gas and oil properties will also reduce the available Borrowing Base under the U.S. Credit Agreement. The effect of lower natural gas prices on the estimated cash flow of the Company's proved reserves will also result in a reduction of the Borrowing Base. However, management believes that the Company's capital resources will be sufficient to finance current and forecasted operations.

         During the first quarter of 1995, the Company made a capital contribution of approximately $73 million to a wholly owned subsidiary, Seagull Energy Canada Ltd. ("Seagull Canada"). The Company funded the capital contribution by an additional borrowing under the U.S. Credit Agreement. Seagull Canada used the proceeds to repay a portion of the balance outstanding under its $175 million reducing revolving credit facility (the "Canadian Credit Agreement") and concurrently elected to reduce the nominated maximum borrowing available under the Canadian Credit Agreement from $160 million to $95 million. The Canadian Credit Agreement provides for dual currency borrowings in U.S. and Canadian dollars and has a flexible nominated maximum borrowing availability which amount is taken into consideration in the calculation of availability under the U.S. Credit Agreement, and which may be increased or decreased by Seagull Canada at its discretion.

         In addition to the facilities discussed above, Seagull has money market facilities with two major U.S. banks with a combined maximum commitment of $70 million. These lines of credit bear interest at rates made available by the banks at their discretion and may be canceled at either Seagull's or the banks' discretion. The lines are subject to annual renewal.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         *  3.1          Bylaws of the Company, as amended through March 17, 1995.

         *  4.1          $5,000,000 Revolving Credit Agreement between Alaska Pipeline Company and The First National
                         Bank of Anchorage dated March 15, 1995.

         *#10.1          Fourth Amendment to the Seagull Thrift Plan dated September 1, 1994.

          *27.1          Financial Data Schedule.



(b) There were no reports on Form 8-K filed during the three months ended March 31, 1995.
___________________________
*        Filed herewith.

#        Identifies management contracts and compensatory plans or arrangements

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEAGULL ENERGY CORPORATION




                                        By:   /s/ Robert W. Shower
                                              --------------------------------
                                              Robert W. Shower
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


                                        Date:  May 11, 1995





                                        By:   /s/ Rodney W. Bridges
                                              ---------------------------------
                                              Rodney W. Bridges
                                              Vice President and Controller
                                              (Principal Accounting Officer)


                                        Date:   May 11, 1995

                              INDEX TO EXHIBITS

   Exhibits:

    *  3.1     Bylaws of the Company, as amended through March 17, 1995.

    *  4.1     $5,000,000 Revolving Credit Agreement between Alaska Pipeline
               Company and The First National Bank of Anchorage dated
               March 15, 1995.


    *#10.1     Fourth Amendment to the Seagull Thrift Plan dated
               September 1, 1994.

     *27.1     Financial Data Schedule.

*        Filed herewith.

#        Identifies management contracts and compensatory plans or arrangements