Form 10-Q
period 1995-06-30
SEAGULL ENERGY CORP
filed 1995-08-11
CIK 320321

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

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

                                  Yes X   No
                                     ----   ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT AUGUST 3, 1995
            -----                                 -----------------------------
Common Stock, $.10 par value                               36,143,202

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                             PAGE
                                                                            NUMBER
                                                                            ------
  Presentation of Financial Information ................................       3
  Consolidated Statements of Earnings - Three and Six Months
    Ended June 30, 1995 and 1994 (Unaudited) ...........................       4
  Consolidated Balance Sheets - June 30, 1995
    and December 31, 1994 (Unaudited) ..................................       5
  Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 1995 and 1994 (Unaudited) ...........................       6
  Notes to Consolidated Financial Statements (Unaudited) ...............       7
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations (Unaudited) .............................      10

PART II.  OTHER INFORMATION ............................................      21

SIGNATURES .............................................................      23

                          PART I. FINANCIAL INFORMATION

PRESENTATION OF FINANCIAL INFORMATION

         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of June 30, 1995, and the results of its operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six month periods then ended. As discussed in Note 1 to the Company's Consolidated Financial Statements included in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1995, Seagull adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective March 31, 1995. Under SFAS No. 121, the Company recorded a non-cash impairment of gas and oil properties as a separate line item in the accompanying consolidated statement of earnings for the six months ended June 30, 1995. As discussed in
Note 2 to the Company's Consolidated Financial Statements, during the three months ended June 30, 1995 the Company recorded one-time pre-tax charges of $8 million to account for expenses involved in the Company's workforce reduction and consolidation. All other adjustments made are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Item 1.  FINANCIAL STATEMENTS


                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                             1995           1994             1995           1994
                                                        -----------    ------------     -----------    ------------

Revenues:
  Exploration and production...................         $    54,730    $     69,700     $   104,139    $    151,118
  Pipeline and marketing.......................               9,197          10,776          18,348          20,155
  Alaska transmission and distribution.........              17,560          19,083          53,850          55,349
                                                        -----------    ------------     -----------    ------------
                                                             81,487          99,559         176,337         226,622
Costs of Operations:
  Alaska transmission and distribution
    cost of gas sold...........................               7,923           9,598          26,488          28,848
  Operations and maintenance...................              27,814          29,744          56,742          59,525
  Exploration charges..........................               4,137           6,035          14,019          10,218
  Depreciation, depletion and amortization.....              31,773          36,936          66,584          75,956
  Impairment of gas and oil properties.........                   -               -          44,376               -
                                                        -----------    ------------     -----------    ------------
                                                             71,647          82,313         208,209         174,547
                                                        -----------    ------------     -----------    ------------

Operating Profit (Loss)........................               9,840          17,246         (31,872)         52,075

Other (Income) Expense:
  General and administrative...................               9,847           4,054          12,501           7,045
  Interest expense.............................              13,934          12,002          27,931          23,547
  Interest income and other....................                (186)           (166)           (749)           (273)
                                                        -----------    ------------     -----------    ------------
                                                             23,595          15,890          39,683          30,319
                                                        -----------    ------------     -----------    ------------

Earnings (Loss) Before Income Taxes............             (13,755)          1,356         (71,555)         21,756

Income Tax Expense (Benefit)...................              (6,630)         (1,225)        (25,880)          6,260
                                                        -----------    ------------     -----------    ------------

Net Earnings (Loss)............................         $    (7,125)   $      2,581     $   (45,675)   $     15,496
                                                        ===========    ============     ===========    ============

Earnings (Loss) Per Share......................         $     (0.20)   $       0.07     $     (1.27)   $       0.42
                                                        ===========    ============     ===========    ============

Weighted Average Number of Common
  Shares Outstanding...........................          36,107,648      36,966,038      36,106,681      36,942,368
                                                        ===========     ===========     ===========     ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                June 30,     December 31,
                                                                                  1995            1994
                                                                             ------------    ------------

 ASSETS
   Current Assets:
     Cash and cash equivalents...............................                $     12,470    $      6,432
     Accounts receivable, net................................                      74,624         101,346
     Inventories.............................................                       5,800           4,530
     Prepaid expenses and other..............................                       5,522           7,055
                                                                             ------------    ------------
       Total Current Assets..................................                      98,416         119,363

   Property, Plant and Equipment - at cost
     (successful efforts method for gas and oil properties)..                   1,621,535       1,592,152
   Accumulated Depreciation, Depletion and Amortization......                     576,702         467,845
                                                                             ------------    ------------
                                                                                1,044,833       1,124,307

   Other Assets..............................................                      55,606          55,880
                                                                             ------------    ------------

   Total Assets..............................................                $  1,198,855    $  1,299,550
                                                                             ============    ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable........................................                $     59,696    $     97,315
     Accrued expenses........................................                      37,048          31,598
     Prepaid gas and oil sales...............................                           -           2,732
     Current maturities of long-term debt....................                       1,569           1,549
                                                                             ------------    ------------
       Total Current Liabilities.............................                      98,313         133,194

   Long-Term Debt............................................                     628,690         620,805
   Other Noncurrent Liabilities..............................                      53,673          57,737
   Deferred Income Taxes.....................................                      19,918          46,713

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized
      100,000,000 shares; issued 36,436,414 shares (1995)
      and 36,432,514 shares (1994)...........................                       3,644           3,643
     Additional paid-in capital..............................                     325,042         324,820
     Retained earnings.......................................                      78,284         123,959
     Foreign currency translation adjustment.................                        (243)         (2,684)
     Less - note receivable from employee stock
      ownership plan.........................................                      (5,502)         (5,502)
     Less - 308,812 shares (1995) and 326,812 shares (1994)
      of Common Stock held in Treasury, at cost..............                      (2,964)         (3,135)
                                                                             ------------    ------------

       Total Shareholders' Equity............................                     398,261         441,101

   Commitments and Contingencies.............................
                                                                             ------------    ------------

   Total Liabilities and Shareholders' Equity................                $  1,198,855    $  1,299,550
                                                                             ============    ============




        See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                             1995           1994
                                                                         ----------    -----------

Operating Activities:
  Net earnings (loss)..............................................      $  (45,675)   $    15,496
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization.......................          68,236         77,380
    Impairment of gas and oil properties...........................          44,376              -
    Amortization of deferred financing costs.......................           1,716          2,075
    Deferred income taxes..........................................         (26,523)         3,104
    Dry hole expense...............................................           5,961          4,784
    Distributions in excess of (less than) earnings
      from equity investments......................................            (935)           797
    Other..........................................................            (337)            55
                                                                         ----------    -----------
                                                                             46,819        103,691
    Changes in operating assets and
     liabilities, net of acquisitions:
      Decrease in accounts receivable..............................          26,819         15,634
      Increase in inventories, prepaid expenses and other..........          (3,786)          (847)
      Decrease in accounts payable.................................         (37,548)       (18,367)
      Decrease in prepaid gas and oil sales........................          (2,732)        (4,259)
      Increase (Decrease) in accrued expenses and other............           6,658         (3,064)
                                                                         ----------    -----------
         Net Cash Provided By Operating Activities.................          36,230         92,788

Investing Activities:
  Capital expenditures.............................................         (34,791)       (57,265)
  Acquisitions, net of cash acquired...............................               -       (195,782)
  Proceeds from sales of property, plant and equipment.............             321            459
                                                                         ----------    -----------
         Net Cash Used In Investing Activities.....................         (34,470)      (252,588)

Financing Activities:
  Proceeds from revolving lines of credit and other borrowings.....         330,511        548,796
  Principal payments on revolving lines of credit and
   other borrowings................................................        (325,024)      (388,885)
  Fees paid to acquire financing...................................            (125)           (13)
  Proceeds from sales of common stock..............................              44            215
  Other............................................................          (1,212)          (222)
                                                                         ----------    -----------

         Net Cash Provided by Financing Activities.................           4,194        159,891

Effect of Exchange Rate Changes on Cash............................              84            143
                                                                         ----------    -----------

         Increase In Cash And Cash Equivalents.....................           6,038            234

Cash And Cash Equivalents At Beginning Of Period...................           6,432          5,572
                                                                         ----------    -----------

Cash And Cash Equivalents At End Of Period.........................      $   12,470    $     5,806
                                                                         ==========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Supplemental Disclosures of Cash Flow Information.
- --------------------------------------------------------------------------------
(Dollars in Thousands)
                                                       Six Months Ended June 30,
                                                      --------------------------
Cash paid during the period for:                        1995              1994
                                                      --------------------------
Interest, net of amount capitalized ..........        $26,483          $23,341

Income taxes .................................        $   655          $   719
- --------------------------------------------------------------------------------


Earnings Per Share.

     The weighted average number of common shares outstanding for the computation of earnings per share for the three and six months ended June 30, 1994 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of loss per share for the three and six months ended June 30, 1995 and has therefore not been included in the weighted average number of common shares outstanding.


NOTE 2.  WORKFORCE REDUCTION AND CONSOLIDATION

         In April 1995, the Company announced plans to reduce the Company's workforce and consolidate operations into a smaller number of locations. Company-wide, approximately 90 of about 770 positions will be eliminated in the combined workforce reduction and consolidation. The positions to be eliminated primarily represent administrative positions in two regional offices. During the quarter ended June 30, 1995, the Company recorded one-time pre-tax charges, included in general and administrative expense, of $8 million to account for the expenses involved in the workforce reduction and consolidation.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3.  LONG-TERM DEBT

Revolving Credit Facilities.

         Under provisions in its U.S. revolving credit facility (the "U.S. Credit Agreement") and its Canadian revolving credit facility (the "Canadian Credit Agreement") the Company, at its option, may request a reduction in the maximum commitment. In June 1995, the Company requested the maximum commitment under the U.S. Credit Agreement be reduced from $725 million to $650 million and under the Canadian Credit Agreement be reduced from $175 million to $100 million. The maximum commitment under the U.S. Credit Agreement reduces in equal quarterly amounts of $45 million commencing with March 31, 1997, with a final reduction of $20 million on September 30, 2000. The maximum commitment under the Canadian Credit Agreement reduces in equal quarterly installments of approximately $10.9 million commencing on March 31, 1997, with a final reduction of $1.6 million on June 30, 1999. Under provisions included in the U.S. Credit Agreement, the amount of senior indebtedness available to the Company is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base. In May 1995, the Borrowing Base was reduced from $625 million to $575 million.

Interest Rate Swap Agreements.

         The Company enters into interest rate swaps to manage the impact of changes in interest rates. During the six months ended June 30, 1995, the following interest rate swap agreements were in effect:

- --------------------------------------------------------------------------------------------
                                                                     Interest Rate
                                                         -----------------------------------
   Notional          Effective          Maturity
    Amount              Date              Date              Receive                Pay
- --------------    ---------------    --------------      -------------        --------------
   $40,000            09/11/92          09/11/95           Floating                6.76%
    50,000            08/02/93          07/31/98            5.635%               Floating
    50,000            08/02/93          07/31/97             5.43%               Floating
    50,000            08/02/93          07/31/96            5.199%               Floating
    65,000            05/02/95          12/29/95           Floating                6.35%
    35,000            05/02/95          12/29/95           Floating                6.355%
    65,000            01/02/96          12/30/96           Floating                6.83%
    35,000            01/02/96          12/30/96           Floating                6.837%

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

NOTE 5.  SUBSEQUENT EVENTS

         Subsequent to June 30, 1995, the Company announced that it and three other sellers have entered into a definitive agreement to sell their disparate interests in 19 natural gas gathering systems and a gas processing plant. The purchaser, a subsidiary of Tejas Power Corporation, will pay Seagull and the other sellers $153.5 million in cash for the assets, effective September 30, 1995. From its share of the proceeds, Seagull will realize a one-time, pre-tax gain of approximately $83 million to be recorded in the third quarter. The Company's share of gross proceeds should approximate $100 million. Net proceeds after payment of approximately $2 million in transaction costs will be used to lower the Company's borrowings under the U.S. Credit Agreement and/or the Canadian Credit Agreement. For the three and six months ended June 30, 1995, the pipeline assets to be disposed of contributed $2.5 million and $4.1 million to the operating profit of the pipeline and marketing segment. At June 30, 1995, the pipeline assets to be disposed of had a net carrying value of approximately $14.6 million. The pending sale is subject to Hart-Scott-Rodino clearance and other customary closing conditions.

         In April 1995, the Company announced plans to sell the Company's
Section 29 tax credit-bearing gas properties to a partnership or similar entity to be formed with one or more financial investors. For accounting purposes, the Company anticipates that the sale will be treated as a non-recourse monetary production payment and recorded as debt. The proceeds from the sale, expected to close during the third quarter, will be used to pay down the Company's borrowings under the U.S. Credit Agreement and/or the Canadian Credit Agreement.

         The transactions discussed above will reduce the available Borrowing Base under the Company's U.S. Credit Agreement by approximately $70 to $75 million.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                     GENERAL

         The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the periods indicated. The Company's accompanying unaudited financial statements and the notes thereto and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 contain detailed information that should be referred to in conjunction with the following discussion.

                              RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS
- ----------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)

                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                             --------------------  Percent   -------------------  Percent
                                                1995       1994    Change     1995        1994    Change
                                             ------------------------------------------------------------
Revenues:

  Exploration and production..............   $ 54,730    $ 69,700   - 21    $ 104,139  $ 151,118    - 31

  Pipeline and marketing..................      9,197      10,776   - 15       18,348     20,155    -  9

  Alaska transmission and distribution....     17,560      19,083   -  8       53,850     55,349    -  3
- --------------------------------------------------------------------------------------------------------
                                             $ 81,487    $ 99,559   - 18    $ 176,337  $ 226,622    - 22
========================================================================================================

Operating Profit (Loss):

  Exploration and production..............   $  4,008    $ 11,456   - 65    $ (50,710)  $ 33,631    -251

  Pipeline and marketing..................      3,355       3,656   -  8        5,910      6,863    - 14

  Alaska transmission and distribution....      2,477       2,134   + 16       12,928     11,581    + 12
- --------------------------------------------------------------------------------------------------------
                                             $  9,840    $ 17,246   - 43    $ (31,872)  $ 52,075    -161
========================================================================================================

Net Earnings (Loss).......................   $ (7,125)   $  2,581   -376    $ (45,675)  $ 15,496    -395

Earnings (Loss) Per Share.................      (0.20)       0.07   -386        (1.27)      0.42    -402

Net Cash Provided by Operating Activities
  Before Changes in Operating Assets and
  Liabilities.............................     19,253       42,506  - 55       46,819    103,691    - 55

Net Cash Provided by Operating Activities.      3,449       50,571  - 93       36,230     92,788    - 61

Weighted Average Number of Common Shares
  Outstanding (in thousands)..............     36,108       36,966  -  2       36,107     36,942    -  2
========================================================================================================

         The decrease in net earnings for the three and six months ended June 30, 1995 versus the prior year periods was due to the decrease in operating profit and increases in general and administrative expense and interest expense, which was partially offset by a decrease in income taxes (see "Other (Income) Expense" section below). The decrease in operating profit was primarily due to the Exploration and Production ("E&P") segment's 27% decrease in natural gas prices and the non-cash impairment of gas and oil properties of $44.4 million. Revenues and operating profit are discussed in the respective segment sections.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)




CONSOLIDATED HIGHLIGHTS, CONTINUED

         Net cash provided by operating activities before and after changes in operating assets and liabilities decreased in the three and six month periods of 1995 versus the 1994 periods primarily due to decreases in natural gas prices and the one-time pre-tax charges, included in general and administrative expense, of $8 million to account for the expenses involved in the workforce reduction and consolidation recorded during the second quarter.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


EXPLORATION AND PRODUCTION
- -----------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                            ------------------   Percent  ------------------  Percent
                                              1995       1994     Change   1995       1994     Change
                                            ---------------------------------------------------------
Revenues:

  Natural Gas............................   $ 49,096   $62,952   - 22     $92,758   $138,023    - 33

  Oil and Condensate.....................      5,283     6,333   - 17      10,466     11,837    - 12

  Natural Gas Liquids....................        641       695   -  8       1,421      1,307    +  9

  Other..................................       (290)     (280)  -  4        (506)       (49)   -933
- -----------------------------------------------------------------------------------------------------

                                              54,730    69,700   - 21     104,139    151,118    - 31

Lifting Costs............................     14,520    15,400   -  6      29,523     31,621    -  7

General Operating Expense................      2,604     3,050   - 15       5,650      6,040    -  6

Exploration Charges......................      4,137     6,035   - 31      14,019     10,218    + 37

Depreciation, Depletion
  and Amortization.......................     29,461    33,759   - 13      61,281     69,608    - 12

Impairment of Gas and Oil Properties.....          -         -      -      44,376          -     N/A
- -----------------------------------------------------------------------------------------------------
Operating Profit (Loss)..................   $  4,008  $ 11,456   - 65    $(50,710)  $ 33,631    -251
=====================================================================================================

OPERATING DATA:

Net Daily Production(1):

  Natural Gas (MMcf).....................      349.3     363.6   -  4       346.4      375.3    -  8

  Oil and Condensate (Bbl)...............      3,317     4,470   - 26       3,413      4,466    - 24

  Natural Gas Liquids (Bbl)..............        726       813   - 11         788        853    -  8

  Combined (MMcfe)(2)....................      373.6     395.3   -  5       371.6      407.2    -  9


Average Sales Prices:

  Natural Gas ($ per Mcf)................       1.54      1.90   - 19        1.48       2.03    - 27

  Oil and Condensate ($ per Bbl).........      17.49     15.57   + 12       16.94      14.64    + 16

  Natural Gas Liquids ($ per Bbl)........       9.71      9.40   +  3        9.97       8.47    + 18

  Combined ($ per Mcfe)(2)...............       1.61      1.94   - 17        1.55       2.05    - 24


Lifting Costs ($ per Mcfe):

  Lease Operating........................       0.26      0.24   +  8        0.26       0.24    +  8

  Workovers..............................       0.01      0.01      -        0.02       0.02       -

  Production Taxes.......................       0.06      0.07   - 14        0.06       0.07    - 14

  Transportation.........................       0.07      0.08   - 13        0.07       0.08    - 13

  Ad Valorem Taxes.......................       0.02      0.03   - 33        0.03       0.02    + 50

  Total..................................       0.43      0.43      -        0.44       0.43    +  2


DD&A Rate ($ per Mcfe)...................       0.87      0.94   -  7        0.91       0.94    -  3
=====================================================================================================


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

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


EXPLORATION AND PRODUCTION, CONTINUED

         The decrease in operating profit of the E&P segment for the six months ended June 30, 1995 as compared to the 1994 period was primarily due to a 31% decrease in revenues, an increase in exploration charges and a non-cash charge for impairment of gas and oil properties, which was partially offset by decreased depreciation, depletion and amortization ("DD&A") expense and lifting costs. The decrease in operating profit for the 1995 second quarter as compared to the 1994 period was primarily due to a 21% decrease in revenues, partially offset by decreased exploration charges, DD&A and lifting costs.

         The decrease in revenues for the three and six months ended June 30, 1995 as compared to 1994 was primarily the result of decreases in the Company's average realized price of natural gas of 19% and 27%, respectively, due to several factors beyond the control of the Company (warm weather, new gas supply, utilization of competitive fuels, etc.). Additionally, because of the lower natural gas prices, the Company voluntarily curtailed production throughout the first six months of 1995, versus only the first half of June in the prior year. Therefore, production volumes, as well as revenues, were lower in the first half of 1995 than the first six months of 1994.

         Lifting costs decreased for the three and six months ended June 30, 1995 as a result of the lower production.

         Exploration charges decreased for the 1995 quarter as compared to the 1994 period due to the completion in the second quarter of 1994 of seismic evaluations on many of Seagull's offshore properties. In addition, the Company incurred dry hole costs in 1994 of approximately $1.8 million relating to an unsuccessful exploratory well in the South China Sea. Exploration charges increased for the six months ended June 30, 1995 due to a significant increase in seismic and dry hole costs during the first quarter of 1995. The increase in seismic costs is primarily due to an increase in 3-D seismic surveys on offshore blocks. Five of twelve exploratory wells drilled were successful and four wells were being evaluated as of early August 1995 in comparison to two successes out of six exploratory wells drilled for the 1994 period.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of $44.4 million. As a result of the impairment and a change in the mix of properties being produced, the Company's average DD&A rate per equivalent unit of production decreased from $0.96 per Mcfe for the first quarter of 1995 to $0.87 per Mcfe for the second quarter of 1995. DD&A expense for the three and six months ended June 30, 1995 decreased as compared to the 1994 periods due to the lower average DD&A rate per equivalent unit of production and the decrease in total production.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


EXPLORATION AND PRODUCTION, CONTINUED

         If natural gas prices remain at their current level, E&P operating results will be substantially lower in 1995 versus the prior year. As in the past, the Company will curtail production whenever prices are deemed to be below acceptable levels. As E&P operating profit represented nearly one-half of the Company's total operating profit for the year ended December 31, 1994, a substantial decrease in E&P operating results will have a significant impact on the Company's total operating results. The Company's operating profit from pipeline and marketing is expected to decrease in 1995 from the year ended December 31, 1994 based on the pending sale of certain of the pipeline assets (see "Pipeline and Marketing" section below), however, the Company expects to record a financial gain on the sale of the pipeline assets in the third quarter. Operating profit for the Alaska transmission and distribution segment is not expected to change significantly in 1995. The Company expects its interest costs to increase slightly in 1995 due to the effect of higher interest rates for the entire year, partially offset by a decrease in the overall level of debt due to the pending sale of certain pipeline assets and the planned sale of the Section 29 tax credit-bearing gas properties.


PIPELINE AND MARKETING
- --------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                               Three Months Ended            Six Months Ended
                                                    June 30,                      June 30,
                                               ------------------  Percent   ----------------    Percent
                                                 1995      1994     Change     1995      1994     Change
                                               ---------------------------------------------------------
OPERATING PROFIT (LOSS):

  Pipelines................................     $2,012    $1,788     + 13     $3,535    $3,371    +  5

  Marketing and Supply.....................        612     1,597     - 62        956     2,949    - 68

  Gas Processing...........................        588       134     +339        846      (222)   +481

  Operating and Construction Services......        143       137     +  4        573       765    - 25
- --------------------------------------------------------------------------------------------------------
                                                $3,355    $3,656     -  8     $5,910    $6,863    - 14
========================================================================================================

OPERATING DATA:

Average Daily Volumes (MMcf):

  Gas Gathering............................        214       289     - 26        222       284    - 22

  Partnership Systems (net)................        106       111     -  5        106       111    -  5

  Marketing and Supply.....................        554       554        -        535       580    -  8


Gas Processing:

  Average Daily Inlet Volumes (MMcf).......        277       278        -        276       282    -  2

  Average Daily Net Production (Bbl).......      4,484     4,538     -  1      4,466     3,478    + 28
========================================================================================================

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


PIPELINE AND MARKETING, CONTINUED

         Subsequent to June 30, 1995, the Company announced that it and three other sellers have entered into a definitive agreement to sell their disparate interests in 19 natural gas gathering systems and a gas processing plant. The purchaser, a subsidiary of Tejas Power Corporation, will pay Seagull and the other sellers $153.5 million in cash for the assets, effective September 30, 1995. From its share of the proceeds, Seagull will realize a one-time, pre-tax gain of approximately $83 million to be recorded in the third quarter. The Company's share of gross proceeds should approximate $100 million. Net proceeds after payment of approximately $2 million in transaction costs will be used to lower the Company's borrowings under its U.S. revolving credit facility (the "U.S. Credit Agreement") and/or its Canadian revolving credit facility (the "Canadian Credit Agreement"). The pipeline assets to be sold represent substantially all of the assets of the Company's pipeline and marketing segment. For the three and six months ended June 30, 1995, the pipeline assets to be disposed of contributed $2.5 million and $4.1 million to the operating profit of the pipeline and marketing segment. At June 30, 1995, the pipeline assets to be disposed of had a net carrying value of approximately $14.6 million. The pending sale is subject to Hart-Scott-Rodino clearance and other customary closing conditions.

         In the pipeline and marketing segment, operating profit for the three and six months ended June 30, 1995 declined in comparison to the 1994 periods due primarily to declines in the marketing and supply area which more than offset improvements in the pipelines and gas processing areas.

         The improvements in operating profit for the pipelines area for both the three and six months ended June 30, 1995 in comparison to the prior year were primarily due to decreases in DD&A. In accordance with SFAS No. 121, the Company has not recorded any depreciation expense on the pipeline assets to be sold since the announcement of the Company's intention to sell these assets.

         Operating profit in the marketing and supply area declined for the three and six months ended June 30, 1995 in comparison to the prior year primarily due to significant decreases in the margins received on third party marketing sales and on the marketing fees received from the sale of gas produced by the E&P segment due to lower gas prices and voluntary curtailments.

         In the gas processing area, operating profit improved for the three and six months ended June 30, 1995 in comparison to the prior year due to an increase in the Company's average natural gas liquids sales price, decreases in the cost of gas processed and decreases in DD&A. In accordance with SFAS No. 121, the Company has not recorded any depreciation expense on the gas processing plant to be sold since the announcement of the Company's intention to sell this asset.

ITEM 2.            SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


PIPELINE AND MARKETING, CONTINUED

         In the first quarter of 1994, Seagull completed a gas pipeline construction project the Company began in mid-1993. The Company also recognized additional operating profit of $250,000 during the six months ended June 30, 1995 when the warranty period for this project expired. In June 1995, the Company was engaged to build an approximately 114 mile onshore pipeline. The project is expected to be completed in late 1996.


ALASKA TRANSMISSION AND DISTRIBUTION
- -------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                Three Months Ended                    Six Months Ended
                                                     June 30,                              June 30,
                                              --------------------     Percent      --------------------     Percent
                                                1995         1994      Change         1995        1994       Change
                                              ---------------------------------------------------------------------

Revenues...................................   $17,560      $19,083      -  8        $53,850      $55,349      -  3

Cost of Gas Sold...........................     7,923        9,598      - 17         26,488       28,848      -  8

Operations and Maintenance Expense.........     5,175        5,401      -  4         10,492       11,021      -  5

Depreciation, Depletion and Amortization...     1,985        1,950      +  2          3,942        3,899      +  1
- -------------------------------------------------------------------------------------------------------------------
Operating Profit...........................   $ 2,477      $ 2,134      + 16        $12,928      $11,581      + 12
===================================================================================================================


OPERATING DATA:

Degree Days (1)............................     1,508        1,575      -  4          5,685        5,462      +  4

Volumes (Bcf)(2):

  Gas Sold.................................       4.5          5.5      - 18           15.0         16.6      - 10

  Gas Transported..........................       4.2          3.0      + 40            7.8          5.4      + 44

  Combined.................................       8.7          8.5      +  2           22.8         22.0      +  4


Margins ($ per Mcf):

  Gas Sold.................................      1.76         1.53      + 15           1.61         1.48      +  9

  Gas Transported..........................      0.41         0.35      + 17           0.42         0.37      + 14

  Combined.................................      1.11         1.12      -  1           1.20         1.21      -  1


Customers (end of period)..................    90,566       88,754      +  2         90,566       88,754      +  2
===================================================================================================================

 (1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

 (2)     Bcf represents one billion cubic feet.


         Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the three and six month periods ended June 30, 1995 improved from the 1994 periods primarily as a result of slightly higher volumes and margins coupled with lower operations and maintenance expense.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


ALASKA TRANSMISSION AND DISTRIBUTION, CONTINUED

         In the first quarter of 1995, two large utility customers that previously purchased gas from ENSTAR Alaska began purchasing gas directly from gas producers. However, ENSTAR Alaska has been approved by the Alaska Public Utilities Commission to transport the customers' gas supplies for a fee that is comparable to the margin (revenues net of the associated cost of gas sold) it previously earned. Accordingly, operating profit for the Alaska transmission and distribution segment was basically unaffected by this change.

         This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.


OTHER (INCOME) EXPENSE
- ---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                             Three Months Ended                   Six Months Ended
                                                  June 30,                            June 30,
                                            --------------------    Percent      -------------------    Percent
                                              1995         1994      Change       1995         1994      Change
                                            -------------------------------------------------------------------
General and Administrative..............    $ 9,847      $ 4,054      +143       $12,501     $ 7,045       + 77

Interest Expense........................     13,934       12,002      + 16        27,931      23,547       + 19

Interest Income and Other...............       (186)        (166)     - 12          (749)       (273)      -174
- ---------------------------------------------------------------------------------------------------------------
 ........................................    $23,595      $15,890      + 48       $39,683     $30,319       + 31
===============================================================================================================

         General and administrative expenses increased for the three and six months ended June 30, 1995 in comparison to 1994 primarily due to one-time pre-tax charges of $8 million to account for expenses involved in the Company's workforce reduction and consolidation, partially offset by declines in the costs relating to potential acquisitions which were not consummated, accrued incentive compensation expense and costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock. The closing price of Seagull Common Stock decreased 16% in the second quarter of 1995 from $19.75 at March 31, 1995 to $16.50 on June 30, 1995 compared to a 9%
increase in the 1994 period. The closing price of Seagull Common Stock decreased 14% for the six months ended June 30, 1995 from $19.125 at December 31, 1994 to $16.50 on June 30, 1995, compared to a 2% increase in the 1994 period. Lower operations and maintenance expenses and general and administrative expenses resulting from the Company's workforce reduction and consolidation are expected to total approximately $8 million annually.

         Increases in interest expense for 1995 were a result of an increase in the overall level of interest rates since the 1994 periods. The average interest rates on the Company's U.S. revolving credit were 6.9% and 4.7% for the six months ended June 30, 1995 and 1994, respectively, and 6.9% and 4.9% for the three months ended June 30, 1995 and 1994, respectively.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


OTHER (INCOME) EXPENSE, continued

         The proceeds from the pending sale of certain pipeline assets and the planned sale of Section 29 tax credit-bearing gas properties will be used to pay down the Company's borrowings under the U.S. Credit Agreement and/or the Canadian Credit Agreement. These transactions will also reduce the available borrowing base under the U.S. Credit Agreement by approximately $70 to $75 million.


INCOME TAXES

         The decrease in income taxes for the three and six months ended June 30, 1995 was primarily a result of the decrease in earnings before income taxes for the periods. For the six months ended June 30, 1995, substantially all of the income tax benefit was deferred.

                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
- -----------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                               -------------------     Percent      ------------------    Percent
                                                 1995         1994      Change        1995       1994      Change
                                               ------------------------------------------------------------------

Exploration and Production:

  Lease acquisitions.......................    $ 1,696      $ 5,512       -69       $ 2,223    $ 7,396       - 70

  Exploration costs........................      5,439        4,648       +17        15,661      7,820       +100

  Development costs........................      6,480       19,222       -66        13,483     35,460       - 62
- -----------------------------------------------------------------------------------------------------------------
                                                13,615       29,382       -54        31,367     50,676       - 38


Pipeline and Marketing.....................          -          197        NA           137        588       - 77

Alaska Transmission and Distribution.......      1,802        1,779       + 1         2,814      3,164       - 11

Corporate..................................         76        2,359       -97           473      2,837       - 83
- -----------------------------------------------------------------------------------------------------------------
                                               $15,493      $33,717       -54       $34,791    $57,265       - 39
=================================================================================================================

         Current plans for 1995 call for capital expenditures of approximately $100 million, including about $90 million in exploration and production, of which $40 million is exploration. As the Company funds capital expenditures from internally generated funds, the Company will reduce or increase capital expenditures as economic conditions dictate.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

         Under provisions in the U.S. Credit Agreement and the Canadian Credit Agreement the Company, at its option, may request a reduction in the maximum commitment. In June 1995, the Company requested the maximum commitment under the U.S. Credit Agreement be reduced from $725 million to $650 million and under the Canadian Credit Agreement be reduced from $175 million to $100 million. The maximum commitment under the U.S. Credit Agreement reduces in equal quarterly amounts of $45 million commencing with March 31, 1997, with a final reduction of $20 million on September 30, 2000. The maximum commitment under the Canadian Credit Agreement reduces in equal quarterly installments of approximately $10.9 million commencing on March 31, 1997, with a final reduction of $1.6 million on June 30, 1999. Under provisions included in the U.S. Credit Agreement, the amount of senior indebtedness available to the Company is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base. In May 1995, the Borrowing Base was reduced from $625 million to $575 million.

         The available commitment under the U.S. Credit Agreement is subject to the Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of July 31, 1995, borrowings outstanding under the U.S. Credit Agreement were $185.0 million, leaving immediately available unused commitments of approximately $151.8 million, net of outstanding letters of credit of $2.9 million, $100 million of borrowings outstanding under the Company's senior notes, the nominated borrowing availability of $95 million under the Canadian Credit Agreement and $55.8 million of borrowings outstanding under Seagull's money market facilities.

         The anticipated proceeds from the pending sale of certain pipeline assets and the planned sale of Section 29 tax credit-bearing gas properties will be used to pay down the Company's borrowings under the U.S. Credit Agreement and/or Canadian Credit Agreement. The planned transactions will also reduce the available Borrowing Base under the U.S. Credit Agreement by approximately $70 to $75 million. However, management believes that the available unused commitments will increase significantly as a result of these transactions and the Company's capital resources will be sufficient to finance current and forecasted operations.

ITEM 2.           SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

         During the first quarter of 1995, the Company made a capital contribution of approximately $73 million to a wholly-owned subsidiary, Seagull Energy Canada Ltd. ("Seagull Canada"). The Company funded the capital contribution by an additional borrowing under the U.S. Credit Agreement. Seagull Canada used the proceeds to repay a portion of the balance outstanding under the Canadian Credit Agreement and concurrently elected to reduce the nominated maximum borrowing available under the Canadian Credit Agreement from $160 million to $95 million. The Canadian Credit Agreement provides for dual currency borrowings in U.S. and Canadian dollars and has a flexible nominated maximum borrowing availability which amount is taken into consideration in the calculation of availability under the U.S. Credit Agreement, and which may be increased or decreased by Seagull Canada at its discretion.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the Company held on May 15, 1995, the shareholders voted to elect four directors to serve until the 1998 Annual Meeting of Shareholders, adopt the Company's 1995 Omnibus Stock Plan and ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1995. Votes cast were as follows:

                                                                          For       Against   Abstained
                                                                     ----------------------------------
Election of J. Evans Attwell as a Director of the Company .........    30,444,843          -    136,546
Election of William R. Grant as a Director of the Company .........    30,445,358          -    136,031
Election of Richard M. Morrow as a Director of the Company ........    30,447,697          -    133,692
Election of Dee S. Osborne as a Director of the Company ...........    30,447,543          -    133,846
Adoption of the 1995 Omnibus Stock Plan ...........................    24,292,731  4,324,265  1,964,393

Ratification of Selection of KPMG Peat
  Marwick LLP as Independent Auditors for 1995 ....................    30,332,790    157,613     90,986

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         *#10.1 Seagull Thrift Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit
                      10.46 to the Annual Report on Form 10-K for the year ended December 31, 1990; the First and Second Amendments thereto are incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1991; the Third Amendment thereto is incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1992; the Fourth Amendment thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31 1995; the Fifth and Sixth Amendments are filed herewith).

         *#10.2       Seagull Energy Corporation 1995 Executive Incentive Plan.

         *#10.3       1995 Omnibus Stock Plan.

         *#10.4 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including First through Fourth Amendments thereto (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993; the Fifth and Sixth Amendments are filed herewith).

                           PART II. OTHER INFORMATION

         *#10.5 Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation 1981 Stock Option Plan, the Seagull Energy Corporation 1981 Stock Option Plan (Restated), the Seagull Energy Corporation 1983 Stock Option Plan, the Seagull Energy Corporation 1983 Stock Option Plan (Restated), the Seagull Energy Corporation 1986 Stock Option Plan, the Seagull Energy Corporation 1986 Stock Option Plan (Restated), the Seagull Energy Corporation 1990 Stock Option Plan and the Seagull Energy Corporation 1993 Stock Option Plan.

         * 10.6       Purchase and Sale Agreement by and among Seagull
                      Energy Corporation, Amoco Gas Company, Houston Pipe Line Company, Enron Gas Processing Company and Mantaray Pipeline Company, as sellers and Seahawk Gathering & Liquids Company as buyer and Tejas Power Corporation as Guarantor dated July 28, 1995.

         * 27.1       Financial Data Schedule.

(b)      Reports on Form 8-K:

         None.


- ---------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SEAGULL ENERGY CORPORATION


                                     By:   /s/ Robert W. Shower
                                           -------------------------------------
                                           Robert W. Shower, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)


                                     Date: August 10, 1995


                                     By:   /s/ Rodney W. Bridges
                                           -------------------------------------
                                           Rodney W. Bridges, Vice President and
                                           Controller (Principal Accounting
                                           Officer)


                                     Date: August 10, 1995

                                  EXHIBIT INDEX



   EXHIBIT                                                                                PAGE
   NUMBER                              DESCRIPTION                                       NUMBER
   -------                             -----------                                       ------
    Exhibits:

    *#10.1 Seagull Thrift Plan, as amended and restated (the amended and restated plan is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 1990; the First and Second Amendments thereto are incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1991; the Third Amendment thereto is incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K for the year ended December 31, 1992; the Fourth
                  Amendment thereto is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31 1995; the Fifth and Sixth Amendments are filed herewith).

    *#10.2        Seagull Energy Corporation 1995 Executive Incentive Plan.

    *#10.3        1995 Omnibus Stock Plan.

    *#10.4 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including First through Fourth Amendments thereto
                  (incorporated by reference to Exhibit 10.9 to the Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30, 1993; the Fifth and Sixth Amendments are filed herewith).

    *#10.5        Form of Amendment to Stock Option Agreement(s) for the Seagull
                  Energy Corporation 1981 Stock Option Plan, the Seagull Energy
                  Corporation 1981 Stock Option Plan (Restated), the Seagull
                  Energy Corporation 1983 Stock Option Plan, the Seagull Energy
                  Corporation 1983 Stock Option Plan (Restated), the Seagull
                  Energy Corporation 1986 Stock Option Plan, the Seagull Energy
                  Corporation 1986 Stock Option Plan (Restated), the Seagull
                  Energy Corporation 1990 Stock Option Plan and the Seagull
                  Energy Corporation 1993 Stock Option Plan.


   EXHIBIT                                                                                PAGE
   NUMBER                              DESCRIPTION                                       NUMBER
   -------                             -----------                                       ------

    * 10.6        Purchase and Sale Agreement by and among Seagull Energy
                  Corporation, Amoco Gas Company, Houston Pipe Line Company,
                  Enron Gas Processing Company and Mantaray Pipeline Company, as sellers and Seahawk Gathering & Liquids Company as buyer and Tejas Power Corporation as Guarantor dated July 28, 1995.

    * 27.1        Financial Data Schedule.

- ----------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.