Form 10-Q
period 1995-09-30
SEAGULL ENERGY CORP
filed 1995-11-14
CIK 320321

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)

  X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----                           15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                               ------------------------------------------------

                                     OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number    1-8094
                       --------------------------------------------------------

                           Seagull Energy Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Texas                                             74-1764876
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


               1001 Fannin, Suite 1700, Houston, Texas      77002-6714
--------------------------------------------------------------------------------
               (Address of principal executive offices)     (Zip code)


                                (713)  951-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                      None
--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                              -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                            OUTSTANDING AT OCTOBER 31, 1995
          -----                            -------------------------------
Common Stock, $.10 par value                          36,204,078

                 SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                                     INDEX



                                                                                                PAGE
 PART I.  FINANCIAL INFORMATION                                                                NUMBER
   Presentation of Financial Information....................................                      3
   Consolidated Statements of Earnings - Three and Nine Months
     Ended September 30, 1995 and 1994 (Unaudited)..........................                      4

   Consolidated Balance Sheets - September 30, 1995
     and December 31, 1994 (Unaudited)......................................                      5

   Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1995 and 1994 (Unaudited)..........................                      6
   Notes to Consolidated Financial Statements (Unaudited)...................                      7

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations (Unaudited)................................                      10

 PART II.  OTHER INFORMATION...............................................                      22

 SIGNATURES................................................................                      23

                         PART I.  FINANCIAL INFORMATION


                     PRESENTATION OF FINANCIAL INFORMATION


         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of September 30, 1995, and the results of its operations for the three and nine month periods ended September 30, 1995 and 1994, and cash flows for the nine month periods then ended. As discussed in
Note 1 to the Company's Unaudited Consolidated Financial Statements, Seagull adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective March 31, 1995. Under SFAS No. 121, the Company recorded a non-cash impairment of gas and oil properties as a separate line item in the accompanying consolidated statement of earnings for the nine months ended September 30, 1995. All other adjustments made are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

Item 1.  FINANCIAL STATEMENTS


                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                (Dollars in Thousands Except Per-Share Amounts)
                                  (Unaudited)


                                                     Three Months Ended                         Nine Months Ended
                                                         September 30,                             September 30,
                                                ----------------------------              ----------------------------
                                                     1995            1994                      1995            1994
                                                ------------    ------------              ------------    ------------
Revenues:
  Exploration and production...............     $     47,949    $     57,104              $    152,088    $    208,222
  Pipeline and marketing...................            7,783           9,829                    26,131          29,984
  Alaska transmission and distribution.....           12,355          14,111                    66,205          69,460
                                                ------------    ------------              ------------    ------------
                                                      68,087          81,044                   244,424         307,666
Costs of Operations:
  Alaska transmission and distribution
    cost of gas sold.......................            4,779           6,559                    31,267          35,407
  Operations and maintenance...............           25,487          29,295                    82,229          88,820
  Exploration charges......................            7,733           7,178                    21,752          17,396
  Depreciation, depletion and amortization.           29,633          34,594                    96,217         110,550
  Impairment of gas and oil properties.....                -               -                    44,376               -
                                                ------------    ------------              ------------    ------------
                                                      67,632          77,626                   275,841         252,173
                                                ------------    ------------              ------------    ------------

Operating Profit (Loss)....................              455           3,418                   (31,417)         55,493

Other (Income) Expense:
  General and administrative...............            2,876           1,709                    15,377           8,754
  Interest expense.........................           13,568          14,243                    41,499          37,790
  Gain on sales of property,
    plant and equipment, net...............          (82,028)           (355)                  (82,365)           (360)
  Interest income and other................              224            (748)                     (188)         (1,016)
                                                ------------    ------------              ------------    ------------
                                                     (65,360)         14,849                   (25,677)         45,168
                                                ------------    ------------              ------------    ------------

Earnings (Loss) Before Income Taxes........           65,815         (11,431)                   (5,740)         10,325

Income Tax Expense (Benefit)...............           24,265          (5,140)                   (1,615)          1,120
                                                ------------    ------------              ------------    ------------

Net Earnings (Loss)........................     $     41,550    $     (6,291)             $     (4,125)   $      9,205
                                                ============    ============              ============    ============

Earnings (Loss) Per Share..................     $       1.13    $      (0.17)             $      (0.11)   $       0.25
                                                ============    ============              ============    ============

Weighted Average Number of Common
  Shares Outstanding.......................       36,768,095      36,908,710                36,128,123      36,933,090
                                                ============    ============              ============    ============





See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                           September 30,              December 31,
                                                                                1995                      1994
                                                                         ---------------           ---------------
 ASSETS
   Current Assets:
     Cash and cash equivalents...............................            $       12,462            $        6,432
     Accounts receivable, net................................                    74,148                   101,346
     Inventories.............................................                     5,112                     4,530
     Prepaid expenses and other..............................                     1,642                     7,055
                                                                         --------------            --------------
       Total Current Assets..................................                    93,364                   119,363

   Property, Plant and Equipment - at cost
     (successful efforts method for gas and oil properties)..                 1,590,562                 1,592,152
   Accumulated Depreciation, Depletion and Amortization......                   564,930                   467,845
                                                                         --------------            --------------
                                                                              1,025,632                 1,124,307

   Other Assets..............................................                    42,933                    55,880
                                                                         --------------            --------------

   Total Assets..............................................            $    1,161,929            $    1,299,550
                                                                         ==============            ==============

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable........................................            $       60,750            $       97,315
     Accrued expenses........................................                    24,652                    31,598
     Prepaid gas and oil sales...............................                         -                     2,732
     Current maturities of long-term debt....................                     1,564                     1,549
                                                                         --------------            --------------
       Total Current Liabilities.............................                    86,966                   133,194

   Long-Term Debt............................................                   538,490                   620,805
   Other Noncurrent Liabilities..............................                    53,937                    57,737
   Deferred Income Taxes.....................................                    39,416                    46,713

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized
      100,000,000 shares; issued 36,499,890 shares (1995)
      and 36,432,514 shares (1994)...........................                     3,650                     3,643
     Additional paid-in capital..............................                   325,920                   324,820
     Retained earnings.......................................                   119,834                   123,959
     Foreign currency translation adjustment.................                     2,182                    (2,684)
     Less - note receivable from employee stock
       ownership plan........................................                    (5,502)                   (5,502)
     Less - 308,812 shares (1995) and 326,812 shares (1994)
      of Common Stock held in Treasury, at cost..............                    (2,964)                   (3,135)
                                                                         --------------            --------------

       Total Shareholders' Equity............................                   443,120                   441,101

   Commitments and Contingencies.............................
                                                                         --------------            --------------

   Total Liabilities and Shareholders' Equity................            $    1,161,929            $    1,299,550
                                                                         ==============            ==============


   See Accompanying Notes to Unaudited Consolidated Financial Statements.

                 SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                 (Unaudited)


                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ------------------------------
                                                                                            1995             1994
                                                                                        ------------       -----------
Operating Activities:
  Net earnings (loss)..........................................                         $     (4,125)      $     9,205
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization...................                               98,624           112,763
    Impairment of gas and oil properties.......................                               44,376                 -
    Amortization of deferred financing costs...................                                2,570             3,121
    Deferred income taxes......................................                               (7,506)           (3,108)
    Dry hole expense...........................................                               11,407             9,526
    Distributions in excess of (less than) earnings
      from equity investments..................................                                 (395)            1,179
    Gain on sales of property, plant and equipment, net........                              (82,365)             (360)
    Other......................................................                                    -                90
                                                                                        ------------       -----------
                                                                                              62,586           132,416
    Changes in operating assets and
     liabilities, net of acquisitions:
      Decrease in accounts receivable..........................                               26,705            31,724
      Decrease in inventories, prepaid expenses and other......                                7,911             4,795
      Decrease in accounts payable.............................                              (35,939)          (13,356)
      Decrease in prepaid gas and oil sales....................                               (2,732)           (5,925)
      Decrease in accrued expenses and other...................                              (10,178)          (11,509)
                                                                                        ------------       -----------

         Net Cash Provided By Operating Activities.............                               48,353           138,145

Investing Activities:
  Capital expenditures.........................................                              (57,208)          (96,980)
  Acquisitions, net of cash acquired...........................                                    -          (195,128)
  Proceeds from sales of property, plant and equipment.........                              102,865               542
                                                                                        ------------       -----------

         Net Cash Provided By (Used In) Investing Activities...                               45,657          (291,566)

Financing Activities:
  Proceeds from revolving lines of credit and other borrowings.                              550,296           688,306
  Principal payments on revolving lines of credit and
   other borrowings............................................                             (683,569)         (531,731)
  Proceeds from monetary production payment....................                               46,242                 -
  Fees paid to acquire financing...............................                                 (125)              (13)
  Proceeds from sales of common stock..........................                                  764               328
  Other........................................................                               (1,368)             (315)
                                                                                        ------------       -----------

         Net Cash Provided by (Used in) Financing Activities...                              (87,760)          156,575

Effect of Exchange Rate Changes on Cash........................                                 (220)               97
                                                                                        ------------       -----------

         Increase In Cash And Cash Equivalents.................                                6,030             3,251

Cash And Cash Equivalents At Beginning Of Period...............                                6,432             5,572
                                                                                        ------------       -----------

Cash And Cash Equivalents At End Of Period.....................                         $     12,462       $     8,823
                                                                                        ============       ===========



See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Disclosures of Cash Flow Information.

------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
 Cash paid during the period for:                                     1995              1994
                                                                 -------------------------------
     Interest, net of amount capitalized ....................         $46,436         $38,491

     Income taxes............................................         $   833         $ 1,269
------------------------------------------------------------------------------------------------


Gas and Oil Properties.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This SFAS requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flow (undiscounted) of the asset. Under SFAS No. 121, the Company reviewed the impairment of gas and oil properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of gas and oil reserves over the economic lives of the reserves. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million.

         Prior to March 31, 1995, the Company determined the impairment of proved gas and oil properties on a world-wide basis. Using the world-wide basis, if the net capitalized costs exceeded the estimated future undiscounted after-tax net cash flows from proved gas and oil reserves using period-end pricing, such excess costs would be charged to expense.

Earnings Per Share.

         The weighted average number of common shares outstanding used in the computation of earnings per share for the three months ended September 30, 1995 and 1994 and nine months ended September 30, 1994 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of loss per share for the nine months ended September 30, 1995 and has therefore not been included in the weighted average number of common shares outstanding.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Changes in Financial Presentation.

         Certain reclassifications have been made in the 1994 financial statements to conform to the presentation used in 1995.

NOTE 2.  DISPOSITION OF ASSETS

         On September 25, 1995, the Company and three other sellers completed the sale of their disparate interests in 19 natural gas gathering systems and a gas processing plant. The purchaser, a subsidiary of Tejas Power Corporation, paid Seagull and the other sellers $154.8 million in cash for the assets. The Company's share of gross proceeds was approximately $100 million. Net proceeds after payment of approximately $3 million in transaction costs were used to lower the Company's borrowings under its U.S. revolving credit facility (the "U.S. Credit Agreement"). From its share of the proceeds, Seagull realized a one-time, pre-tax gain of approximately $82 million recorded in the third quarter. For the three and nine months ended September 30, 1995, the pipeline assets disposed of (the "Pipeline Assets") contributed $2.1 million and $6.2 million, respectively, to the operating profit of the pipeline and marketing segment.

         In September 1995, the Company sold Section 29 tax credit-bearing gas properties to an investment group which includes a Seagull subsidiary and two financial investors. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected in long-term debt on the balance sheet. Net of transaction costs, the proceeds from the sale of approximately $46.3 million in cash were used to pay down the Company's borrowings under the U.S. Credit Agreement.

NOTE 3.  WORKFORCE REDUCTION AND CONSOLIDATION

         In April 1995, the Company announced plans to reduce its workforce and consolidate operations into a smaller number of locations. Company-wide, approximately 90 of about 770 positions were eliminated in the combined workforce reduction and consolidation. The eliminated positions primarily represent technical and administrative positions in two regional offices. During the quarter ended June 30, 1995, the Company recorded one-time pre-tax charges, included in general and administrative expense, of $8 million to account for the expenses involved in the workforce reduction and consolidation. Furthermore, the sale of the Pipeline Assets resulted in the elimination of approximately 35 primarily field positions.

NOTE 4.  LONG-TERM DEBT

Revolving Credit Facilities.

         Under a provision included in the U.S. Credit Agreement, the amount of senior indebtedness available to the Company is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's exploration and production segment and the

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4.  LONG-TERM DEBT, continued

financial performance of the Company's other business segments. The Borrowing Base is generally determined annually but may be redetermined one additional time each year, at the option of either Seagull or the banks, and upon the sale of certain assets included in the Borrowing Base. As a result of the sale of the Pipeline Assets and Section 29 tax credit-bearing gas properties, the available Borrowing Base decreased by approximately $75 million to $500 million. In June 1995, the Company requested the maximum commitment under the U.S. Credit Agreement be reduced from $725 million to $650 million. Under the terms of the U.S. Credit Agreement, the maximum commitment reduces in equal quarterly amounts of $45 million commencing on March 31, 1997, with a final reduction of $20 million on September 30, 2000.

         In June 1995, the Company requested the maximum commitment under its Canadian revolving credit facility (the "Canadian Credit Agreement") be reduced from $175 million to $100 million. Under the terms of the Canadian Credit Agreement, the maximum commitment reduces in equal quarterly installments of approximately $10.9 million commencing on March 31, 1997, with a final reduction of $1.6 million on June 30, 1999.

Interest Rate Swap Agreements.

         The Company enters into interest rate swaps to manage the impact of changes in interest rates. During the nine months ended September 30, 1995, the following interest rate swap agreements were in effect:

---------------------------------------------------------------------------------
                                                            Interest Rate
  Notional        Effective        Maturity       -------------------------------
   Amount            Date            Date            Receive               Pay
 -----------     ------------    ------------     ------------         ----------
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


                             RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS

--------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)

                                               Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                            -----------------------      Percent    ----------------------      Percent
                                               1995          1994        Change       1995          1994        Change
                                            ------------------------------------------------------------------------------
 Revenues:

   Exploration and production ............   $ 47,949       $57,104      -   16     $152,088      $208,222      -  27

   Pipeline and marketing ................      7,783         9,829      -   21       26,131        29,984      -  13

   Alaska transmission and distribution ..     12,355        14,111      -   12       66,205        69,460      -   5
--------------------------------------------------------------------------------------------------------------------------
                                             $ 68,087       $81,044      -   16     $244,424      $307,666      -  21
==========================================================================================================================

 Operating Profit (Loss):

   Exploration and production ............   $(3,053)       $    78      -4,014     $(53,763)     $ 33,709       -259

   Pipeline and marketing ................      2,601         2,800      -    7        8,511         9,663       - 12

   Alaska transmission and distribution...        907           540      +   68       13,835        12,121       + 14
--------------------------------------------------------------------------------------------------------------------------
                                             $    455       $ 3,418      -   87     $(31,417)     $ 55,493       -157
==========================================================================================================================


 Net Earnings (Loss) .....................   $ 41,550       $(6,291)     +  760     $ (4,125)     $  9,205       -145

 Earnings (Loss) Per Share ...............   $   1.13       $ (0.17)     +  765     $  (0.11)     $   0.25       -144

 Net Cash Provided by Operating
   Activities Before Changes in Operating
   Assets   and Liabilities ..............   $ 15,767       $28,725      -   45     $ 62,586      $132,416       - 53

 Net Cash Provided by Operating
   Activities ............................   $ 12,123       $45,357      -   73     $ 48,353      $138,145       - 65

 Weighted Average Number of Common
 Shares Outstanding (in thousands) .......     36,768        36,909           -      36 ,128        36,933       -  2
==========================================================================================================================


         The decrease in net earnings for the nine months ended September 30, 1995 was due to the decrease in operating profit and increases in general and administrative ("G&A") expense and interest expense, which were partially offset by the pre-tax gain on sale of certain pipeline assets (the "Pipeline Assets") of $82 million and the decrease in income taxes. The increase in net earnings for the 1995 third quarter was due to the pre-tax gain on sale of the Pipeline Assets of $82 million partially offset by a decrease in operating profit and an increase in income taxes.

            ITEM 2.   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS
                                 (UNAUDITED)

CONSOLIDATED HIGHLIGHTS, CONTINUED

Revenues and operating profit are discussed in the respective segment sections. The pre-tax gain on the sale of the Pipeline Assets is discussed in the "Pipeline and Marketing" section, G&A expense and interest expense are discussed under the "Other (Income) Expense" section, and income taxes are discussed under the "Income Tax" section.

         Net cash provided by operating activities before and after changes in operating assets and liabilities decreased for the three and nine month periods of 1995 versus 1994 primarily due to decreases in exploration and production ("E&P") revenues which are due to decreases in natural gas prices coupled with lower natural gas production. In addition, net cash provided by operating activities before and after changes in operating assets and liabilities for the nine month period of 1995 was lower due to one-time pre-tax charges, included in general and administrative expense, of $8 million to account for the expenses involved in the workforce reduction and consolidation recorded during the second quarter.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


EXPLORATION AND PRODUCTION


-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)

                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                          September 30,
                                          --------------------------   Percent    -------------------------    Percent
                                               1995        1994        Change        1995         1994          Change
                                          -------------------------------------------------------------------------------
 Revenues:

   Natural Gas..........................     $41,754      $50,875       -   18      $134,512     $188,898        - 29

   Oil and Condensate...................       4,821        5,866       -   18        15,287       17,703        - 14

   Natural Gas Liquids..................         688          812       -   15         2,109        2,119           -

   Other................................         686         (449)      +  253           180         (498)       +136
-------------------------------------------------------------------------------------------------------------------------
                                              47,949       57,104       -   16       152,088      208,222        - 27


 Lifting Costs..........................      14,414       15,515       -    7        43,937       47,136        -  7

 General Operating Expense..............       1,512        2,850       -   47         7,162        8,890        - 19

 Exploration Charges....................       7,734        7,178       +    8        21,753       17,396        + 25

 Depreciation, Depletion and
   Amortization.........................      27,342       31,483       -   13        88,623      101,091        - 12


 Impairment of Gas and Oil Properties              -            -            -        44,376            -          NA
-------------------------------------------------------------------------------------------------------------------------
 Operating Profit (Loss)................     $(3,053)     $    78       -4,014      $(53,763)    $ 33,709        -259
=========================================================================================================================

 OPERATING DATA:

 Net Daily Production (1):

   Natural Gas (MMcf)...................       308.4        330.2       -    7        333.6         360.1        -  7

   Oil and Condensate (Bbl).............       3,304        3,869       -   15        3,377         4,265        - 21

   Natural Gas Liquids (Bbl)............       1,092          987       +   11          890           898        -  1

   Combined (MMcfe) (2).................       334.8        359.4       -    7        359.2         391.1        -  8


 Average Sales Prices:

   Natural Gas ($ per Mcf)...............       1.47         1.67       -   12         1.48          1.92        - 23

   Oil and Condensate ($ per Bbl)........      15.85        16.48       -    4        16.58         15.20        +  9

   Natural Gas Liquids ($ per Bbl).......       6.86         8.94       -   23         8.68          8.64           -

   Combined ($ per Mcfe) (2).............       1.56         1.72       -    9         1.55          1.95        - 21


 Lifting Costs ($ per Mcfe):

   Lease Operating.......................       0.29         0.28       +    4         0.27          0.25        +  8

   Workovers.............................       0.01         0.02       -   50         0.02          0.02           -

   Production Taxes......................       0.05         0.06       -   17         0.05          0.07        - 29

   Transportation........................       0.09         0.08       +   13         0.08          0.08           -

   Ad Valorem Taxes......................       0.03         0.03            -         0.03          0.02        + 50

   Total.................................       0.47         0.47            -         0.45          0.44        +  2

 DD&A Rate ($ per Mcfe)..................       0.89         0.95       -    6         0.90          0.95        -  5
=========================================================================================================================


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

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

EXPLORATION AND PRODUCTION, CONTINUED


         The decrease in operating profit of the E&P segment for the nine months ended September 30, 1995 as compared to the 1994 period was primarily due to a 27% decrease in the Company's revenues coupled with an increase in exploration charges partially offset by decreased depreciation, depletion and amortization ("DD&A") expense, lifting costs and general operating expense. In addition, the nine month period of 1995 was lower due to a non-cash charge for impairment of gas and oil properties. The decrease in operating profit for the 1995 third quarter as compared to the 1994 period was primarily due to a 16% decrease in revenues, partially offset by decreased DD&A, general operating expense and lifting costs.

         The decrease in revenues for the three and nine months ended September 30, 1995 as compared to 1994 was primarily the result of decreases in the Company's average realized price of natural gas of 12% and 23%, respectively, due to several factors beyond the control of the Company (warm weather, new gas supply, utilization of competitive fuels, low demand for storage refills, etc.). Additionally, because of the lower natural gas prices, the Company voluntarily curtailed production throughout each of the first nine months of 1995, versus only June, August and September in 1994. In addition, production decreased as a result of lower deliverability during 1995 due to the natural production declines of the reserves and substantially less development capital expenditures being spent to maintain deliverability. However, sustainable gas deliverability should reach nearly 370 MMcfd by the end of 1995 as five new offshore platforms are connected and begin flowing during the fourth quarter.

         Lifting costs decreased for the three and nine months ended September 30, 1995 as a result of the lower production. While the overall amount of lifting costs decreased, lifting costs per equivalent unit of production increased slightly due to the element of fixed costs included in total lifting costs.

         General operating expense was lower for the three and nine months ended September 30, 1995 in comparison to the 1994 periods as a result of the workforce reduction and consolidation implemented by the Company during the second quarter of 1995. Estimated annual savings from the Company's workforce reduction and consolidation are expected to total approximately $8 million and will be reflected in lower general operating and G&A expenses.

         Exploration charges increased for the nine months ended September 30, 1995 due to a significant increase in seismic and dry hole costs during the first quarter of 1995. The increase in seismic costs is primarily due to an increase in 3-D seismic surveys on offshore exploratory blocks. Eight of twenty exploratory wells drilled were successful, two wells were being completed and four wells were drilling or being evaluated as of early November 1995 in comparison to four successes out of fourteen exploratory wells drilled for the 1994 period.

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


million. As a result of the impairment and a change in the mix of properties being produced, the Company's average DD&A rate per equivalent unit of production decreased from $0.96 per Mcfe for the first quarter of 1995 to $0.89 per Mcfe for the third quarter of 1995. DD&A expense for the three and nine months ended September 30, 1995 decreased as compared to the 1994 periods due to the lower average DD&A rate per equivalent unit of production and the 7% to 8% decrease in total production.

         If natural gas prices remain at their current level, E&P operating results will be substantially lower in 1995 versus the prior year. As in the past, the Company will curtail production whenever prices are deemed to be below acceptable levels. As E&P operating profit represented nearly one-half of the Company's total operating profit for the year ended December 31, 1994, a substantial decrease in E&P operating results will have a significant impact on the Company's total operating results. The Company's operating profit from pipeline and marketing is expected to decrease in 1995 from the year ended December 31, 1994 due to the sale of the Pipeline Assets (see "Pipeline and Marketing" section below). Operating profit for the Alaska transmission and distribution segment is not expected to change significantly in 1995 from that of 1994. The Company expects its interest costs to increase slightly in 1995 due to the effect of higher interest rates for the entire year, partially offset by a decrease in the overall level of debt due to the sale of certain pipeline assets and Section 29 tax credit-bearing gas properties.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

PIPELINE AND MARKETING

-------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                          September 30,
                                          --------------------------   Percent    -------------------------    Percent
                                               1995        1994        Change        1995         1994          Change
                                          -------------------------------------------------------------------------------
OPERATING PROFIT:

   Pipelines (*).........................    $1,933       $1,695        +14         $5,468       $5,066         +  8

   Marketing and Supply..................       216          364        -41          1,172        3,313         - 65

   Gas Processing (*)....................       370          529        -30          1,216          307         +296

   Operating and Construction
     Services............................        82          212        -61            655          977         - 33
-------------------------------------------------------------------------------------------------------------------------
                                             $2,601       $2,800        - 7         $8,511       $9,663         - 12
=========================================================================================================================

 Average Daily Volumes (MMcf):

   Gas Gathering.........................       200          287        -30            214          283         - 24

   Partnership Systems (net).............       104          111        - 6            106          112         -  5

   Marketing and Supply..................       534          528        + 1            535          563         -  5


 Gas Processing:

   Average Daily Inlet Volumes (MMcf)....       255          274        - 7           238           279         - 15

   Average Daily Net Production (Bbl)....     2,982        4,709        -37         3,926         3,892         +  1
=========================================================================================================================


(*) On September 25, 1995, the Company sold substantially all of its pipelines and gas processing assets.

         On September 25, 1995, the Company and three other sellers completed the sale of their disparate interests in 19 natural gas gathering systems and a gas processing plant. The purchaser, a subsidiary of Tejas Power Corporation, paid Seagull and the other sellers $154.8 million in cash for the assets. The Company's share of gross proceeds was approximately $100 million. Net proceeds after payment of approximately $3 million in transaction costs were used to lower the Company's borrowings under its U.S. revolving credit facility (the "U.S. Credit Agreement"). From its share of the proceeds, Seagull realized a one-time, pre-tax gain of approximately $82 million recorded in the third quarter. For the three and nine months ended September 30, 1995, the Pipeline Assets contributed $2.1 million and $6.2 million, respectively, to the operating profit of the pipeline and marketing segment.

         In the pipeline and marketing segment, operating profit for the nine months ended September 30, 1995 declined in comparison to the 1994 period due primarily to declines in the marketing and supply area which more than offset improvements in the pipelines and gas processing areas.

         The improvements in operating profit for the pipelines area for both the three and nine months ended September 30, 1995 in comparison to the prior year were primarily due to decreases in DD&A. In accordance with SFAS No. 121, the Company ceased depreciating the Pipeline Assets at the time of the announcement in April 1995 of the Company's intention to sell those assets.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

PIPELINE AND MARKETING, CONTINUED

         Operating profit in the marketing and supply area declined for the three and nine months ended September 30, 1995 in comparison to the prior year primarily due to significant decreases in the margins received on third party marketing sales and on the marketing fees received from the sale of gas produced by the E&P segment due to lower gas prices and production.

         In the gas processing area, operating profit improved for the nine months ended September 30, 1995 in comparison to the prior year due to decreases in the cost of gas processed and decreases in DD&A. In accordance with SFAS No. 121, the Company ceased depreciating the gas processing plant sold at the time of the announcement in April 1995 of the Company's intention to sell this asset.

         For the nine months ended September 30, 1994, operating profit for the operating and construction area included profit related to a gas pipeline construction project the Company completed in the first quarter of 1994. The Company recognized additional operating profit of $250,000 during the nine months ended September 30, 1995 when the warranty period for this project expired. In June 1995, Seagull was engaged to build an approximately 114 mile onshore pipeline. The Company expects to begin recognizing profit on this project during the fourth quarter of 1995. The project is expected to be completed in late 1996.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)


ALASKA TRANSMISSION AND DISTRIBUTION

----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                             --------------------------   Percent    -------------------------    Percent
                                                  1995        1994        Change        1995         1994          Change
                                             -------------------------------------------------------------------------------
 Revenues...................................    $12,355      $14,111        -12        $66,205       $69,460        - 5

 Cost of Gas Sold...........................      4,779        6,559        -27         31,267        35,407        -12

 Operations and Maintenance Expense.........      4,674        5,093        - 8         15,166        16,114        - 6

 Depreciation, Depletion and Amortization...      1,995        1,919        + 4          5,937         5,818        + 2
----------------------------------------------------------------------------------------------------------------------------
 Operating Profit...........................    $   907      $   540        +68        $13,835       $12,121        +14
============================================================================================================================

 OPERATING DATA:

 Degree Days (1)............................        732          851        -14          6,417         6,313        + 2

 Volumes (Bcf) (2):

   Gas Sold.................................       2.7           3.8        -29           17.7          20.4        -13

   Gas Transported..........................       5.5           4.3        +28           13.2           9.7        +36

   Combined.................................       8.2           8.1        + 1           30.9          30.1        + 3

 Margins ($ per Mcf):

   Gas Sold.................................      2.03          1.64        +24           1.67          1.51        +11

   Gas Transported..........................      0.38          0.31        +23           0.40          0.34        +18

   Combined.................................      0.93          0.93          -           1.13          1.13          -

 Customers (end of period)..................    91,174        89,285        + 2         91,174        89,285        + 2
============================================================================================================================


 (1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.
 (2)     Bcf represents one billion cubic feet.

         Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the three and nine month periods ended September 30, 1995 improved from the 1994 periods primarily as a result of slightly higher volumes coupled with lower operations and maintenance expense.

         In the first quarter of 1995, two large utility customers that previously purchased gas from ENSTAR Alaska began purchasing gas directly from gas producers. However, ENSTAR Alaska has been approved by the Alaska Public Utilities Commission to transport the customers' gas supplies for a fee that is comparable to the margin (revenues net of the associated cost of gas sold) it previously earned. Accordingly, overall operating profit for the Alaska transmission and distribution segment was basically unaffected by this change.

         This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)



OTHER (INCOME) EXPENSE

----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                             --------------------------   Percent    -------------------------    Percent
                                                  1995        1994        Change        1995         1994          Change
                                             -------------------------------------------------------------------------------
 General and Administrative                    $  2,876     $ 1,709      +    68      $15,377     $ 8,754       +    76

 Interest Expense                                13,568      14,243      -     5       41,499      37,790       +    10

 Gains on Sale of Property, Plant and
   Equipment, net                               (82,028)       (355)     +23,006      (82,365)       (360)      +22,779

 Interest Income and Other                          224        (748)     -   130         (188)     (1,016)      -    81
----------------------------------------------------------------------------------------------------------------------------
                                               $(65,360)    $14,849      -   540     $(25,677)    $45,168       -   157
============================================================================================================================

         G&A expenses increased for the nine months ended September 30, 1995 in comparison to 1994 primarily due to one-time pre-tax charges of $8 million to account for expenses involved in the Company's workforce reduction and consolidation and increases in costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock, partially offset by declines in the costs relating to potential acquisitions which were not consummated and accrued incentive compensation expense. The closing price of Seagull Common Stock increased 6% for the nine months ended September 30, 1995 from $19.125 at December 31, 1994 to $20.25 on September 30, 1995, compared to a 8% decrease in the 1994 period. G&A expenses increased for the three months ended September 30, 1995 in comparison to 1994 primarily due to costs associated with the three compensation plans discussed above. The closing price of Seagull Common Stock increased 23% in the third quarter of 1995 from $16.50 at June 30, 1995 to $20.25 on September 30, 1995 compared to a 10% decrease in the 1994 period. Lower operations and maintenance expenses and G&A expenses resulting from the Company's workforce reduction and consolidation are expected to total approximately $8 million annually.

         Increases in interest expense for the nine months ended September 30, 1995 over 1994 were a result of an increase in the overall level of interest rates since the 1994 period. The average interest rates on the Company's U.S. Credit Agreement were 6.8% and 5.0% for the nine months ended September 30, 1995 and 1994, respectively.

         The decrease in interest expense for the third quarter of 1995 as compared to 1994 is primarily due to a lower average debt balance outstanding under the Company's Canadian revolving credit facility (the "Canadian Credit Agreement") partially offset by an increase in specific interest rates since the 1994 period. While the payment of the Canadian Credit Agreement was funded through additional borrowings under the U.S. Credit Agreement, the average interest rate for the U.S. Credit Agreement was significantly lower than the average interest rate for the Canadian Credit Agreement.

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

OTHER (INCOME) EXPENSE, CONTINUED

         Approximately 55% to 65% of the Company's long-term debt bears interest at various fixed rates through the end of 1996. The remainder of the outstanding debt bears interest at various market sensitive interest rates.

         As proceeds from the sale of the Pipeline Assets and the Section 29 tax credit-bearing properties were used to pay down the Company's borrowings under the U.S. Credit Agreement, the Company's expects its interest costs to decrease substantially for the three months ended December 31, 1995 and the year ended December 31, 1996.

         The increase in the gain on sale of property, plant and equipment for both the three and nine month periods ended September 30, 1995 as compared to the 1994 periods is primarily due to the $82 million pre-tax gain on sale of the Pipeline Assets recorded in the third quarter.


INCOME TAXES

         The decrease in income taxes for the nine months ended September 30, 1995 was primarily a result of the decrease in earnings before income taxes for the period. The increase in income taxes for the three months ended September 30, 1995 was primarily a result of the increase in earnings before income taxes for the periods.


                        LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES

----------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                             --------------------------   Percent    -------------------------    Percent
                                                  1995        1994        Change        1995         1994          Change
                                             -------------------------------------------------------------------------------
 Exploration and Production:

   Lease acquisitions                           $ 3,207     $ 2,887         +11       $ 5,430      $10,283        -47

   Exploration costs                              5,854      10,249         -43        21,515       18,069        +19

   Development costs                             10,800      22,951         -53        24,283       58,411        -58
----------------------------------------------------------------------------------------------------------------------------
                                                 19,861      36,087         -45        51,228       86,763        -41
============================================================================================================================

 Pipeline and Marketing                               -         313          NA           137          901        -85

 Alaska Transmission and Distribution             2,178       2,438         -11         4,992        5,602        -11

 Corporate                                          378         877         -57           851        3,714        -77
----------------------------------------------------------------------------------------------------------------------------
                                                $22,417     $39,715         -44       $57,208      $96,980        -41
============================================================================================================================

         Current plans for 1995 call for capital expenditures of approximately $100 million, including about $90 million in exploration and production, of which about $40 million is

              ITEM 2.  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

exploration. Since the Company funds capital expenditures from internally generated funds, the Company will reduce or increase capital expenditures as economic conditions dictate.

         Under provisions in the U.S. Credit Agreement the Company, at its option, may request a reduction in the maximum commitment. In June 1995, the Company requested the maximum commitment under the U.S. Credit Agreement be reduced from $725 million to $650 million. The maximum commitment under the U.S. Credit Agreement reduces in equal quarterly amounts of $45 million commencing on March 31, 1997, with a final reduction of $20 million on September 30, 2000. Under provisions included in the U.S. Credit Agreement, the amount of senior indebtedness available to the Company is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually but may be redetermined one additional time each year, at the option of either Seagull or the banks, and upon the sale of certain assets included in the Borrowing Base. The sale of the Pipeline Assets and Section 29 tax credit-bearing gas properties reduced the available Borrowing Base under the U.S. Credit Agreement by approximately $75 million to $500 million.

         As of November 7, 1995, borrowings outstanding under the U.S. Credit Agreement were $89.0 million, leaving immediately available unused commitments of approximately $206.2 million, net of outstanding letters of credit of $2.9 million, $100.0 million of borrowings outstanding under the Company's senior notes, the nominated borrowing availability of $95.0 million under the Canadian Credit Agreement and $6.9 million of borrowings outstanding under Seagull's money market facilities.

         In September 1995, the Company sold its Section 29 tax credit-bearing gas properties to an investment group which includes a Seagull subsidiary and two financial investors. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected in long-term debt on the balance sheet. Net of transaction costs, the proceeds from the sale of approximately $46.3 million in cash were used to pay down the Company's borrowings under the U.S. Credit Agreement.

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

         On November 7, 1995, Seagull filed a shelf registration statement with the Securities and Exchange Commission to issue up to $300 million in one or more forms of securities. The shelf registration statement provides for the issuance of debt securities, depositary shares, preferred stock, common stock or securities warrants from time to time in the future. No securities have yet been issued pursuant to the registration statement and the Company has no current plans to issue the securities pursuant to the registration statement. Seagull believes the shelf registration statement provides the Company with the ability, should the appropriate situation arise, to promptly and efficiently pursue a more aggressive capital spending program or other promising growth opportunities.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

* 10.1 Trust Agreement dated as of September 1, 1995 for the Seagull Series 1995 Trust.

* 10.2 Guaranty by Seagull Energy Corporation in favor of the Seagull Series 1995 Trust.

*#10.3    Severance Agreement between Seagull Energy Corporation and Barry J.
          Galt.

*#10.4 Seagull Employee Stock Ownership Plan (the "Plan") as amended, including First through Fourth Amendments thereto (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993; the Fifth and Sixth Amendments are incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and the Seventh Amendment is filed herewith).

*27.1     Financial Data Schedule.

(b)       Reports on Form 8-K:

          There were no Reports on Form 8-K filed during the three months ended September 30, 1995.





_______________
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEAGULL ENERGY CORPORATION



                                       By:   /s/ Robert W. Shower
                                             -----------------------------------
                                             Robert W. Shower, Executive Vice
                                             President and Chief Financial
                                             Officer (Principal Financial
                                             Officer)

                                       Date:  November 13, 1995
                                             -----------------------------------





                                       By:   /s/ Rodney W. Bridges
                                             -----------------------------------
                                             Rodney W. Bridges, Vice President
                                             and Controller (Principal
                                             Accounting Officer)


                                       Date:  November 13, 1995
                                             -----------------------------------

                                EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
------          -----------
*10.1           Trust Agreement dated as of September 1, 1995 for the Seagull
                Series 1995 Trust.

*10.2           Guaranty by Seagull Energy Corporation in favor of the Seagull
                Series 1995 Trust.

*#10.3          Severance Agreement between Seagull Energy Corporation and
                Barry J. Galt.

* 10.4          Seagull Employee Stock Ownership Plan (the "Plan") as amended, including First through
                Fourth Amendments thereto (incorporated by reference to Exhibit 10.9 to the Quarterly
                Report on Form 10-Q for the quarterly period ended June 30, 1993; the Fifth and Sixth
                Amendments are incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 and the Seventh Amendment is filed herewith).

*27.1           Financial Data Schedule.





_______________
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.