Form 10-Q
period 1996-03-31
SEAGULL ENERGY CORP
filed 1996-05-13
CIK 320321

SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -------
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               ------------------------------------------------

                                       OR

- -------        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________________

Commission file number
1-8094

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      CLASS                                 OUTSTANDING AT MAY 7, 1996
      -----                                -----------------------------
 Common Stock, $.10 par value                         36,454,366

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                      PAGE
                                                                     NUMBER
PART I.  FINANCIAL INFORMATION
- ------------------------------


Presentation of Financial Information ......................           3

Consolidated Statements of Earnings - Three Months
Ended March 31, 1996 and 1995 (Unaudited) ..................           4

Consolidated Balance Sheets - March 31, 1996
and December 31, 1995 (Unaudited) ..........................           5

Consolidated Statements of Cash Flows - Three Months
Ended March 31, 1996 and 1995 (Unaudited) ..................           6

Notes to Consolidated Financial Statements (Unaudited) .....           7

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Unaudited) ............           8

PART II. OTHER INFORMATION .................................          16
- --------------------------

SIGNATURES .................................................          17
- ----------

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

PRESENTATION OF FINANCIAL INFORMATION

         In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. As discussed in Note 1 to the Company's Consolidated Financial Statements, Seagull adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective March 31, 1995. Under SFAS No. 121, the Company recorded a non-cash impairment of gas and oil properties as a separate line item in the accompanying unaudited consolidated statement of earnings for the three months ended March 31, 1995. All other adjustments made are of a normal, recurring nature. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

         The  financial   information   presented   herein  should  be  read  in
conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Item 2 of this document includes "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause the actual results to differ materially from the Company's expectations are disclosed in conjunction with the forward looking statements included herein ("Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                       CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                               Three Months Ended
                                                                   March 31,
                                                             ----------------------
                                                               1996         1995
                                                             ---------    ---------

Revenues:
  Gas and oil operations .................................   $  75,217    $  58,560
  Alaska transmission and distribution ...................      35,430       36,290
                                                             ---------    ---------
                                                               110,647       94,850
Costs of Operations:

  Alaska transmission and distribution cost of gas sold ..      16,200       18,565
  Operations and maintenance .............................      25,052       28,928
  Exploration charges ....................................       4,166        9,882
  Depreciation, depletion and amortization ...............      31,264       34,811
  Impairment of gas and oil properties ...................        --         44,376
                                                             ---------    ---------
                                                                76,682      136,562
                                                             ---------    ---------

Operating Profit (Loss) ..................................      33,965      (41,712)
Other (Income) Expense:
  General and administrative .............................       3,356        2,654
  Interest expense .......................................      11,431       13,997
  Interest income and other ..............................        (508)        (563)
                                                             ---------    ---------
                                                                14,279       16,088
                                                             ---------    ---------

Earnings (Loss) Before Income Taxes ......................      19,686      (57,800)

Income Tax Expense (Benefit) .............................       4,840      (19,250)
                                                             ---------    ---------

Net Earnings (Loss) ......................................   $  14,846    $ (38,550)
                                                             =========    =========

Earnings (Loss) Per Share ................................   $    0.40    $   (1.07)
                                                             =========    =========

Weighted Average Number of Common Shares
  Outstanding (in thousands) .............................      36,922       36,106
                                                             =========    =========





See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                    MARCH 31,    December 31,
                                                                     1996           1995
                                                                  -----------    -----------
   ASSETS
     Current Assets:
       Cash and cash equivalents ..............................   $    20,922    $    11,205
       Accounts receivable, net ...............................       126,807        119,898
       Inventories ............................................         5,258          4,947
       Prepaid expenses and other .............................        11,242         11,331
                                                                  -----------    -----------
         Total Current Assets .................................       164,229        147,381

     Property, Plant and Equipment - at cost
      (successful efforts method for gas and oil properties) ..     1,594,174      1,581,002
     Accumulated Depreciation, Depletion and Amortization .....       600,754        569,587
                                                                  -----------    -----------
                                                                      993,420      1,011,415

     Other Assets .............................................        39,987         40,000
                                                                  -----------    -----------

     Total Assets .............................................   $ 1,197,636    $ 1,198,796
                                                                  ===========    ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities:
       Accounts payable .......................................   $    84,975    $    83,111
       Accrued expenses .......................................        23,624         33,080
       Current maturities of long-term debt ...................         1,214          1,214
                                                                  -----------    -----------
         Total Current Liabilities ............................       109,813        117,405

     Long-Term Debt ...........................................       530,285        545,343
     Other Noncurrent Liabilities .............................        52,428         52,276
     Deferred Income Taxes ....................................        40,572         36,104

     Shareholders' Equity:
       Common Stock, $.10 par value; authorized
        100,000,000 shares; issued 36,704,678 shares (1996)
        and 36,561,290 shares (1995) ..........................         3,670          3,656
       Additional paid-in capital .............................       328,632        326,918
       Retained earnings ......................................       139,437        124,591
       Foreign currency translation adjustment ................           685            389
       Less - note receivable from employee stock
        ownership plan ........................................        (4,922)        (4,922)
       Less - 308,812 shares of Common Stock
        held in Treasury, at cost .............................        (2,964)        (2,964)
                                                                  -----------    -----------

         Total Shareholders' Equity ...........................       464,538        447,668

     Commitments and Contingencies ............................
                                                                  -----------    -----------

     Total Liabilities and Shareholders' Equity ...............   $ 1,197,636    $ 1,198,796
                                                                  ===========    ===========


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                    --------------------
                                                                      1996       1995
                                                                    ---------  ---------
OPERATING ACTIVITIES:
  Net earnings (loss) ...........................................   $  14,846    $ (38,550)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization ....................      32,011       35,655
    Impairment of gas and oil properties ........................        --         44,376
    Amortization of deferred financing costs ....................         876          852
    Deferred income taxes .......................................       4,408      (19,497)
    Dry hole expense ............................................         474        4,935
    Other .......................................................        (402)        (205)
                                                                    ---------    ---------
                                                                       52,213       27,566
    Changes in operating assets and liabilities, net of acquisitions:
      Decrease (Increase) in accounts receivable ................      (6,874)      25,342
      Increase in inventories, prepaid
       expenses and other .......................................        (922)      (2,922)
      Increase (Decrease) in accounts payable ...................       1,588       (7,490)
      Decrease in prepaid gas and oil sales .....................        --         (1,366)
      Decrease in accrued expenses and other ....................      (7,150)      (8,349)
                                                                    ---------    ---------

         Net Cash Provided By Operating Activities ..............      38,855       32,781

INVESTING ACTIVITIES:
  Capital expenditures ..........................................     (13,504)     (19,298)
  Acquisitions, net of cash acquired ............................        (877)        --
  Proceeds from sales of property, plant and equipment ..........         804          153
                                                                    ---------    ---------

         Net Cash Used In Investing Activities ..................     (13,577)     (19,145)

FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit and other borrowings ..      86,450      180,683
  Principal payments on revolving lines of credit and
   other borrowings .............................................    (100,027)    (186,957)
  Principal payments on monetary production payment liability ...      (1,697)        --
  Fees paid to acquire financing ................................        (109)        (125)
  Proceeds from sales of common stock ...........................       1,605         --
  Other .........................................................      (1,793)      (1,426)
                                                                    ---------    ---------

         Net Cash Used in Financing Activities ..................     (15,571)      (7,825)

Effect of Exchange Rate Changes on Cash .........................          10       (1,104)
                                                                    ---------    ---------

         Increase In Cash And Cash Equivalents ..................       9,717        4,707

Cash And Cash Equivalents At Beginning Of Period ................      11,205        6,432
                                                                    ---------    ---------

Cash And Cash Equivalents At End Of Period ......................   $  20,922    $  11,139
                                                                    =========    =========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Supplemental Disclosures of Cash Flow Information.
- ------------------------------------------------------------
(Dollars in Thousands)
                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           1996       1995
                                          -------   --------
Cash paid during the period for:
  Interest, net of amount capitalized..   $17,054   $19,559
  Income taxes ........................   $ 2,381   $    88
- ------------------------------------------------------------

Gas And Oil Properties.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flow (undiscounted) of the asset. Under SFAS No. 121, the Company reviewed the impairment of gas and oil properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of gas and oil reserves over the economic lives of the reserves. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million.

Earnings Per Share.

         The weighted average number of common shares outstanding for the computation of earnings per share for the quarter ended March 31, 1996 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of earnings per share for the quarter ended March 31, 1995 and has therefore not been included in the weighted average number of common shares outstanding.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

         The Company is a party to ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

                                     GENERAL


     The following discussion is intended to assist in an understanding of the Company's financial position, results of operations and cash flows for each of the quarters ended March 31, 1996 and 1995. The Company's accompanying unaudited consolidated financial statements and the notes thereto contain detailed information that should be referred to in conjunction with the following discussion.
                              RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS
- ------------------------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)

                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                                                  Percent
                                                                           1996        1995       Change
                                                                         --------    --------    --------
Revenues:
  Gas and oil operations (*) ..........................................  $ 75,217    $ 58,560      + 28
  Alaska transmission and distribution ................................    35,430      36,290      -  2
                                                                         --------    --------    --------
                                                                         $110,647    $ 94,850      + 17
                                                                         ========    ========    ========
Operating Profit (Loss):
  Gas and oil operations (*) ..........................................  $ 22,160    $(52,163)     +142
  Alaska transmission and distribution ................................    11,805      10,451      + 13
                                                                         --------    --------    --------
                                                                         $ 33,965    $(41,712)     +181
                                                                         ========    ========    ========
Net Earnings (Loss) ..................................................   $ 14,846    $(38,550)     +139
Earnings (Loss) Per Share ............................................   $   0.40    $  (1.07)     +137
Net Cash Provided by Operating Activities Before Changes
  in Operating Assets and Liabilities ................................   $ 52,213    $ 27,566      + 89
Net Cash Provided by Operating Activities ............................   $ 38,855    $ 32,781      + 19
Weighted Average Number of Common Shares Outstanding (in thousands) ..     36,922      36,106      +  2
=================================================================================================================================

(*) For the three months ended March 31, 1995, the Company's former Exploration and Production ("E&P") segment and Pipeline and Marketing segment have been combined into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995.

         Net earnings increased 139% for the first quarter of 1996 over the same period in 1995 due to substantially improved operating profit and an 18% decrease in interest expense, partially offset by higher income taxes. The improvement in operating profit was seen in both business segments but was primarily due to the Gas and Oil Operations segment where there was a 40% improvement in the average realized price of natural gas sold for the quarter, lower levels of exploration charges, higher volumes and margins related to natural gas marketing for third parties and the absence of a $44.4 million non-cash impairment of gas and oil properties recorded in 1995. Revenues and operating profit are discussed in the respective segment sections.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

CONSOLIDATED HIGHLIGHTS, CONTINUED


     Net cash provided by operating activities before and after changes in operating assets and liabilities increased in the 1996 quarter versus 1995 due to the improvement in Gas and Oil Operations results discussed above. In addition, the increase in net cash after changes in operating assets and liabilities was partially offset by a significant increase in accounts receivable during the first quarter of 1996 versus a decrease in accounts receivable during the 1995 period. This increase in accounts receivable was primarily due to the increase in Seagull's own E&P production as well as third-party marketing revenues as a result of the higher volumes and prices realized for natural gas marketed.

     On September 25, 1995, the Company and three other sellers completed the sale of their disparate interests in 19 natural gas gathering systems and a gas processing plant (the "Pipeline Assets"). Net proceeds after payment of transaction costs were used to reduce the Company's borrowings under its revolving credit facilities. For the three months ended March 31, 1995, the Pipeline Assets contributed $1.6 million to the operating profit of the Gas and Oil Operations segment. With the sale of the Pipeline Assets, the Company's former Exploration and Production segment and Pipeline and Marketing segment have been combined into Gas and Oil Operations.

     In September 1995, the Company sold certain Internal Revenue Code Section 29 Tax Credit-bearing gas properties (the "Section 29 Properties") to an investment group which includes a Seagull subsidiary and two financial investors. For accounting purposes, the Company has treated the sale as a non-recourse monetary production payment reflected in long-term debt on the balance sheet. The net proceeds from the sale were used to pay down the Company's borrowings under the revolving credit facilities.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

GAS AND OIL OPERATIONS (1)
- -------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                 Three Months Ended March 31,
                                              ---------------------------------
                                                                       Percent
                                                 1996       1995       Change
                                              ---------   ---------   ---------
Revenues .................................... $  75,217   $  58,560        + 28
Direct Operating Expense ....................    16,619      19,216        - 14
General Operating Expense ...................     2,991       4,395        - 32
Exploration Charges .........................     4,166       9,882        - 58
Depreciation, Depletion and Amortization ....    29,281      32,854        - 11
Impairment of Gas And Oil Properties ........        --      44,376        -100
                                              ---------   ---------   ---------
Operating Profit (Loss) ..................... $  22,160   $ (52,163)       +142
===============================================================================
EXPLORATION AND PRODUCTION OPERATING DATA:
Natural Gas Sales (2):
  Revenues .................................. $  62,948   $  43,662        + 44
  Net Daily Production (MMcf)................     348.7       343.4        +  2
  Average Sales Price per Mcf................ $    1.98   $    1.41        + 40
Oil and Condensate Sales (2):
  Revenues .................................. $   5,066   $   5,183         - 2
  Net Daily Production (Bbl) ................     3,002       3,510        - 14
  Average Sales Price per Bbl ............... $   18.55   $   16.40        + 13
Natural Gas Liquids Sales (2):
  Revenues .................................. $   1,157   $     780        + 48
  Net Daily Production (Bbl) ................     1,257         850        + 48
  Average Sales Price per Bbl ............... $   10.11   $   10.21        -  1
Combined Net Daily Production (MMcfe)(3) ....     374.3       369.6        +  1
Combined Average Sales Price per Mcfe(3) .... $    2.02   $    1.49        + 36
Lifting Costs per Mcfe:
  Lease Operating ........................... $    0.27   $    0.27           -
  Workovers .................................      0.01        0.03        - 67
  Production Taxes ..........................      0.05        0.05           -
  Transportation ............................      0.10        0.08        + 25
  Ad Valorem Taxes ..........................      0.03        0.03           -
                                              ---------   ---------   ---------
  Total .....................................      0.46   $    0.46           -
DD&A Rate per Mcfe .......................... $    0.85   $    0.96        - 11
================================================================================
THIRD-PARTY GAS MARKETING OPERATING DATA:
Revenues (4) ................................ $   6,496   $     600        +983
Average Daily Volumes (MMcf) ................       426         187        +128
================================================================================

(1) For the three months ended March 31, 1995, the Company's former E&P segment and Pipeline and Marketing segment have been combined into Gas and Oil Operations. Substantially all of the Company's gas pro-cessing and gas gathering assets were sold in September 1995.

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

(4)      Marketing revenues are net of cost of gas and third-party delivery fees.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

GAS AND OIL OPERATIONS, CONTINUED

     The increase in operating profit of the Gas and Oil Operations segment for the first quarter of 1996 as compared to the 1995 period was principally due to a 28% increase in revenues, a decrease in expenses and the absence of a non-cash charge for impairment of gas and oil properties recorded in 1995, partially offset by the absence of the operating profit contributed by the Pipeline Assets sold during the third quarter of 1995. For the three months ended March 31, 1995, the Pipeline Assets contributed $1.6 million to the operating profit of the Gas and Oil Operations segment.

     The increase in revenues for the 1996 quarter as compared to 1995 was primarily the result of a 40% increase in the Company's average realized price of natural gas sold, slightly higher levels of production and a significant increase in net third-party marketing revenues, partially offset by a decrease in revenues related to the Pipeline Assets. While the Company had voluntary curtailments in the U.S. during the first quarter of 1995 as a result of the low natural gas price environment, there have been no voluntary curtailments since October 1995. The resulting increase in natural gas production was nearly offset by normal declines in production from developed properties combined with the impact of substantially lower levels of development expenditures in late 1994 and all of 1995, which was also a result of the low natural gas price environment.

     In late 1995, Seagull began expanding its marketing activities by adding staff, upgrading facilities and expanding the marketing activities it conducts for third parties. This ongoing expansion combined with improved margins was responsible for the $5.9 million increase in thrid-party marketing revenues over the prior year quarter.

     Direct operating expenses for the first quarter decreased from 1995 primarily due to the absence of substantially all of the Pipelines and Gas Processing operations and maintenance costs as a result of the sale of the Pipeline Assets. While lifting costs per equivalent unit of production were unchanged, overall lifting costs increased 4% over the prior year quarter as a result of the increase in production.

     General operating expense was lower quarter-to-quarter largely due to the workforce reduction and consolidation implemented by Seagull during the second quarter of 1995.

     Exploration charges decreased for the 1996 quarter due to a decrease in seismic and dry hole costs as a result of the decrease in the number of exploratory wells drilled during the quarter. One exploratory well drilled out of two attempts during 1996 was successful, one exploratory well was being completed and nine exploratory wells were drilling or being evaluated as of early May 1996 in comparison to two successes out of six exploratory wells drilled for the 1995 period.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million. Primarily as a result of

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

GAS AND OIL OPERATIONS, CONTINUED

the impairment, the Company's average depreciation, depletion and amortization ("DD&A") rate per equivalent unit of production decreased from $0.96 per Mcfe for the first quarter of 1995 to approximately $0.85 per Mcfe for the first quarter of 1996.

     In late 1995, the Company initiated an active risk management program for both its own E&P production and third party activities, utilizing such derivative financial instruments as futures contracts, options and swaps. The primary objective of the risk management program is to help ensure more stable cash flow. However, Seagull expects to leave the majority of its own E&P production either unhedged or protected only from price decreases so that it can benefit from expected gas price strengthening. The risk management program is also an important part of the Company's third party marketing efforts, allowing the Company to convert a customer's requested price to a price structure that is consistent with the Company's overall pricing strategy. The Company accounts for its commodity derivative contracts as hedging activities and, accordingly, gains or losses are included in revenues when the commodities are produced. During the first quarter of 1996, Seagull incurred $2.6 million in costs associated with its hedging activities for its own equity production which was offset by the increase in the Company's average realized price of natural gas sold. The effect of these hedging activities is not included in natural gas sales revenues or average sales price. As of May 7, 1996, the Company had entered into commodity derivative contracts for approximately 37% of the Company's domestic natural gas production for the last nine months of 1996. The Company's combined U.S. and Canadian natural gas production is expected to be approximately 350,000 Mcf per day throughout much of 1996, including approximately 55,000 Mcf per day from the Company's Canadian operations. The terms of a majority of the Company's derivative contracts range from one to seven months, with only minor contracts extending beyond December 1996. Of the total volume of production that has been hedged, over 81% has been hedged in a manner which only limits the Company's exposure to price decreases while allowing it to benefit from any price increases.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


ALASKA TRANSMISSION AND DISTRIBUTION
- ------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)


                                            Three Months Ended March 31,
                                            ----------------------------
                                                                 Percent
                                              1996      1995     Change
                                             -------   -------   ------

Revenues .................................   $35,430   $36,290      - 2
Cost of Gas Sold .........................    16,200    18,565      -13
                                             -------   -------   ------
Gross Margin .............................    19,230    17,725      + 8
Operations and Maintenance Expense .......     5,442     5,317      + 2
Depreciation, Depletion and Amortization..     1,983     1,957      + 1
                                             -------   -------   ------
Operating Profit .........................   $11,805   $10,451      +13
                                             =======   =======   ======
OPERATING DATA:
Degree Days (1) ..........................     4,353     4,177      + 4
Volumes (Bcf) (2):
Gas Sold .................................      10.4      10.5      - 1
Gas Transported ..........................       5.3       3.6      +47
Combined .................................      15.7      14.1      +11
Margins ($ per Mcf):
Gas Sold .................................      1.61      1.54      + 5
Gas Transported ..........................      0.48      0.42      +14
Combined .................................      1.23      1.26      - 2
========================================================================

(1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

(2)      Natural gas stated in billion cubic feet ("Bcf").

     Operating profit of the Alaska transmission and distribution segment for the quarter ended March 31, 1996 increased $1.4 million from that of the prior year quarter primarily due to increased volumes as a result of a 4% increase in degree days from colder weather in the utility's service area and slightly higher margins on both gas sold and gas transported.

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

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


OTHER (INCOME) EXPENSE
- -------------------------------------------------------------------------------
(Dollars in Thousands)
                                                Three Months Ended March 31,
                                              ---------------------------------
                                                                       Percent
                                                1996        1995       Change
                                              ---------   ---------   ---------
General and Administrative ................   $   3,356   $   2,654        + 26
Interest Expense ..........................      11,431      13,997        - 18
Interest Income and Other .................        (508)       (563)       + 10
                                              ---------   ---------   ---------
                                              $  14,279   $  16,088        - 11
                                              =========   =========   =========


     General  and  administrative  expenses  increased   quarter-to-quarter  due
primarily to an increase in accrued incentive compensation expense for the first quarter of 1996.

     Interest expense decreased in the first quarter of 1996 as a result of a decrease in the overall level of debt outstanding and a decrease in the overall level of interest rates. With proceeds from the sale of the Pipeline Assets, the Company repaid a portion of balances outstanding under its revolving credit facilities. The average interest rate on the Company's revolving credit was 6.4% for the first quarter of 1996 versus 7.2% for the first quarter of 1995.

     After giving effect to the Company's interest rate swaps, approximately 50% to 60% of the Company's long-term debt bears interest at various fixed rates through the end of 1996. The remainder of the outstanding long-term debt bears interest at various market-sensitive interest rates.

INCOME TAXES

     The increase in income taxes in the 1996 quarter was primarily a result of the increase in earnings before income taxes for the period and utilization of Internal Revenue Code Section 29 Tax Credits ("Section 29 Credits") which reduced the Company's first quarter 1995 effective tax rate. The Section 29 Credits are allowed for production of fuels derived from nonconventional sources that are sold to nonrelated parties. The Company has no significant remaining
Section 29 Credits due to the sale of the Section 29 Properties in the third quarter of 1995.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)




                         LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
- -------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three Months Ended March 31,
                                              ---------------------------------
                                                                       Percent
                                                1996        1995       Change
                                              ---------   ---------   ---------
Gas and Oil Operations:
Lease acquisitions ........................   $   1,101   $     527       + 109
Exploration ...............................       4,516      10,222        - 56
Development ...............................       6,343       7,003         - 9
                                              ---------   ---------   ---------
                                                 11,960      17,752        - 33
Alaska Transmission and Distribution ......       1,178       1,012        + 16
Corporate .................................         366         534        - 31
                                              ---------   ---------   ---------
                                              $  13,504   $  19,298        - 30
                                              =========   =========   =========


     The 30% decrease in total capital expenditures from the prior year quarter was primarily due to a 50% decrease in the number of exploratory wells drilled during the first quarter of 1996 versus the prior year quarter. Plans for 1996 call for capital expenditures of approximately $132 million, including about $122 million in Gas and Oil Operations. Seagull anticipates spending approximately $66 million for development, $9 million for lease acquisitions and $47 million will be devoted to exploration. In accordance with Seagull's long-standing policy that total capital expenditures will not be allowed to exceed net cash flow from operating activities before changes in operating assets and liabilities, the Company will reduce capital expenditures if and when economic conditions dictate.

     The Company has two revolving credit facilities (the "Credit Facilities") with a maximum commitment of $750 million. The amount of senior indebtedness available to the Company under the provisions of the Credit Facilities is subject to a borrowing base (the "Borrowing Base") based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually, but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base.

     Currently, the available commitment under the Credit Facilities is subject to a $500 million Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of May 7, 1996, borrowings outstanding under the Credit Facilities were $160 million, leaving immediately available unused commitments of approximately $237 million, net of outstanding letters of credit of $3 million $100 million of borrowings outstanding under the Company's senior notes.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

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


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         *  27.1           Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended March 31, 1996.

- ---------------------------
*        Filed herewith.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEAGULL ENERGY CORPORATION


                                            By:   /s/ William L. Transier
                                                  William L. Transier
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                            Date: May  10, 1996



                                            By:   /s/ Rodney W. Bridges
                                                  Rodney W. Bridges
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                            Date: May   10, 1996

                                  EXHIBIT INDEX


EXHIBIT

  *  27.1         Financial Data Schedule.

- ---------------------------
*        Filed herewith.