Form 10-Q
period 1996-06-30
SEAGULL ENERGY CORP
filed 1996-08-09
CIK 320321

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

  X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
- -----                           15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               ------------------------------------------------

                                     OR

                    TRANSITION REPORT PURSUANT TO SECTION
- ---------                    13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    ------------------------

Commission file number    1-8094
                      ---------------------------------------------------------

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X .  No _____.

                    APPLICABLE ONLY TO CORPORATE ISSUERS:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                         OUTSTANDING AT AUGUST 5, 1996
                   -----                         -----------------------------
          Common Stock, $.10 par value                     36,772,878

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                           NUMBER
- ------------------------------                                           ------

  Presentation of Financial Information ...............................    3

  Consolidated Statements of Earnings - Three and Six Months
    Ended June 30, 1996 and 1995 (Unaudited) ..........................    4

  Consolidated Balance Sheets - June 30, 1996
    and December 31, 1995 (Unaudited) .................................    5

  Consolidated Statements of Cash Flows - Six Months
    Ended June 30, 1996 and 1995 (Unaudited) ..........................    6

  Notes to Consolidated Financial Statements (Unaudited) ..............    7

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations (Unaudited) ............................   10

PART II.  OTHER INFORMATION ...........................................   20
- ---------------------------

SIGNATURES ............................................................   23
- ----------

                 SEAAGULL ENERGY CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

                     PRESENTATION OF FINANCIAL INFORMATION

     In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six month periods then ended. As discussed in Note 1 to the Company's Consolidated Financial Statements, Seagull adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective March 31, 1995. Under SFAS No. 121, the Company recorded a non-cash impairment of gas and oil properties as a separate line item in the accompanying unaudited consolidated statement of earnings for the six months ended June 30, 1995. All other adjustments made are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          ITEM 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                 Three Months Ended June 30,  Six Months Ended June 30,
                                                 ---------------------------  -------------------------
                                                    1996          1995          1996           1995
                                                 -----------    ----------    ----------    -----------
Revenues:
  Gas and oil operations ......................   $   70,085    $   63,927    $  145,302    $  122,487
  Alaska transmission and distribution ........       15,703        17,560        51,133        53,850
                                                  ----------    ----------    ----------    ----------
                                                      85,788        81,487       196,435       176,337
Costs of Operations:
  Alaska transmission and distribution
    cost of gas sold ..........................        6,257         7,923        22,457        26,488
  Operations and maintenance ..................       25,961        27,814        51,013        56,742
  Exploration charges .........................       10,675         4,137        14,841        14,019
  Depreciation, depletion and amortization ....       31,056        31,773        62,320        66,584
  Impairment of gas and oil properties ........         --            --            --          44,376
                                                  ----------    ----------    ----------    ----------
                                                      73,949        71,647       150,631       208,209
                                                  ----------    ----------    ----------    ----------

Operating Profit (Loss) .......................       11,839         9,840        45,804       (31,872)

Other (Income) Expense:
  General and administrative ..................        4,577         9,847         7,933        12,501
  Interest expense ............................       11,223        13,934        22,654        27,931
  Interest income and other ...................         (344)         (186)         (852)         (749)
                                                  ----------    ----------    ----------    ----------
                                                      15,456        23,595        29,735        39,683
                                                  ----------    ----------    ----------    ----------

Earnings (Loss) Before Income Taxes ...........       (3,617)      (13,755)       16,069       (71,555)

Income Tax Expense (Benefit) ..................        2,290        (6,630)        7,130       (25,880)
                                                  ----------    ----------    ----------    ----------

Net Earnings (Loss) ...........................   $   (5,907)   $   (7,125)   $    8,939    $  (45,675)
                                                  ==========    ==========    ==========    ==========

Earnings (Loss) Per Share .....................   $    (0.16)   $    (0.20)   $     0.24    $    (1.27)
                                                  ==========    ==========    ==========    ==========

Weighted Average Number of Common Shares
  Outstanding (in thousands) ..................       36,445        36,108        37,062        36,107
                                                  ==========    ==========    ==========    ==========


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                         ITEM 1. FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                       JUNE 30,     December 31,
                                                                        1996            1995
                                                                    ------------    ------------
ASSETS
  Current Assets:
    Cash and cash equivalents ...................................   $     14,404    $     11,205
    Accounts receivable, net ....................................        107,583         119,898
    Inventories .................................................          5,488           4,947
    Prepaid expenses and other ..................................          6,502          11,331
                                                                    ------------    ------------
      Total Current Assets ......................................        133,977         147,381

  Property, Plant and Equipment - at cost
    (successful efforts method for gas and oil properties) ......      1,645,282       1,581,002
  Accumulated Depreciation, Depletion and Amortization ..........        627,612         569,587
                                                                    ------------    ------------
                                                                       1,017,670       1,011,415

  Other Assets ..................................................         39,917          40,000
                                                                    ------------    ------------

  Total Assets ..................................................   $  1,191,564    $  1,198,796
                                                                    ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable ............................................   $     79,975    $     83,111
    Accrued expenses ............................................         33,518          33,080
    Current maturities of long-term debt ........................          1,214           1,214
                                                                    ------------    ------------
      Total Current Liabilities .................................        114,707         117,405

  Long-Term Debt ................................................        522,632         545,343
  Other Noncurrent Liabilities ..................................         53,581          52,276
  Deferred Income Taxes .........................................         41,111          36,104

  Shareholders' Equity:
    Common Stock, $.10 par value; authorized
     a100,000,000 shares; issued 36,771,678 shares (1996)
     and 36,561,290 shares (1995) ...............................          3,677           3,656
    Additional paid-in capital ..................................        329,683         326,918
    Retained earnings ...........................................        133,530         124,591
    Foreign currency translation adjustment .....................            529             389
    Less - note receivable from employee stock
     ownership plan .............................................         (4,922)         (4,922)
    Less - 308,812 shares of Common Stock held in
     Treasury, at cost ..........................................         (2,964)         (2,964)
                                                                    ------------    ------------

      Total Shareholders' Equity ................................        459,533         447,668

  Commitments and Contingencies
                                                                    ------------    ------------

  Total Liabilities and Shareholders' Equity ....................   $  1,191,564    $  1,198,796
                                                                    ============    ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                         ITEM 1. FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                                    Six Months Ended June 30,
                                                                    ------------------------
                                                                       1996          1995
                                                                    ----------    ----------
OPERATING ACTIVITIES:
  Net earnings (loss) ...........................................   $    8,939    $  (45,675)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
    Depreciation, depletion and amortization ....................       63,993        68,236
    Impairment of gas and oil properties ........................         --          44,376
    Amortization of deferred financing costs ....................        1,755         1,716
    Deferred income taxes .......................................        4,976       (26,523)
    Dry hole expense ............................................        7,749         5,961
    Other .......................................................         (210)       (1,272)
                                                                    ----------    ----------
                                                                        87,202        46,819
    Changes in operating assets and
     liabilities, net of acquisitions:
      Decrease in accounts receivable ...........................       12,353        26,819
      Decrease (Increase) in inventories, prepaid expenses
       and other ................................................        2,642        (3,786)
      Decrease in accounts payable ..............................       (3,445)      (37,548)
      Decrease in prepaid gas and oil sales .....................         --          (2,732)
      Increase in accrued expenses and other ....................        4,131         6,658
                                                                    ----------    ----------
         Net Cash Provided By Operating Activities ..............      102,883        36,230

INVESTING ACTIVITIES:
  Capital expenditures ..........................................      (52,468)      (34,791)
  Acquisitions, net of cash acquired ............................      (25,669)         --
  Proceeds from sales of property, plant and equipment ..........          831           321
                                                                    ----------    ----------
         Net Cash Used In Investing Activities ..................      (77,306)      (34,470)

FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit and other borrowings ..      130,260       330,511
  Principal payments on revolving lines of credit and
   other borrowings .............................................     (148,482)     (325,024)
  Principal payments on monetary production payment liability ...       (4,650)         --
  Proceeds from sales of common stock ...........................        2,334            44
  Other .........................................................       (1,978)       (1,337)
                                                                    ----------    ----------

         Net Cash Provided by (Used In) Financing Activities ....      (22,516)        4,194

Effect of Exchange Rate Changes on Cash .........................          138            84
                                                                    ----------    ----------

         Increase In Cash And Cash Equivalents ..................        3,199         6,038

Cash And Cash Equivalents At Beginning Of Period ................       11,205         6,432
                                                                    ----------    ----------

Cash And Cash Equivalents At End Of Period ......................   $   14,404    $   12,470
                                                                    ==========    ==========



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Supplemental Disclosures of Cash Flow Information.
- --------------------------------------------------------------------------------
(Dollars in Thousands)
                                               Six Months Ended June 30,
                                               -------------------------
Cash paid during the period for:                 1996           1995
                                               -------------------------
  Interest, net of amount capitalized .......   $21,528        $26,483
  Income taxes ..............................   $ 3,015        $   655
- --------------------------------------------------------------------------------

Gas And Oil Properties.

     Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Under SFAS No. 121, the Company reviewed the impairment of gas and oil properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of gas and oil reserves over the economic lives of the reserves. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million.

Earnings Per Share.

     The weighted average number of common shares outstanding for the computation of earnings per share for the six months ended June 30, 1996 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of loss per share for the three months ended June 30, 1996 and the three and six months ended June 30, 1995 and has therefore not been included in the weighted average number of common shares outstanding.

Changes in Financial Presentation.

     Certain reclassifications have been made in the 1995 unaudited financial statements to conform to the presentation used in 1996.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2. LONG-TERM DEBT

      On May 28, 1996, Seagull's U.S. and Canadian revolving credit facilities (the "Credit Facilities") were amended to extend the maturity date two years and reduce stated interest rate margins. The Credit Facilities have a maximum commitment of $750 million. Under the new terms of the Credit Facilities, the commitments thereunder begin to decline on March 31, 1999 in equal quarterly reductions of approximately $46 million and a final reduction of approximately $56 million on December 31, 2002. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or a competitive bid rate.

NOTE 3. COMMITMENTS AND CONTINGENCIES

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

NOTE 4. SUBSEQUENT EVENT

     On July 22, 1996, Seagull announced that it agreed to purchase the stock of Esso Suez, Inc. ("ESI") and certain assets of Esso Egypt Limited (the "EEL Assets") for approximately $68 million net in cash (the "Esso Suez Acquisition"). The effective date for the acquisition is January 1, 1996 with a gross purchase price, including cash and receivables, of approximately $168 million. The prompt collectibility of the receivables will preclude any necessity for financing beyond the $68 million net cash payment, funded through additional borrowings under the Credit Facilities. ESI holds a 100% interest in the East Zeit oil producing concession in the offshore Gulf of Suez, and the EEL Assets consist of the entire working interest in the South Hurghada concession located onshore on the coast of the Gulf of Suez approximately 250 miles south of Cairo. Seagull estimates that the ESI concession area will contain at closing 17.4 million net barrels of proved oil reserves. The 63,000-acre South Hurghada concession contains a number of currently drillable exploratory prospects with substantial potential, plus two existing oil discoveries.

     Also, on July 22, 1996, Seagull announced plans for a stock merger with Global Natural Resources Inc. ("GNR") (the "Global Merger"). The Board of Directors of both Seagull and GNR have approved a definitive agreement calling for a stock merger whereby each share of GNR common stock would be converted into a right to receive between 0.72 and 0.88 shares of Seagull common stock. If Seagull's average price for a specified 20-day period is not greater than $22.50 per share, the exchange ratio would be fixed at 0.88 shares of Seagull. Conversely, if the average price equals or exceeds $27.50 per share, the exchange ratio would be fixed at 0.72

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 4. SUBSEQUENT EVENT, Continued

shares of Seagull. Within the specified price range, the exchange ratio would be determined by interpolation. Accordingly, the indicated value of the transaction, would be nearly $600 million. The Global Merger will be accounted for as a pooling of interests. GNR is engaged in worldwide oil and gas exploration and production with properties located in the U.S. (primarily in the Gulf of Mexico and along the Gulf Coast), Egypt, Cote d'Ivoire, Indonesia and Tatarstan, Russia.

     The following table presents the unaudited pro forma results of the combined operations of Seagull, ESI, the EEL Assets and GNR for the six months ended June 30, 1996 and 1995 as though the Esso Acquisition and the Global Merger had occurred on January 1, 1995.

     The unaudited pro forma information presented does not purport to be indicative of actual results if the combination had been in effect on the date or for the period indicated, or of future results.

(Dollars in Thousands Except Per Share Amounts)
- --------------------------------------------------------------------------------
                                    Six Months Ended         Six Months Ended
                                      June 30, 1996            June 30, 1995
                                  --------------------    ---------------------
                                   Actual    Pro Forma     Actual     Pro Forma
                                  --------   ---------    --------    ---------
Revenues .....................    $196,435    $278,853    $176,337     $253,953
Net earnings (loss) ..........       8,939      21,716     (45,675)     (42,538)
Earnings (loss) per share ....        0.24        0.34       (1.27)       (0.69)
================================================================================


     The following table sets forth the pro forma consolidated total assets and pro forma capitalization of the Company as of June 30, 1996 as though the Esso Suez Acquisition and the Global Merger had occurred on June 30, 1996.

(Dollars in Thousands)
- --------------------------------------------------------------------------------
                                                             June 30, 1996
                                                       -------------------------
                                                         Actual      Pro Forma
                                                       -------------------------
Total assets .......................................   $1,191,564    $1,429,148
================================================================================
Long-term portion of debt ..........................     $522,632      $606,882
Redeemable bearer shares ...........................         --          16,265
Shareholders' equity ...............................      459,533       576,256
- --------------------------------------------------------------------------------
Total capitalization ...............................     $982,165    $1,199,403
================================================================================
Long-term portion of debt to total capitalization ..         53.2%         52.0%
================================================================================

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                    GENERAL

     The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each of the periods indicated. The Company's accompanying unaudited financial statements and the notes thereto and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 contain detailed information that should be referred to in conjunction with the following discussion.

                             RESULTS OF OPERATIONS

CONSOLIDATED HIGHLIGHTS
- --------------------------------------------------------------------------------
(Dollars in Thousands Except Per Share Amounts)

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                ----------------------   Percent   ----------------------   Percent
                                                  1996         1995       Change     1996         1995       Change
                                                -------------------------------------------------------------------
Revenues:
  Gas and oil operations (*) ................     $70,085      $63,927    +   10    $145,302     $122,487      + 19
  Alaska transmission and distribution ......      15,703       17,560    -   11      51,133       53,850      -  5
- -------------------------------------------------------------------------------------------------------------------
                                                  $85,788      $81,487    +    5    $196,435     $176,337      + 11
===================================================================================================================

Operating Profit (Loss):
  Gas and oil operations (*) ................      $9,754       $7,363    +   32     $31,914     $(44,800)     +171
  Alaska transmission and distribution ......       2,085        2,477    -   16      13,890       12,928      +  7
- -------------------------------------------------------------------------------------------------------------------
                                                  $11,839       $9,840    +   20     $45,804     $(31,872)     +244
===================================================================================================================

Net Earnings (Loss) .........................     $(5,907)     $(7,125)   +   17      $8,939     $(45,675)     +120
Earnings (Loss) Per Share ...................       (0.16)       (0.20)   +   20        0.24        (1.27)     +119
Net Cash Provided by Operating Activities
  Before Changes in Operating Assets and
  Liabilities ...............................      34,989       19,253    +   82      87,202       46,819      + 86
Net Cash Provided by Operating Activities ...      64,028        3,449    +1,756     102,883       36,230      +184
Weighted Average Number of Common Shares
  Outstanding (in thousands) ................      36,445       36,108    +    1      37,062       36,107      +  3
===================================================================================================================



(*) The Company restated its results of operations for the three and six months ended June 30, 1995, to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. These assets disposed of contributed $6.8 million and $13.5 million in revenues and $2.5 and $4.1 million in operating profit for the three and six months ended June 30, 1995, respectively.

     Revenues and operating profit are discussed in the respective segment sections.

     The increase in net earnings for the six months ended June 30, 1996 versus the prior year period was due to the increase in operating profit and decreases in general and administrative expense and interest expense, which were partially offset by an increase in income taxes (see "Other (Income) Expense" section below). The increase in operating profit was primarily due to the Gas and Oil Operations segment's 30% increase in natural gas prices and the absence of pre-tax non-cash impairment of gas and oil properties of $44.4 million recorded in the first quarter of 1995.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


CONSOLIDATED HIGHLIGHTS, CONTINUED

     Net loss for the three months ended June 30, 1996 improved over the second quarter of 1995 primarily as a result of an increase in operating profit, lower general and administrative expense and a reduction in interest expense, partially offset by increased income tax expense.

     Net cash provided by operating activities before and after changes in operating assets and liabilities increased in the three and six month periods of 1996 versus the 1995 periods primarily due to increases in natural gas prices and the absence of one-time pre-tax charges, included in general and administrative expense, of $8 million to account for the expenses involved in the workforce reduction and consolidation recorded during the second quarter of 1995.

     On September 25, 1995, the Company and three other sellers completed the sale of their disparate interests in 19 natural gas gathering systems and a gas processing plant (the "Pipeline Assets"). Net proceeds after payment of transaction costs were used to reduce the Company's borrowings under its two revolving credit facilities (the "Credit Facilities"). For the three and six months ended June 30, 1995, the Pipeline Assets contributed $6.8 million and $13.5 million, respectively, in revenues and $2.5 million and $4.1 million, respectively, to the operating profit of the Gas and Oil Operations segment. With the sale of the Pipeline Assets, the Company's former Exploration and Production segment and Pipeline and Marketing segment have been combined into Gas and Oil Operations.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


GAS AND OIL OPERATIONS (1)
- --------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)

                                                Three Months Ended               Six Months Ended
                                                     June 30,                         June 30,
                                                -------------------   Percent   -------------------   Percent
                                                  1996       1995     Change     1996       1995      Change
                                                -------------------------------------------------------------
Revenues ....................................   $ 70,085   $ 63,927    + 10     $145,302   $122,487    + 19
Direct Operating Expense ....................     18,365     18,738    -  2       34,984     37,954    -  8
General Operating Expense ...................      2,211      3,901    - 43        5,202      8,296    - 37
Exploration Charges .........................     10,675      4,137    +158       14,841     14,019    +  6
Depreciation, Depletion and Amortization ....     29,080     29,788    -  2       58,361     62,642    -  7
Impairment of Gas and Oil Properties ........       --         --      --           --       44,376    -100
- -------------------------------------------------------------------------------------------------------------
Operating Profit (Loss) .....................   $  9,754   $  7,363    + 32     $ 31,914   $(44,800)   +171
=============================================================================================================
EXPLORATION AND PRODUCTION OPERATING DATA:
Natural Gas Sales (2):
  Revenues ..................................   $ 60,774   $ 49,096    + 24     $121,128   $ 92,758    + 31
  Net Daily Production (MMcf) ...............      343.7      349.3    -  2        346.3      346.4      --
  Average Sales Price per Mcf ...............   $   1.94   $   1.54    + 26     $   1.92   $   1.48    + 30
Oil and Condensate Sales (2):
  Revenues ..................................   $  5,645   $  5,283    +  7     $ 10,712   $ 10,466    +  2
  Net Daily Production (Bbl) ................      3,132      3,317    -  6        3,067      3,413    - 10
  Average Sales Price per Bbl ...............   $  19.81   $  17.49    + 13     $  19.19   $  16.94    + 13
Natural Gas Liquids Sales (2):
  Revenues ..................................   $  1,181   $    641    + 84     $  2,338   $  1,421    + 65
  Net Daily Production (Bbl) ................      1,176        726    + 62        1,217        788    + 54
  Average Sales Price per Bbl ...............   $  11.05   $   9.71    + 14     $  10.56   $   9.97    +  6
Combined Net Daily Production (MMcfe) (3) ...      369.6      373.6    -  1        371.9      371.6      --
Combined Average Sales Price per Mcfe (3) ...   $   1.99   $   1.61    + 24     $   1.97   $   1.55    + 27
Lifting Costs per Mcfe:
  Lease Operating ...........................   $   0.28   $   0.26    +  8     $   0.27   $   0.26    +  4
  Workovers .................................       0.04       0.01    +300         0.03       0.02    + 50
  Production Taxes ..........................       0.06       0.06    --           0.06       0.06      --
  Transportation ............................       0.10       0.07    + 43         0.10       0.07    + 43
  Ad Valorem Taxes ..........................       0.03       0.02    + 50         0.03       0.03      --
- -------------------------------------------------------------------------------------------------------------
  Total .....................................   $   0.51   $   0.43    + 19     $   0.49   $   0.44    + 11
- -------------------------------------------------------------------------------------------------------------
General operating expense per Mcfe ..........   $   0.03   $   0.08    - 63     $   0.04   $   0.08    - 50
DD&A Rate per Mcfe ..........................   $   0.86   $   0.87    -  1     $   0.86   $   0.91    -  5
=============================================================================================================
THIRD-PARTY GAS MARKETING OPERATING DATA:
Revenues (4) ................................   $    423   $    638    - 34     $  6,919   $  1,238    +459
Average Daily Volumes (MMcf) ................        359        195    + 84          392        191    +105
=============================================================================================================


(1) The Company restated its results of operations for the three and six months ended June 30, 1995, to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. The Pipeline Assets contributed $6.8 million and $13.5 million in revenues and $2.5 and $4.1 million in operating profit for the three and six months ended June 30, 1995, respectively.

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

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

GAS AND OIL OPERATIONS, CONTINUED

     The increase in operating profit of the Gas and Oil Operations segment for the six months ended June 30, 1996 as compared to the 1995 period was primarily due to a 19% increase in revenues, decreased depreciation, depletion and amortization ("DD&A") expense and a non-cash charge for impairment of gas and oil properties in 1995, which was partially offset by an increase in exploration charges. The increase in operating profit for the 1996 second quarter as compared to the 1995 period was primarily due to a 10% increase in revenues and a decrease in general operating expense, partially offset by a substantial increase in exploration charges.

     The increase in revenues for the three and six months ended June 30, 1996 as compared to 1995 was primarily the result of 26% and 30%, respectively, increases in the Company's average realized price of natural gas sold, slightly offset by a decrease in revenues related to the Pipeline Assets. Revenues for the six month period were also impacted by a significant increase in net third-party marketing revenues. While the Company had voluntary curtailments during 1995 as a result of the low natural gas price environment, there have been no voluntary curtailments in the U.S. since October 1995. The resulting increase in natural gas production was offset by normal declines in production from developed properties combined with the impact of substantially lower levels of development expenditures in late 1994 and all of 1995, which was also a result of the low natural gas price environment.

     In late 1995, Seagull began expanding its marketing activities by adding staff, upgrading facilities and expanding the marketing services offered to third parties. This ongoing expansion combined with substantially improved margins in the first quarter of 1996 was responsible for the significant increase in third-party marketing revenues for the six months ended June 30, 1996 in comparison with 1995.

     Direct operating expenses decreased for the three and six months ended June 30, 1996 primarily due to the absence of substantially all of the Pipelines and Gas Processing operations and maintenance costs as a result of the sale of the Pipeline Assets. This decrease in direct operating expenses was partially offset as increased workovers and transportation expense led to slightly higher lifting costs per equivalent unit for gas and oil production.

     General operating expense for both the three and six month periods decreased from the prior year largely due to the workforce reduction and consolidation implemented by Seagull during the second quarter of 1995.

     Exploration charges increased for the three and six months ended June 30, 1996 due to an increase in the number of exploratory wells drilled during the second quarter of 1996. Eight of fifteen exploratory wells drilled, substantially all occurring during the second quarter, were successful and six wells were drilling or being evaluated as of the beginning of August 1996 in comparison to five successes out of twelve exploratory wells drilled for the 1995 period.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

GAS AND OIL OPERATIONS, CONTINUED

     Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". As a result of the adoption of SFAS No. 121, the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million. As a result of the impairment and a change in the mix of properties being produced, the Company's average DD&A rate per equivalent unit of production decreased from $0.91 per Mcfe for the first six months of 1995 to $0.86 per Mcfe for the 1996 period, thereby decreasing DD&A expense for the six months ended June 30, 1996 as compared to the 1995 period.

     In late 1995, the Company initiated an active risk management program for both its own E&P production and third party activities, utilizing such derivative financial instruments as futures contracts, options and swaps. The primary objective of the risk management program is to help ensure more stable cash flow. The risk management program is also an important part of the Company's third party marketing efforts, allowing the Company to convert a customer's requested price to a price structure that is consistent with the Company's overall pricing strategy. The Company accounts for its commodity derivative contracts as hedging activities and, accordingly, the effect of hedging activities are included in revenues when the commodities are produced.

     As of July 18, 1996, the Company had entered into natural gas price options, with an approximate cost of $0.6 million, to place a "floor" on Seagull's realized natural gas price for 150,000 million British thermal units ("MMBtu") per day for July through October 1996. In addition, the Company has basis swap agreements that hedge against potential adverse effects of fluctuation in the price differential between the New York Mercantile Exchange ("NYMEX") price at Henry Hub and the price at the market location of the Company's production or a customer's market location requirements. These natural gas price basis swaps decline from 94,000 MMBtu per day in July 1996 to 59,000 MMBtu per day in December 1996, with only minor contracts extending beyond December 1996. Under current price differentials, Seagull has deferred realized and unrealized income of $0.7 million and $4.0 million, respectively, related to its basis swaps. The Company also has natural gas price basis swaps associated with production related to its monetary production payment for 13,200 MMBtu per day through December 1998. At June 30, 1996, the Company has no open futures positions related to its equity production.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

ALASKA TRANSMISSION AND DISTRIBUTION
- --------------------------------------------------------------------------------
(Dollars in Thousands)

                                               Three Months Ended             Six Months Ended
                                                      June 30,                     June 30,
                                               ------------------   Percent   -----------------   Percent
                                                  1996      1995    Change      1996      1995    Change
                                               ----------------------------------------------------------
Revenues ....................................   $15,703   $17,560       -11   $51,133   $53,850       - 5
Cost of Gas Sold ............................     6,257     7,923       -21    22,457    26,488       -15
- ---------------------------------------------------------------------------------------------------------
Gross Margin ................................     9,446     9,637       - 2    28,676    27,362       + 5
Operations and Maintenance Expense ..........     5,385     5,175       + 4    10,827    10,492       + 3
Depreciation, Depletion and Amortization ....     1,976     1,985       --      3,959     3,942       --
- ---------------------------------------------------------------------------------------------------------
Operating Profit ............................   $ 2,085   $ 2,477       -16   $13,890   $12,928       + 7
=========================================================================================================

OPERATING DATA:

Degree Days (1) .............................     1,470     1,508       - 3     5,823     5,685       + 2
Volumes (Bcf)(2):
  Gas Sold ..................................       4.0       4.5       -11      14.4      15.0       - 4
  Gas Transported ...........................       4.6       4.2       +10       9.9       7.8       +27
  Combined ..................................       8.6       8.7       - 1      24.3      22.8       + 7

Margins ($ per Mcf):
  Gas Sold ..................................      1.84      1.76       + 5      1.68      1.61       + 4
  Gas Transported ...........................      0.45      0.41       +10      0.47      0.42       +12
  Combined ..................................      1.10      1.11       - 1      1.18      1.20       - 2
=========================================================================================================

(1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

(2)  Natural gas stated in billion cubic feet ("Bcf").

     Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the six months ended June 30, 1996 improved from the 1995 period primarily as a result of higher volumes due to customer growth and colder weather in the utility's service area. For the quarter ended June 30, 1996, operating profit decreased from the prior year principally due to warmer weather in the utility's service area and slightly higher operating and maintenance expenses.

     In 1995, several large commercial customers that previously purchased gas from ENSTAR Alaska began purchasing gas directly from gas producers. ENSTAR Alaska currently transports the customers' gas supplies for a fee that is comparable to the margin (revenues net of the associated cost of gas sold) it previously earned. Accordingly, operating profit for the Alaska transmission and distribution segment was basically unaffected by this change.

     This segment's business is seasonal with approximately 65% of its revenues earned in the first and fourth quarters of each year.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


OTHER (INCOME) EXPENSE
- --------------------------------------------------------------------------------
(Dollars in Thousands)

                                  Three Months Ended                 Six Months Ended
                                      June 30,                           June 30,
                                 --------------------    Percent   --------------------    Percent
                                   1996        1995      Change      1996        1995      Change
                                 -----------------------------------------------------------------
General and Administrative...   $  4,577    $  9,847        -54   $  7,933    $ 12,501        -37
Interest Expense ............     11,223      13,934        -19     22,654      27,931        -19
Interest Income and Other....       (344)       (186)       +85       (852)       (749)       +14
- --------------------------------------------------------------------------------------------------
                                $ 15,456    $ 23,595        -34   $ 29,735    $ 39,683        -25
==================================================================================================

     General and administrative expenses decreased substantially for both the three and six months ended June 30, 1996 in comparison to 1995 primarily due to the absence of one-time pre-tax charges of $8 million during the second quarter of 1995 to account for expenses involved in the Company's workforce reduction and consolidation, partially offset by increases in the costs relating to potential acquisitions which were not consummated, accrued incentive compensation expense and costs associated with three compensation plans, one for outside directors, one for key managers, and the other for all Seagull employees, that are tied directly to the price of Seagull Common Stock. The closing price of Seagull Common Stock increased 10% in the second quarter of 1996 from $22.625 at March 31, 1996 to $25.00 on June 30, 1996 compared to a
16% decrease in the 1995 period. The closing price of Seagull Common Stock increased 12% for the six months ended June 30, 1996 from $22.25 at December 31, 1995 to $25.00 on June 30, 1996, compared to a 14% decrease in the 1995 period.

     Decreases in interest expense for the three and six months ended June 30, 1996 were a result of lower levels of outstanding debt and lower average interest rates since the 1995 periods. With proceeds from the sale of the Pipeline Assets in September 1995, the Company repaid a portion of the balances outstanding under the Credit Facilities. The average interest rates on the Credit Facilities were 6.2% and 7.1% for the six months ended June 30, 1996 and 1995, respectively, and 5.9% and 7.0% for the three months ended June 30, 1996 and 1995, respectively.

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

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


INCOME TAXES


     The increase in income taxes for the three months ended June 30, 1996 was primarily a result of an adjustment to increase the forecasted annual effective tax rate for 1996 from 24.6% in the first quarter to 44.4% for the six months, the increase in earnings before income taxes for the period and the absence of Internal Revenue Code Section 29 Tax Credits ("Section 29 Credits") which reduced the Company's 1995 effective tax rate. The Company's forecasted annual effective tax rate for the six months ended June 30, 1996 and 1995 was different than the amount computed using the federal statutory rate (35%) for the following reasons:


                                                        June 30, 1996     June 30, 1995
                                                        -------------     -------------
Federal statutory tax rate ..........................        35.0%             35.0%
Increases (reductions) in federal tax resulting from:
    Foreign tax effect ..............................         7.9              (8.3)
    Section 29 Credits ..............................         --                6.2
    State taxes (net of federal benefit) ............         2.6               1.7
    Other ...........................................        (1.1)              1.8
                                                        -------------     -------------

Effective tax rate ..................................        44.4%             36.4%
                                                        =============     =============



                        LIQUIDITY AND CAPITAL RESOURCES

CAPITAL EXPENDITURES
- --------------------------------------------------------------------------------
(Dollars in Thousands)

                                          Three Months Ended            Six Months Ended
                                                June 30,                     June 30,
                                          ------------------  Percent   -----------------  Percent
                                            1996      1995     Change    1996      1995     Change
                                          --------------------------------------------------------
Gas and Oil Operations:
  Lease acquisitions ...................   $ 2,062   $ 1,696     + 22   $ 3,163   $ 2,223      +42
  Exploration costs ....................    18,098     5,439     +233    22,614    15,661      +44
  Development costs ....................    16,121     6,480     +149    22,464    13,483      +67
- --------------------------------------------------------------------------------------------------
                                            36,281    13,615     +166    48,241    31,367      +54
Alaska Transmission and Distribution ...     2,169     1,802     + 20     3,347     2,814      +19
Other ..................................       514        76     +576       880       610      +44
- --------------------------------------------------------------------------------------------------
                                           $38,964   $15,493     +151   $52,468   $34,791      +51
==================================================================================================

     The increase in capital expenditures for the three and six months ended June 30, 1996 is primarily due to the substantial increase in the number of exploratory and development wells drilled. In accordance with Seagull's long-standing policy that total capital expenditures will not be allowed to exceed net cash flow from operating activities before changes in operating assets

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

and liabilities, exploratory and development capital expenditures were reduced in 1995 because natural gas prices remained below acceptable levels. As natural gas prices increased in late 1995 and remained strong through the second quarter, planned capital expenditures have resumed. In May, 1996, the Board of Directors approved an increase in Seagull's planned capital expenditures for 1996 of $20 million, to approximately $152 million, including about $142 million in Gas and Oil Operations. The increase of $20 million will be applied to exploration and development spending in the Company's domestic drilling activities.

      On May 28, 1996, the Credit Facilities were amended to extend the maturity date two years and reduce stated interest rate margins. The Credit Facilities have a maximum commitment of $750 million. Under the new terms of the Credit Facilities, the commitments thereunder begin to decline on March 31, 1999 in equal quarterly reductions of approximately $46 million and a final reduction of approximately $56 million on December 31, 2002. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates (LIBOR, Banker's Acceptance or the prime rate of the agent bank) plus the applicable margin or a competitive bid rate.

     The amount of senior indebtedness available to the Company under the provisions of the Credit Facilities is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's Gas and Oil Operations segment and the financial performance of the Company's other business segment. The Borrowing Base is generally determined annually but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and will be redetermined upon the sale of certain assets included in the Borrowing Base.

     Currently, the available commitment under the Credit Facilities is subject to a $500 million Borrowing Base and is determined after consideration of outstanding borrowings under Seagull's other senior debt facilities. As of August 5, 1996, borrowings outstanding under the Credit Facilities were $174 million, leaving immediately available unused commitments of approximately $221 million, net of outstanding letters of credit of $3 million, $100 million of borrowings outstanding under the Company's senior notes and $2 million of borrowings outstanding under Seagull's money market facilities.

     On July 22, 1996, Seagull announced that it agreed to purchase the stock of Esso Suez, Inc. ("ESI") and certain assets of Esso Egypt Limited (the "EEL Assets") for approximately $68 million net in cash. The effective date for the acquisition is January 1, 1996 with a gross purchase price, including cash and receivables, of approximately $168 million. The prompt collectibility of the receivables will preclude any necessity for financing beyond the $68 million net cash payment, funded through additional borrowings under the Credit Facilities. ESI holds a 100% interest in

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

the East Zeit oil producing concession in the offshore Gulf of Suez, and the EEL Assets consist of the entire working interest in the South Hurghada concession located onshore on the coast of the Gulf of Suez approximately 250 miles south of Cairo. Seagull estimates that the ESI concession area will contain at closing 17.4 million net barrels of proved oil reserves. The 63,000-acre South Hurghada concession contains a number of currently drillable exploratory prospects with substantial potential, plus two existing oil discoveries.

     Also, on July 22, 1996, Seagull announced plans for a stock merger with Global Natural Resources Inc. ("GNR") (the "Global Merger"). The Board of Directors of both Seagull and GNR have approved a definitive agreement calling for a stock merger whereby each share of GNR common stock would be converted into a right to receive between 0.72 and 0.88 shares of Seagull common stock. If Seagull's average price for a specified 20-day period is not greater than $22.50 per share, the exchange ratio would be fixed at 0.88 shares of Seagull. Conversely, if the average price equals or exceeds $27.50 per share, the exchange ratio would be fixed at 0.72 shares of Seagull. Within the specified price range, the exchange ratio would be determined by interpolation. Accordingly, the indicated value of the transaction, would be nearly $600 million. The Global Merger would be accounted for as a pooling of interests. GNR is engaged in worldwide oil and gas exploration and production with properties located in the U.S. (primarily in the Gulf of Mexico and along the Gulf Coast), Egypt, Cote d'Ivoire, Indonesia and Tatarstan, Russia.

     In addition to the facilities discussed above, Seagull has money market facilities with two major U. S. banks with a combined maximum commitment of $70 million. These lines of credit bear interest at rates made available by the banks at their discretion and may be canceled at either Seagull's or the banks' discretion. The lines are subject to annual renewal.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 14, 1996, the shareholders voted to elect three directors to serve until the 1999 Annual Meeting of Shareholders, adopt an amendment to the Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan and ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1996. Votes cast were as follows:

                                                                           For         Against     Abstained
                                                                        ------------------------------------
Election of Thomas H. Cruikshank as a Director of the Company .......   31,220,985         --         37,474
Election of John W. Elias as a Director of the Company ..............   31,224,555         --         33,904
Election of Sam F. Segnar as a Director of the Company ..............   31,225,485         --         32,974
Adoption of the Amendment to the 1993 Nonemployee Directors' Stock
  Option Plan .......................................................   26,634,445    2,847,361    1,776,653
Ratification of Selection of KPMG Peat
  Marwick LLP as Independent Auditors for 1996 ......................   30,018,714    1,217,641       22,104



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     *4.1 Credit Agreement, U. S. $175 million Reducing Revolving Credit Facility, dated December 30, 1993 by and among Seagull Energy Canada Ltd., each of the banks signatory thereto, and Chemical Bank of Canada, The Bank of Nova Scotia and Canadian Imperial Bank of Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed January 19, 1994; the First Amendment dated May 24, 1994 (without exhibits) is incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; the Second Amendment dated June 30, 1994 is incorporated by reference to Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 1994; the Third Amendment dated March 10, 1995 is incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 1994; the Fourth Amendment dated January 12, 1996 is incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K for the year ended December 31, 1995; the Fifth Amendment dated May 28, 1996 is filed herewith).

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

     *4.2 Credit Agreement, $725 million Reducing Revolving Credit and Competitive Bid Facility, dated May 24, 1994 by and among Seagull, each of the banks signatory thereto and Texas Commerce Bank National Association and Chemical Bank, as co-agents (without exhibits and schedules) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; the First Amendment dated June 30, 1994 is incorporated by reference to Exhibit 4.21 to Annual Report on Form 10-K for the year ended December 31, 1994; the Second Amendment dated March 10, 1995 is incorporated by reference to
               Exhibit 4.22 to Annual Report on Form 10-K for the year ended December 31, 1994; the Third Amendment dated January 12, 1996 is incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 1995; the Fourth Amendment dated May 28, 1996 is filed herewith).

     *#10.1 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1993; the Amendment to Nonemployee Directors' Stock Option Agreement(s) is filed herewith).

     *#10.2 Outside Directors Deferred Fee Plan of the Company, as amended and restated.

     *#10.3 Consulting Agreement effective May 1, 1996, by and between Seagull Energy Corporation and Robert W. Shower.

     *#10.4 Severance Agreement between Seagull Energy Corporation and William L. Transier.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K, CONTINUED

     *#10.5 Restricted Stock Agreement between Seagull Energy Corporation and William L. Transier made as of 14th day of May, 1996.

     *27       Financial Data Schedule.

(b)  Reports on Form 8-K:

     None.



- ---------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           PART II. OTHER INFORMATION


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SEAGULL ENERGY CORPORATION



                                   By:     /s/ William L. Transier
                                         -----------------------------------
                                         William L. Transier, Senior Vice
                                         President and Chief Financial
                                         Officer (Principal Financial Officer)


                                   Date: August 8, 1996
                                         -----------------------------------



                                   By:     /s/ Rodney W. Bridges
                                         -----------------------------------
                                         Rodney W. Bridges, Vice President and
                                         Controller (Principal Accounting
                                         Officer)


                                   Date: August 8, 1996
                                         -----------------------------------

                               EXHIBIT INDEX


EXHIBIT                                                                      PAGE
NUMBER                              DESCRIPTION                             NUMBER
- ------     ---------------------------------------------------------------  ------

Exhibits:

*4.1       Credit Agreement, U. S. $175 million Reducing Revolving Credit
           Facility, dated December 30, 1993 by and among Seagull Energy
           Canada Ltd., each of the banks signatory thereto, and Chemical
           Bank of Canada, The Bank of Nova Scotia and Canadian Imperial
           Bank of Commerce, as co-agents (without exhibits) (incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed
           January 19, 1994; the First Amendment dated May 24, 1994
           (without exhibits) is incorporated by reference to Exhibit 4.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; the Second Amendment dated June 30, 1994 is incorporated by reference to Exhibit 4.16 to Annual Report on Form 10-K for the year ended December 31, 1994; the Third Amendment dated
           March 10, 1995 is incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 1994;
           the Fourth Amendment dated January 12, 1996 is incorporated by reference to Exhibit 4.10 to Annual Report on Form 10-K for the year ended December 31, 1995; the Fifth Amendment dated May 28,
           1996 is filed herewith).

*4.2       Credit Agreement, $725 million Reducing Revolving Credit and
           Competitive Bid Facility, dated May 24, 1994 by and among
           Seagull, each of the banks signatory thereto and Texas Commerce
           Bank National Association and Chemical Bank, as co-agents
           (without exhibits and schedules) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994; the First Amendment dated June 30, 1994 is incorporated by reference to Exhibit 4.21 to Annual Report on Form 10-K for the year ended December 31, 1994; the Second
           Amendment dated March 10, 1995 is incorporated by reference to
           Exhibit 4.22 to Annual Report on Form 10-K for the year ended
           December 31, 1994; the Third Amendment dated January 12, 1996 is incorporated by reference to Exhibit 4.17 to Annual Report on Form 10-K for the year ended December 31, 1995; the Fourth
           Amendment dated May 28, 1996 is filed herewith).

EXHIBIT                                                                      PAGE
NUMBER                              DESCRIPTION                             NUMBER
- ------     ---------------------------------------------------------------  ------

Exhibits:

*#10.1     Seagull Energy Corporation 1993 Nonemployee Directors' Stock
           Option Plan including forms of agreements (the Plan is incorporated by reference to Exhibit 10.37 to Annual Report on Form 10-K for the year ended December 31, 1992; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1993; the Amendment to Nonemployee
           Directors' Stock Option Agreement(s) is filed herewith).

*#10.2 Outside Directors Deferred Fee Plan of the Company, as amended and restated.

*#10.3     Consulting Agreement effective May 1, 1996, by and between
           Seagull Energy Corporation and Robert W. Shower.

*#10.4     Severance Agreement between Seagull Energy Corporation and
           William L. Transier.

*#10.5 Restricted Stock Agreement between Seagull Energy Corporation and William L. Transier made as of 14th day of May, 1996.

*27        Financial Data Schedule.


- ----------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.