Form 10-Q
period 1996-09-30
SEAGULL ENERGY CORP
filed 1996-11-14
CIK 320321

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1996
                               -------------------------------------------------


                                       OR

____         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission file number    1-8094
                        ________________________________________________________

                           Seagull Energy Corporation
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

             Texas                                                  74-1764876
________________________________________________________________________________
State or other jurisdiction of                                  (I.R.S. Employer
incorporation or organization)                               Identification No.)

               1001 Fannin, Suite 1700, Houston, Texas      77002-6714
________________________________________________________________________________
               (Address of principal executive offices)     (Zip code)

                                 (713) 951-4700
________________________________________________________________________________
              (Registrant's telephone number, including area code)

                                      None
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  . No     .
                                             ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                            OUTSTANDING AT OCTOBER 31, 1996
                ------                           -------------------------------
     Common Stock, $.10 par value                            62,743,687

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                            PAGE
 Part I.  Financial Information                                           NUMBER

  Presentation of Financial Information...............................       3

  Consolidated Statements of Earnings - Three Months
    Ended September 30, 1996 and 1995 (Unaudited).....................       4

  Consolidated Statements of Earnings - Nine Months
    Ended September 30, 1996 and 1995 (Unaudited).....................       5

  Consolidated Balance Sheets - September 30, 1996
    and December 31, 1995 (Unaudited).................................       6

  Consolidated Statements of Cash Flows - Nine Months
    Ended September 30, 1996 and 1995 (Unaudited).....................       7

  Notes to Consolidated Financial Statements (Unaudited)..............       8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations (Unaudited)............................      14

Part II.  Other Information...........................................      28

Signatures............................................................      30

                          PART I. FINANCIAL INFORMATION

                      PRESENTATION OF FINANCIAL INFORMATION

          In the opinion of management, the following unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries ("Seagull" or the "Company") as of September 30, 1996, and the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and cash flows for the nine month periods then ended. As discussed in Note 1 to the Company's Unaudited Consolidated Financial Statements, the shareholders of Seagull and Global Natural Resources Inc. ("Global") approved a merger of a wholly owned subsidiary of Seagull into Global on October 3, 1996 (the "Merger"). Accordingly, the unaudited financial statements presented herein include the results of Seagull (the "Primary Financial Information") and, supplementally, the combined operations of Seagull and Global (the "Supplemental Financial Information" or the "Combined Company"). Certain adjustments were made to the Supplemental Financial Information to conform the accounting policies and presentation used by Seagull and Global. The Supplemental Financial Information does not include estimated transaction costs of the Merger of approximately $8-10 million (before tax). The estimated transaction costs will be expensed in the fourth quarter of 1996, the period in which the Merger was consummated. As discussed in Note 2 to the Company's Unaudited Consolidated Financial Statements, Seagull purchased all of the stock of Esso Suez Inc. and certain of the assets of Esso Egypt Limited effective September 10, 1996. The Unaudited Consolidated Financial Statements included herein include the results of operations of Esso Suez Inc. and of the certain assets of Esso Egypt Limited since September 10, 1996. All other adjustments made are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

          The financial information presented herein should be read in conjunction with the consolidated financial statements and notes included in Seagull's Annual Report on Form 10-K for the year ended December 31, 1995 and Global's Annual Report on Form 10-K for the year ended December 31, 1995.

          Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements include political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success discovering, developing and producing or acquiring oil and gas reserves, and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                                      Primary Financial                  Supplemental Financial
                                                                         Information                           Information
                                                             --------------------------------     ----------------------------------
                                                                     Three Months Ended                     Three Months Ended
                                                                        September 30,                          September 30,
                                                             --------------------------------     ----------------------------------
                                                                     1996              1995               1996               1995
                                                             ---------------    -------------     ---------------     --------------


Revenues:
  Gas and oil operations...................                         $72,594         $ 55,732            $ 98,175           $ 73,026
  Alaska transmission and distribution.....                          12,611           12,355              12,611             12,355
                                                             ---------------    -------------     ---------------     --------------
                                                                     85,205           68,087             110,786             85,381
Costs of Operations:
  Alaska transmission and distribution
    cost of gas sold.......................                           4,517            4,779               4,517              4,779
  Operations and maintenance...............                          25,575           25,487              35,323             33,058
  Exploration charges......................                           9,597            7,733              10,654              9,750
  Depreciation, depletion and amortization.                          30,629           29,633              36,533             35,668
                                                             ---------------    -------------     ---------------     --------------
                                                                     70,318           67,632              87,027             83,255
                                                             ---------------    -------------     ---------------     --------------

Operating Profit...........................                          14,887              455              23,759              2,126

Other (Income) Expense:
  General and administrative...............                           2,244            2,876               3,643              3,601
  Interest expense.........................                          10,781           13,568              10,795             13,605
  Gain on sales of property,
    plant and equipment, net...............                          (1,839)         (82,028)             (2,330)           (81,963)
  Interest income and other................                            (262)             224              (1,986)            (1,665)
                                                             ---------------    -------------     ---------------     --------------
                                                                     10,924          (65,360)             10,122            (66,422)
                                                             ---------------    -------------     ---------------     --------------

Earnings Before Income Taxes...............                           3,963           65,815              13,637             68,548

Income Tax Expense.........................                           2,330           24,265               6,179             24,856
                                                             ---------------    -------------     ---------------     --------------

Net Earnings...............................                         $ 1,633         $ 41,550            $  7,458           $ 43,692
                                                             ===============    =============     ===============     ==============

Earnings Per Share.........................                         $  0.04         $   1.13            $   0.12           $   0.70
                                                             ===============    =============     ===============     ==============

Weighted Average Number of Common Shares
  Outstanding (in thousands)...............                          37,011           36,768              63,934             62,752
                                                             ===============    =============     ===============     ==============



See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF EARNINGS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                                       Primary Financial                  Supplemental Financial
                                                                          Information                           Information
                                                              ---------------------------------    ---------------------------------
                                                                       Nine Months Ended                     Nine Months Ended
                                                                         September 30,                          September 30,
                                                              ---------------------------------    ---------------------------------
                                                                     1996               1995              1996               1995
                                                              --------------    ---------------    --------------     --------------

Revenues:
  Gas and oil operations...................                        $217,896           $178,219          $296,319           $230,198
  Alaska transmission and distribution.....                          63,744             66,205            63,744             66,205
                                                              --------------    ---------------    --------------     --------------
                                                                    281,640            244,424           360,063            296,403
Costs of Operations:
  Alaska transmission and distribution
    cost of gas sold.......................                          26,974             31,267            26,974             31,267
  Operations and maintenance...............                          76,588             82,229           104,843            104,244
  Exploration charges......................                          24,438             21,752            30,839             30,239
  Depreciation, depletion and amortization.                          92,949             96,217           111,731            114,386
  Impairment of long-lived assets..........                               -             44,376                 -             48,842
                                                              --------------    ---------------    --------------     --------------
                                                                    220,949            275,841           274,387            328,978
                                                              --------------    ---------------    --------------     --------------

Operating Profit (Loss)....................                          60,691            (31,417)           85,676            (32,575)

Other (Income) Expense:
  General and administrative...............                          10,177             15,377            14,033             18,483
  Interest expense.........................                          33,435             41,499            33,478             41,613
  Gain on sales of property,
    plant and equipment, net...............                          (2,223)           (82,365)           (2,711)           (82,316)
  Interest income and other................                            (730)              (188)           (2,988)            (2,899)
                                                              --------------    ---------------    --------------     --------------
                                                                     40,659            (25,677)           41,812            (25,119)
                                                              --------------    ---------------    --------------     --------------

Earnings (Loss) Before Income Taxes........                          20,032             (5,740)           43,864             (7,456)

Income Tax Expense (Benefit)...............                           9,460             (1,615)           21,028              1,681
                                                              --------------    ---------------    --------------     --------------

Net Earnings (Loss)........................                        $ 10,572           $ (4,125)         $ 22,836           $ (9,137)
                                                              ==============    ===============    ==============     ==============

Earnings (Loss) Per Share..................                        $   0.29           $  (0.11)         $   0.36           $  (0.15)
                                                              ==============    ===============    ==============     ==============

Weighted Average Number of Common Shares
  Outstanding (in thousands)...............                          37,046             36,128            63,828              62,071
                                                              ==============    ===============    ==============     ==============


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          Item 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         Primary                              Supplemental
                                                                  Financial Information                  Financial Information
                                                          -----------------------------------   ------------------------------------
                                                             September 30,      December 31,      September 30,        December 31,
                                                                 1996               1995              1996                 1995
                                                          ----------------   ----------------   -----------------   ----------------

 ASSETS
   Current Assets:
     Cash and cash equivalents.........................      $   17,828         $   11,205           $   32,937          $   21,477
     Short-term liquid investments.....................               -                  -                    -               5,004
     Accounts receivable, net..........................          94,763            119,898              107,232             131,709
     Inventories.......................................          12,577              4,947               14,080               6,969
     Prepaid expenses and other........................           8,989             11,331               11,106              16,272
                                                          ----------------   ----------------   -----------------   ----------------
       Total Current Assets............................         134,157            147,381              165,355             181,431

   Property, Plant and Equipment - at cost (successful
     efforts method for gas and oil properties)........       1,740,875          1,581,002            1,973,664           1,783,163
   Accumulated Depreciation, Depletion and Amortization         656,801            569,587              751,857             652,985
                                                          ----------------   ----------------   -----------------   ----------------
                                                              1,084,074          1,011,415            1,221,807           1,130,178

   Other Assets........................................          39,891             40,000               45,221              47,516
                                                          ----------------   ----------------   -----------------   ----------------

   Total Assets........................................      $1,258,122         $1,198,796           $1,432,383          $1,359,125
                                                          ================   ================   =================   ================

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
     Accounts payable..................................      $   75,426         $   83,111           $   84,945          $   94,318
     Accrued expenses..................................          25,758             33,080               39,334              50,224
     Current maturities of long-term debt..............           7,227              1,214                8,914               1,650
                                                          ----------------   ----------------   -----------------   ----------------
       Total Current Liabilities.......................         108,411            117,405              133,193             146,192

   Long-Term Debt......................................         589,395            545,343              604,583             557,107
   Other Noncurrent Liabilities........................          52,948             52,276               53,620              53,237
   Deferred Income Taxes...............................          45,802             36,104               40,665              29,586

   Redeemable Bearer Shares............................               -                  -               16,103              16,591

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized
      100,000,000 shares; Primary - issued
      36,776,878 shares and 36,561,290 shares,
      respectively, and Supplemental - 62,980,843
      shares and 62,562,187, respectively..............           3,678              3,656                6,298               6,256
     Additional paid-in capital........................         329,942            326,918              481,667             477,018
     Retained earnings.................................         135,163            124,591              103,471              80,635
     Foreign currency translation adjustment...........             669                389                  669                 389
     Less - note receivable from employee stock
       ownership plan..................................          (4,922)            (4,922)              (4,922)             (4,922)
     Less - 308,812 shares of Common
       Stock held in Treasury, at cost.................          (2,964)            (2,964)              (2,964)             (2,964)
                                                          ----------------   ----------------   -----------------   ----------------

       Total Shareholders' Equity......................         461,566            447,668              584,219             556,412

   Commitments and Contingencies.......................
                                                          ----------------   ----------------   -----------------   ----------------

   Total Liabilities and Shareholders' Equity..........      $1,258,122         $1,198,796           $1,432,383          $1,359,125
                                                          ================   ================   =================   ================


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                          Item 1. FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                Primary Financial           Supplemental Financial
                                                                                   Information                    Information
                                                                          ---------------------------    ---------------------------
                                                                                Nine Months Ended              Nine Months Ended
                                                                                   September 30,                  September 30,
                                                                          ---------------------------    ---------------------------
                                                                               1996           1995            1996             1995
                                                                          -----------      ----------    -----------      ----------

 Operating Activities:
   Net earnings (loss)..........................................           $  10,572       $  (4,125)      $  22,836      $  (9,137)
   Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Depreciation, depletion and amortization...................              95,478          98,624         114,260        116,793
     Impairment of gas and oil properties.......................                   -          44,376               -         48,842
     Amortization of deferred financing costs...................               2,362           2,570           2,362          2,570
     Deferred income taxes......................................               9,639          (7,506)         11,020        (10,459)
     Dry hole expense...........................................              13,551          11,407          14,137         16,425
     Gain on sales of property, plant and equipment, net........              (2,223)        (82,365)         (2,711)       (82,316)
     Other......................................................                 174            (395)            197           (439)
                                                                          -------------    ------------   -----------    -----------
                                                                             129,553          62,586         162,101         82,279
     Changes in operating assets and
      liabilities, net of acquisitions:
       Decrease in short-term liquid investments................                   -               -           5,010         22,084
       Decrease in accounts receivable..........................              32,138          26,705          31,480         27,967
       Decrease in inventories, prepaid expenses and other......               1,122           7,911           4,742          8,378
       Decrease in accounts payable.............................              (9,271)        (35,939)        (10,959)       (38,963)
       Decrease in accrued expenses and other...................              (5,451)        (12,910)         (9,359)       (15,763)
                                                                          -------------    ------------   -----------    -----------

          Net Cash Provided By Operating Activities.............             148,091          48,353         183,015         85,982

 Investing Activities:
   Capital expenditures.........................................             (95,124)        (57,208)       (135,946)       (94,195)
   Acquisitions, net of cash acquired...........................            (100,153)              -        (100,153)             -
   Proceeds from sales of property, plant and equipment.........               2,861         102,865           5,879        103,301
   Other........................................................                   -               -           1,897           (577)
                                                                          -------------    ------------   -----------    -----------

          Net Cash Provided By (Used In) Investing Activities...            (192,416)         45,657        (228,323)         8,529

 Financing Activities:
   Proceeds from revolving lines of credit and other borrowings.             267,259         550,296         272,559        557,996
   Principal payments on revolving lines of credit and
    other borrowings............................................            (210,393)       (683,569)       (211,018)      (684,844)
   Proceeds from monetary production payment....................                   -          46,242               -         46,242
   Principal payments on monetary production payment liability..              (7,088)              -          (7,088)             -
   Proceeds from sales of common stock..........................               2,391             764           4,000          1,462
   Other........................................................              (1,213)         (1,493)         (1,677)        (2,583)
                                                                          -------------    ------------   -----------    -----------

          Net Cash Provided by (Used in) Financing Activities...              50,956         (87,760)         56,776        (81,727)

 Effect of Exchange Rate Changes on Cash........................                  (8)           (220)             (8)          (220)
                                                                          -------------    ------------   -----------    -----------

          Increase In Cash And Cash Equivalents.................               6,623           6,030          11,460         12,564

 Cash And Cash Equivalents At Beginning Of Period...............              11,205           6,432          21,477         10,313
                                                                          -------------    ------------   -----------    -----------

 Cash And Cash Equivalents At End Of Period.....................           $  17,828       $  12,462       $  32,937      $  22,877
                                                                          =============    ============   ===========    ===========


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

          On October 3, 1996, the shareholders of Seagull Energy Corporation ("Seagull") and Global Natural Resources Inc. ("Global") approved a merger of a wholly owned subsidiary of Seagull into Global (the "Merger"). Pursuant to the Merger, each share of Global common stock was converted into 0.88 shares of Seagull common stock. The Merger will be accounted for as a pooling of interests. Accordingly, the unaudited financial statements presented herein include the results of Seagull (the "Primary Financial Information") and, supplementally, the combined operations of Seagull and Global (the "Supplemental Financial Information" or the "Combined Company"). The Supplemental Financial Information does not include estimated transaction costs of the Merger of approximately $8-10 million (before tax). The estimated transaction costs of the Merger will be expensed in the fourth quarter of 1996, the period in which the Merger was consummated.

Changes in Financial Presentations.

          Certain reclassifications have been made in the 1995 unaudited financial statements to conform to the presentation used in 1996.



Supplemental Disclosures of Cash Flow Information.


(Dollars in Thousands)
--------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                           September 30,
                                                   -----------------------------
                                                            Primary
                                                      Financial Information
                                                   -----------------------------
                                                      1996             1995
                                                   ------------     ------------
Cash paid during the period for:
  Interest (net of amount capitalized).........     $37,975            $46,436
  Income taxes.................................     $ 3,142            $   833
================================================================================

Gas and Oil Properties.

          Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This SFAS requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Under SFAS No. 121, the Company reviewed the impairment of gas and oil properties on a depletable unit basis. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit was recognized. Fair value, on a depletable unit basis, was estimated to be the present value of expected future cash flows computed by applying estimated future gas and oil prices, as determined by management, to estimated future production of gas and oil reserves over the economic lives of the reserves. As a result of the adoption of SFAS No. 121,
                                      -8-

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

the Company recognized a non-cash pre-tax charge against earnings during the first quarter of 1995 of $44.4 million.

Earnings Per Share.

          The weighted average number of common shares outstanding used in the computation of earnings per share for the three months ended September 30, 1996 and 1995 and nine months ended September 30, 1996 gives effect to the assumed exercise of dilutive stock options as of the beginning of the period. The effect of the assumed exercise of stock options as of the beginning of the period has an anti-dilutive effect on the computation of loss per share for the nine months ended September 30, 1995 and has therefore not been included in the weighted average number of common shares outstanding.


NOTE 2.  ACQUISITIONS

          On September 10, 1996, Seagull purchased the stock of Esso Suez Inc. ("ESI") and certain assets of Esso Egypt Limited (the "EEL Assets") for a net purchase price of approximately $74 million in cash (the "Esso Suez Acquisition") financed through additional borrowings under Seagull's revolving credit facilities (the "Credit Facilities"). ESI holds a 100% interest in the East Zeit oil producing concession in the offshore Gulf of Suez, and the EEL Assets consist of the entire working interest in the South Hurghada concession located onshore on the coast of the Gulf of Suez approximately 250 miles southeast of Cairo. As of September 10, 1996, the ESI concession area contained approximately 17 million net barrels of proved oil reserves. The 63,000-acre South Hurghada concession contains a number of currently drillable exploratory prospects, plus two existing oil discoveries.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          The following table presents the unaudited pro forma results of the combined operations of Seagull, Global, ESI and the EEL Assets for the nine months ended September 30, 1996 and 1995 as though the Merger and Esso Suez Acquisition had occurred on January 1, 1995. The Pro Forma Combined information does not include estimated transaction costs of the Merger of approximately $8-10 million (before tax). The estimated transaction costs will be expensed in the fourth quarter of 1996, the period in which the Merger was consummated.


(Dollars in Thousands Except Per Share Amounts)
---------------------------------------------------------------------------------------------------------------------
                                                     Nine Months Ended September 30, 1996
                          -------------------------------------------------------------------------------------------
                            Primary       Esso
                           Financial      Suez                   Seagull/                                Pro Forma
                          Information      (*)     Adjustments  Esso Suez      Global     Adjustments     Combined
                          -------------------------------------------------------------------------------------------
Revenues................      $281,640   $34,314      $     -     $315,954     $82,525       $(4,102)      $394,377

Operating expenses......       220,949    22,864       (5,636)     238,177      61,396        (7,958)       291,615
---------------------------------------------------------------------------------------------------------------------
Operating profit........        60,691    11,450        5,636       77,777      21,129         3,856        102,762
Other (income) expense..        40,659       (56)       3,105       43,708      (2,703)        3,856         44,861
---------------------------------------------------------------------------------------------------------------------
Earnings before
 income taxes...........        20,032    11,506        2,531       34,069      23,832             -         57,901
Income tax expense......         9,460     7,055       (1,087)      15,428      10,187         1,381         26,996
---------------------------------------------------------------------------------------------------------------------
Net earnings............      $ 10,572   $ 4,451      $ 3,618     $ 18,641     $13,645       $(1,381)      $ 30,905
=====================================================================================================================
Earnings per share......      $   0.29                            $   0.50                                 $   0.48
=====================================================================================================================

(*) Represents the results of operations of ESI for the period January 1, 1995 through the date of the Esso Suez Acquisition, September 10, 1996. The results of operations of ESI subsequent to the date of acquisition are included in the Primary Financial Information.


                                                       Nine Months Ended September 30, 1995
                            -----------------------------------------------------------------------------------------
                              Primary
                             Financial       Esso                   Seagull/                                Pro Forma
                            Information      Suez     Adjustments  Esso Suez     Global      Adjustments     Combined
                            -----------------------------------------------------------------------------------------
Revenues..................     $244,424    $58,213      $     -    $302,637      $55,252        $(3,273)     $354,616
Operating expenses........      275,841     27,180       (2,326)    300,695       55,050         (1,913)      353,832
---------------------------------------------------------------------------------------------------------------------
Operating profit (loss)...      (31,417)    31,033        2,326       1,942          202         (1,360)          784
Other (income) expense....      (25,677)       (34)       3,360     (22,351)      (2,548)         3,106       (21,793)
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) before
 income taxes.............       (5,740)    31,067       (1,034)     24,293        2,750         (4,466)       22,577
Income tax
 expense (benefit)........       (1,615)    18,397       (1,176)     15,606        6,249         (2,953)       18,902
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss).......     $ (4,125)   $12,670      $   142    $  8,687      $(3,499)       $(1,513)     $  3,675
=====================================================================================================================
Earnings (loss) per share.     $  (0.11)                           $   0.24                                  $   0.06
=====================================================================================================================

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          The following table sets forth the combining supplemental balance sheet information of Seagull and Global as though the Merger occurred on September 30, 1996.


(Dollars in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                       September 30, 1996
                                             ------------------------------------------------------------------------
                                                 Primary                                                 Supplemental
                                                 Financial                                                 Financial
                                                Information          Global         Adjustments           Information
                                             ------------------------------------------------------------------------
Current Assets..........................         $  134,157         $ 31,198           $     -            $  165,355
Property, Plant and Equipment, net......          1,084,074          137,733                 -             1,221,807
Other Assets............................             39,891            5,330                 -                45,221
---------------------------------------------------------------------------------------------------------------------
Total Assets............................         $1,258,122         $174,261           $     -            $1,432,383
=====================================================================================================================
Current Liabilities.....................         $  108,411         $ 24,782           $     -            $  133,193
Long-term Debt..........................            589,395           15,188                 -               604,583
Other Noncurrent Liabilities............             52,948              672                 -                53,620
Deferred Income Taxes...................             45,802                -            (5,137)               40,665
Redeemable Bearer Shares................                  -           16,103                 -                16,103
Shareholders' Equity....................            461,566          117,516             5,137               584,219
---------------------------------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity..................         $1,258,122         $174,261           $     -            $1,432,383
=====================================================================================================================

          The unaudited pro forma information does not purport to be indicative of actual results if the Merger and the Esso Suez Acquisition had been in effect for the periods indicated, or of future results.


NOTE 3.  LONG-TERM DEBT

          On May 28, 1996, the Credit Facilities were amended to extend the maturity date two years and reduce stated interest rate margins. The Credit Facilities have a maximum commitment of $750 million. Under the new terms of the Credit Facilities, the commitments thereunder begin to decline on March 31, 1999 in equal quarterly reductions of approximately $46 million and a final reduction of approximately $56 million on December 31, 2002. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or competitive bid rate.

          The amount of senior indebtedness available to Seagull is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of Seagull's Gas and Oil Operations segment and the financial performance of Seagull's other business segment. The Borrowing Base is generally determined annually but may be redetermined one additional time each year, at the option of either Seagull or the banks. With the Esso Suez Acquisition, Seagull requested and received a $50 million increase in the Borrowing Base to $550 million on October 1, 1996.


NOTE 4.  COMMITMENTS AND CONTINGENCIES

          The Company is a party to ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition and results of operations, if any, will not be material.

NOTE 5.  SUPPLEMENTAL FINANCIAL INFORMATION

Changes in Financial Presentations.

          Certain adjustments have been made to the Supplemental Financial Information to conform the accounting principles and presentation used by Seagull and Global.

Supplemental Disclosures of Cash Flow Information.


(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended September 30,
                                                                                   ---------------------------------
                                                                                             Supplemental
                                                                                        Financial Information
                                                                                   ---------------------------------
                                                                                        1996               1995
                                                                                   ---------------     -------------
Cash paid during the period for:
  Interest (net of amount capitalized).....................................            $38,660            $46,493
  Income taxes.............................................................            $13,247            $ 6,607
====================================================================================================================


Gas and Oil Properties.

          Global originally adopted SFAS No. 121 effective December 31, 1995 and recorded a pre-tax non-cash charge against earnings of $1.7 million for the impairment of proved oil and gas properties determined on the same basis as Seagull's impairment described above. Global's impairment has been reclassified to the first quarter of 1995 to conform to Seagull's date of adoption of SFAS No. 121.

Other Property and Equipment.

          Under SFAS No. 121, Global grouped and evaluated other property and equipment for impairment based on the ability to identify separate cash flows generated therefrom. As a result, Global recognized a pre-tax non-cash charge against earnings of $2.8 million for impairment of other property and equipment. Global's impairment has been reclassified to the first quarter of 1995 to conform to the Seagull date of adoption of SFAS No. 121.

Earnings Per Share.

          The weighted average number of common shares outstanding used in the computation of earnings per share for the Supplemental Financial Information assumed Global common stock was converted at a ratio of .88 shares of Seagull common stock for each share of Global common stock and common stock equivalent.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Long-Term Debt.

          On July 16, 1996, the credit agreement dated May 19, 1995 (the "Global Credit Agreement") was amended to extend the maturity date one year and increase the maximum commitment. The Global Credit Agreement has a maximum commitment of $41.6 million, subject to a borrowing base. The bank has agreed to extend letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Global Credit Agreement) minus the aggregate principal amount of all loans then outstanding under the Global Credit Agreement. As of September 30, 1996 and December 31, 1995, under this agreement, there were no loans outstanding and approximately $18 million in letters of credit had been issued. These letters of credit are primarily associated with the Redeemable Bearer Shares (see below). Subsequent to the Merger, the Global Credit Agreement has been canceled and the letters of credit reissued under the Credit Facilities.

Redeemable Bearer Shares.

          In August 1993, Global received $19.2 million from the Hambros Channel Islands Trust Corporation Limited in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of September 30, 1996, there were 2,480,740 outstanding bearer share warrants. The loan is secured by a letter of credit which is issued under the Global Credit Agreement. During 1996 and 1995 there were no drawings under the letter of credit. In July 2008, the obligation of the Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and will be accounted for as an increase in additional paid-in capital.
                                      -13-

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)


                                     GENERAL

          On October 3, 1996, the shareholders of Seagull Energy Corporation ("Seagull" or the "Company") and Global Natural Resources Inc. ("Global") approved a merger of a wholly owned subsidiary into Global (the "Merger"). The Merger will be accounted for as a pooling of interests. Accordingly, the unaudited financial statements presented herein include the results of Seagull (the "Primary Financial Information") and, supplementally, the combined operations of Seagull and Global (the "Supplemental Financial Information" or the "Combined Company"). The following discussion is intended to assist in an understanding of both the Primary Financial Information and the Supplemental Financial Information for each of the periods indicated. See the discussion immediately below regarding the Primary Financial Information and see page 22 of Management's Discussion and Analysis of Financial Condition and Results of Operations for the discussion regarding the Supplemental Financial Information. The accompanying unaudited financial statements and the notes thereto, and the consolidated financial statements and notes included in Seagull's Annual Report on Form 10-K for the year ended December 31, 1995 and Global's Annual Report on Form 10-K for the year ended December 31, 1995 contain detailed information that should be referred to in conjunction with the following discussion.

              RESULTS OF OPERATIONS - PRIMARY FINANCIAL INFORMATION


  CONSOLIDATED HIGHLIGHTS
  ------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands Except Per Share Amounts)
                                        Three Months Ended                       Nine Months Ended
                                           September 30,                            September 30,
                                     --------------------------   Percent    -------------------------- Percent
                                         1996         1995        Change        1996         1995        Change
                                     -------------------------------------------------------------------------------
  Revenues:
    Gas and oil operations (*)......   $72,594       $55,732      +   30      $217,896     $178,219       + 22
    Alaska transmission and
        distribution................    12,611        12,355      +    2        63,744       66,205       -  4
  ------------------------------------------------------------------------------------------------------------------
                                       $85,205       $68,087      +   25      $281,640     $244,424       + 15
  ==================================================================================================================

  Operating Profit (Loss):
    Gas and oil operations (*)......   $13,602       $  (452)     +3,109      $ 45,516     $(45,252)      +201
    Alaska transmission and
        distribution................     1,285           907      +   42        15,175       13,835       + 10
  ------------------------------------------------------------------------------------------------------------------
                                       $14,887       $   455      +3,172      $ 60,691     $(31,417)      +293
  ==================================================================================================================

  Net Earnings (Loss)...............   $ 1,633       $41,550      -   96      $ 10,572     $ (4,125)      +356
  Earnings (Loss) Per Share.........   $  0.04       $  1.13      -   96      $   0.29     $  (0.11)      +364
  Net Cash Provided by Operating
      Activities Before Changes in
      Operating Assets and
      Liabilities...................   $42,351       $15,767      +  169      $129,553     $ 62,586       +107
  Net Cash Provided by Operating
      Activities....................   $45,208       $12,123      +  273      $148,091     $ 48,353       +206
  Weighted Average Number of Common
      Shares Outstanding (in
      thousands)....................    37,011        36,768      +    1        37,046       36,128       +  3
  ==================================================================================================================

(*) The Company restated its results of operations for the three and nine months ended September 30, 1995, to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. These assets disposed of contributed $5.2 million and $17.6 million in revenues and $2.1 million and $6.2 million in operating profit for the three and nine months ended September 30, 1995, respectively.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

PRIMARY FINANCIAL INFORMATION
CONSOLIDATED HIGHLIGHTS, Continued

          The increase in net earnings for the nine months ended September 30, 1996 was due to the increase in operating profit and decreases in general and administrative ("G&A") expense and interest expense, which were partially offset by the absence of the pre-tax gain on sale of certain pipeline assets (the "Pipeline Assets") of $82 million and an increase in income taxes. The decrease in net earnings for the 1996 third quarter versus the 1995 third quarter was due to the absence of the pre-tax gain on sale of the Pipeline Assets of $82 million partially offset by an increase in operating profit and a decrease in income taxes. Revenues and operating profit are discussed in the respective segment sections. G&A expense and interest expense are discussed under the "Other (Income) Expense" section, and income taxes are discussed under the "Income Taxes" section.

          Net cash provided by operating activities before and after changes in operating assets and liabilities increased for the three and nine month periods of 1996 versus 1995 primarily due to increases in exploration and production ("E&P") revenues which were due to increases in natural gas prices.

          On September 25, 1995, Seagull and three other sellers completed the sale of their disparate interests in 19 natural gas gathering systems and a gas processing plant. Net proceeds after payment of transaction costs were used to reduce Seagull's borrowings under Seagull's revolving credit facilities (the "Credit Facilities"). For the three and nine months ended September 30, 1995, the Pipeline Assets contributed $5.2 million and $17.6 million, respectively in revenues and $2.1 million and $6.2 million, respectively, to the operating profit of the Gas and Oil Operations segment. With the sale of the Pipeline Assets, Seagull's former Exploration and Production segment and the Pipeline and Marketing segment have been combined into Gas and Oil Operations.

          Natural gas is stated herein in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl"). MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MBOE and BOE represent the equivalent of one thousand barrels and one barrel of oil, respectively, on the same basis described above.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

PRIMARY FINANCIAL INFORMATION


GAS AND OIL OPERATIONS (*)
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                              ------------------------ Percent    ----------------------- Percent
                                                  1996        1995      Change       1996        1995      Change
                                              ---------------------------------------------------------------------
Revenues:
   Gas .....................................    $59,845     $41,754     +   43      $180,973    $134,512    + 35
   Oil and NGL..............................      9,558       5,509     +   73        22,607      17,396    + 30
   Other....................................      3,191       8,469     -   62        14,316      26,311    - 46
-------------------------------------------------------------------------------------------------------------------
   Total Revenues...........................     72,594      55,732     +   30       217,896     178,219    + 22
Direct Operating Expense....................     17,404      18,001     -    3        52,388      55,955    -  6
General Operating Expense...................      3,338       2,811     +   19         8,540      11,107    - 23
Exploration Charges.........................      9,597       7,734     +   24        24,438      21,753    + 12
Depreciation, Depletion and Amortization....     28,653      27,638     +    4        87,014      90,280    -  4
Impairment of long-lived assets.............          -           -          -             -      44,376    -100
-------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss).....................    $13,602     $  (452)    +3,109      $ 45,516    $(45,252)   +201
===================================================================================================================

(*) The Company restated its results of operations for the three and nine months ended September 30, 1995 to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. These assets disposed of contributed $5.2 million and $17.6 million in revenues and $2.1 million and $6.2 million in operating profit for the three and nine months ended September 30, 1995, respectively.


          The increase in operating profit for the three and nine months ended September 30, 1996 was primarily due to the Gas and Oil Operations segment's 35% and 32%, respectively, increase in domestic natural gas prices. Operating profit for the nine months ended September 30, 1996 also benefited from the absence of the pre-tax non-cash impairment of long-lived assets of $44.4 million recorded in the first quarter of 1995.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

PRIMARY FINANCIAL INFORMATION
GAS AND OIL OPERATIONS, continued


EXPLORATION AND PRODUCTION REVENUE DATA
--------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                  Nine Months Ended
                                                   September 30,                       September 30,
                                              ------------------------ Percent    -----------------------Percent
                                                   1996        1995     Change        1996       1995     Change
                                              ---------------------------------------------------------------------
DOMESTIC:
Natural Gas Sales:
  Net Daily Production (MMcf)...............       276.3      250.1      +10          286.0     274.4      + 4
  Average Sales Price ($ per Mcf)...........        2.14       1.59      +35           2.08      1.58      +32
Oil and NGL Sales:
  Net Daily Production (Bbl)................       3,393      3,025      +12          3,334     3,109      + 7
  Average Sales Price ($ per Bbl)...........       18.74      15.06      +24          17.76     15.82      +12
-------------------------------------------------------------------------------------------------------------------
CANADA:
Natural Gas Sales:
  Net Daily Production (MMcf)...............        57.5       58.3      - 1           56.1      59.2      - 5
  Average Sales Price ($ per Mcf)...........        1.05       0.96      + 9           1.18      0.98      +20
Oil and NGL Sales:
  Net Daily Production (Bbl)................       1,011      1,372      -26            991     1,158      -14
  Average Sales Price ($ per Bbl)...........       15.51      10.45      +48          15.16     12.57      +21
-------------------------------------------------------------------------------------------------------------------
EGYPT:
Oil Sales:
  Net Daily Production (Bbl)(*).............       1,174          -       NA            394         -       NA
  Average Sales Price ($ per Bbl)...........       20.97          -       NA          20.97         -       NA
===================================================================================================================

(*) Oil production in Egypt reflects the Esso Suez Acquisition (see below) on September 10, 1996. Net daily oil and NGL production presented above reflects the Company's production divided by the number of days in the appropriate period. Net daily oil production based on the number of days the Egyptian assets were owned by Seagull (September 10 through September 30, 1996) would be 5,413 Bbl.


          The increase in revenues for the three and nine months ended September 30, 1996 as compared to 1995 was primarily the net result of two factors - (i) increases in the Company's average realized price of natural gas for its domestic E&P activities; and (ii) decreases in revenues related to the sale of the Pipeline Assets. While the Company had voluntary curtailments during 1995 as a result of the low natural gas price environment, there have been no voluntary curtailments in the U.S. since October 1995. The resulting increases in natural gas and oil production were partially offset by normal declines in domestic and Canadian production from developed properties combined with the impact of substantially lower levels of development expenditures in late 1994 and all of 1995, which was also a result of the low natural gas price environment. Oil production in Egypt reflects the Company's purchase, on September 10, 1996, of the stock of Esso Suez Inc. ("ESI") and certain assets of Esso Egypt Limited (the "EEL Assets") (the "Esso Suez Acquisition").

          In late 1995, Seagull initiated an active risk management program for both its own E&P production and third party activities, utilizing such derivative financial instruments as futures contracts, options and swaps. The primary objective of the risk management program is to help ensure more stable cash flow. The risk management program is also an important part of Seagull's third-party marketing efforts, allowing Seagull to convert a customer's requested price to a price structure that is consistent with Seagull's overall pricing strategy. Seagull accounts for its commodity derivative contracts as hedging activities and, accordingly, the effect of hedging activities is included in revenues when the commodities are produced. Seagull's outstanding

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

PRIMARY FINANCIAL INFORMATION
GAS AND OIL OPERATIONS, continued

contracts for commodity hedging activities at September 30, 1996 are not expected to have a material impact on the results of operations or financial condition of Seagull.

         Direct operating expenses decreased for the nine months ended September 30, 1996 primarily due to the absence of the operations and maintenance costs attributable to the Pipeline Assets sold in September 1995. This decrease in direct operating expense was partially offset by an increase in direct operating expenses for the Company's E&P activities; however direct operating expenses per equivalent unit of production were essentially unchanged from the prior year.

         Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result of the adoption of SFAS No. 121, the Company recognized a pre-tax non-cash impairment of $44.4 million during the first quarter of 1995. The Company's average domestic depreciation, depletion and amortization ("DD&A") rate decreased for both the three and nine months ended September 30, 1996 versus 1995 primarily as the result of the cumulative effect of several small changes in the components of DD&A expense, including an upward revision of proved reserves for certain properties. Results for the nine months ended September 30, 1996 also benefited from a reduction in the DD&A rate due to the impairment charge recorded in the first quarter of 1995.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)


PRIMARY FINANCIAL INFORMATION

ALASKA TRANSMISSION AND DISTRIBUTION
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                                 -----------------------  Percent  ---------------------- Percent
                                                    1996        1995      Change     1996       1995      Change
                                                 ------------------------------------------------------------------
Revenues.......................................... $12,611    $12,355      + 2      $63,744    $66,205      - 4
Cost of Gas Sold..................................   4,517      4,779      - 5       26,974     31,267      -14
-------------------------------------------------------------------------------------------------------------------
Gross Margin......................................   8,094      7,576      + 7       36,770     34,938      + 5
Operations and Maintenance Expense................   4,833      4,674      + 3       15,660     15,166      + 3
Depreciation, Depletion and Amortization..........   1,976      1,995      - 1        5,935      5,937        -
-------------------------------------------------------------------------------------------------------------------
Operating Profit.................................. $ 1,285    $   907      +42      $15,175    $13,835      +10
===================================================================================================================

OPERATING DATA:
Degree Days (*)...................................     948        732      +30        6,771      6,417      + 6
Volumes (Bcf):
  Gas Sold........................................     2.9        2.7      + 7         17.2       17.7      - 3
  Gas Transported.................................     5.3        5.5      - 4         15.3       13.2      +16
  Combined........................................     8.2        8.2        -         32.5       30.9      + 5
Margins ($ per Mcf):
  Gas Sold........................................    2.06       2.03      + 1         1.73       1.67      + 4
  Gas Transported.................................    0.41       0.38      + 8         0.45       0.40      +13
  Combined........................................    0.99       0.93      + 6         1.13       1.13        -
Customers (end of period).........................  93,176     91,174      + 2       93,176     91,174      + 2
===================================================================================================================

 (*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

          Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the nine month period ended September 30, 1996 improved from the 1995 period primarily as a result of slightly higher volumes due to colder weather and an increased number of customers.

          This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

OTHER (INCOME) EXPENSE
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                             Three Months Ended                    Nine Months Ended
                                                September 30,                         September 30,
                                           -------------------------  Percent    ------------------------ Percent
                                               1996         1995       Change       1996         1995      Change
                                           ------------- ----------- ----------- ------------ ----------- ----------
 General and Administrative................. $ 2,244     $  2,876       - 22      $10,177     $ 15,377      - 34
 Interest Expense ..........................  10,781       13,568       - 21       33,435       41,499      - 19
 Gains on Sale of Property, Plant and
   Equipment, net...........................  (1,839)     (82,028)      - 98       (2,223)     (82,365)     - 97
 Interest Income and Other..................    (262)         224       -217         (730)        (188)     +288
--------------------------------------------------------------------------------------------------------------------
                                             $10,924     $(65,360)      +117      $40,659     $(25,677)     +258
====================================================================================================================

          G&A expenses decreased for the nine months ended September 30, 1996 in comparison to 1995 primarily due to the absence of one-time pre-tax charges of $8 million recorded during the second quarter of 1995 to account for expenses involved in the Company's workforce reduction and consolidation and decreases in costs associated with compensation plans that are

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)


PRIMARY FINANCIAL INFORMATION
OTHER (INCOME) EXPENSE, Continued

tied directly to the price of Seagull Common Stock, partially offsett by increases in accrued incentive compensation expense. G&A expenses also decreased for the three ended September 30, 1996 in comparison to 1995 primarily due to decreases in costs associated with compensation plans that are tied directly to the price of Seagull Common Stock, partially offset by increases in accrued incentive compensation expense. The closing price of Seagull Common Stock decreased 12% for the nine months ended September 30, 1996 from $22.25 at December 31, 1995 to $19.625 on September 30, 1996, compared to a 6% increase in the 1995 period. The closing price of Seagull Common Stock decreased 22% in the third quarter of 1996 from $25.00 at June 30, 1996 to $19.625 on September 30, 1996 compared to a 23% increase in the 1995 period.

          Decreases in interest expense for the three and nine months ended September 30, 1996 over 1995 were a result of both lower average debt levels and lower average interest rates on the Credit Facilities. With the proceeds from the sale of the Pipeline Assets in September 1995, the Company repaid a portion of the balances outstanding under the Credit Facilities. The Esso Suez Acquisition net cash purchase price of approximately $74 million was financed through additional borrowings under the Credit Facilities. The average interest rates on the Credit Facilities were 6.1% and 7.2% for the nine months ended September 30, 1996 and 1995, respectively, and 5.8% and 7.1% for the three months ended September 30, 1996 and 1995, respectively.

          The decrease in the gain on sale of property, plant and equipment for both the three and nine month periods ended September 30, 1996 as compared to the comparable 1995 periods is primarily due to the $82 million pre-tax gain on sale of the Pipeline Assets recorded in the third quarter of 1995.


INCOME TAXES

          The increase in income taxes for the nine months ended September 30, 1996 was primarily the net result of the increase in earnings before income taxes for the period and the absence of Internal Revenue Code Section 29 Tax Credits ("Section 29 Credits") which reduced Seagull's 1995 projected annual effective tax rate. The decrease in income taxes for the third quarter of 1996 versus the third quarter of 1995 was primarily due to the decrease in earnings before income taxes for the period partially offset by the absence of Section 29 Credits.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

PRIMARY FINANCIAL INFORMATION

                        LIQUIDITY AND CAPITAL RESOURCES -
                          PRIMARY FINANCIAL INFORMATION

          On May 28, 1996, the Credit Facilities were amended to extend the maturity date two years and reduce stated interest rate margins. The Credit Facilities have a maximum commitment of $750 million. Under the new terms of the Credit Facilities, the commitments thereunder begin to decline on March 31, 1999 in equal quarterly reductions of approximately $46 million and a final reduction of approximately $56 million on December 31, 2002. The Credit Facilities bear interest, at the Company's option, at various market-sensitive rates (LIBOR, Banker's Acceptance or the prime rate of the agent bank) plus the applicable margin or a competitive bid rate.

          The amount of senior indebtedness available to the Company is subject to a borrowing base (the "Borrowing Base"), based upon the proved reserves of the Company's Gas and Oil Operations segment and the financial performance of the Company's other business segment. The Borrowing Base is generally determined annually but may be redetermined one additional time each year, at the option of either the Company or the banks, and upon the sale of certain assets included in the Borrowing Base. With the Esso Suez Acquisition, Seagull requested and received a $50 million increase in the Borrowing Base to $550 million on October 1, 1996.

          Currently, the available commitment under the Credit Facilities is subject to a $550 million Borrowing Base and is determined after consideration of outstanding borrowings under the Company's other senior debt facilities. As of November 7, 1996, borrowings outstanding under the Credit Facilities were $251 million, leaving immediately available unused commitments of approximately $151 million, net of outstanding letters of credit of $20 million, $100.0 million of borrowings outstanding under the Company's senior notes and $28 million in borrowings under other debt agreements.

          On September 10, 1996, Seagull consummated the Esso Suez Acquisition for a net purchase price of approximately $74 million in cash financed through additional borrowings under the Credit Facilities. ESI holds a 100% interest in the East Zeit oil producing concession in the offshore Gulf of Suez, and the EEL Assets consist of the entire working interest in the South Hurghada concession located onshore on the coast of the Gulf of Suez approximately 250 miles south of Cairo. On September 10, 1996, the ESI concession area contained approximately 17 million net barrels of proved oil reserves. The 63,000-acre South Hurghada concession contains a number of currently drillable exploratory prospects, plus two existing oil discoveries.

          In addition to the facilities discussed above, the Company has money market facilities with two major U. S. banks with a combined maximum commitment of $70 million. These lines of credit bear interest at rates made available by the banks at their discretion and may be canceled at either the Company's or the banks' discretion. The lines are subject to annual renewal.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

                             RESULTS OF OPERATIONS -
                       SUPPLEMENTAL FINANCIAL INFORMATION

  CONSOLIDATED HIGHLIGHTS (1)
  ------------------------------------------------------------------------------------------------------------------
  (Dollars in Thousands Except Per Share Amounts)
                                        Three Months Ended                       Nine Months Ended
                                           September 30,                           September 30,
                                     --------------------------  Percent     -------------------------   Percent
                                         1996         1995        Change         1996         1995        Change
                                     -------------------------------------------------------------------------------
  Revenues:
    Gas and oil operations (2)........ $ 98,175     $73,026       +   34       $296,319     $230,198       + 29
    Alaska transmission and
        distribution..................   12,611      12,355       +    2         63,744       66,205       -  4
  ------------------------------------------------------------------------------------------------------------------
                                       $110,786     $85,381       +   30       $360,063     $296,403       + 21
  ==================================================================================================================

  Operating Profit (Loss):
    Gas and oil operations (2)........ $ 22,474     $ 1,219       +1,744       $ 70,501     $(46,410)      +252
    Alaska transmission and
        distribution..................    1,285         907       +   42         15,175       13,835       + 10
  ------------------------------------------------------------------------------------------------------------------
                                       $ 23,759     $ 2,126       +1,018       $ 85,676     $(32,575)      +363
  ==================================================================================================================

  Net Earnings (Loss)................. $ 7,458      $43,692       -   83       $ 22,836     $ (9,137)      +350
  Earnings (Loss) Per Share........... $  0.12      $  0.70       -   83       $   0.36     $  (0.15)      +340
  Net Cash Provided by Operating
      Activities Before Changes in
      Operating Assets and
      Liabilities..................... $ 53,354     $19,748       +  170       $162,101     $ 82,279       + 97
  Net Cash Provided by Operating
      Activities...................... $ 58,934     $17,493       +  237       $183,015     $ 85,982       +113
  Weighted Average Number of Common
      Shares Outstanding (in
      thousands)......................   63,934      62,752       +    2         63,828       62,071       +  3
  ==================================================================================================================

(1) The Supplemental Financial Information does not include estimated transaction costs of the Merger of approximately $8-10 million (before tax). The estimated transaction costs will be expensed in the fourth quarter of 1996, the period in which the Merger was consummated.
(2) The Company restated its results of operations for the three and nine months ended September 30, 1995, to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. These assets disposed of contributed $5.2 million and $17.6 million in revenues and $2.1 million and $6.2 million in operating profit for the three and nine months ended September 30, 1995, respectively.

          The increase in net earnings for the nine months ended September 30, 1996 was due to the increase in operating profit and decreases in G&A expense and interest expense, which were partially offset by the absence of the pre-tax gain on sale of the Pipeline Assets of $82 million and an increase in income taxes. Net earnings for the three months ended September 30, 1996 decreased from the third quarter of 1995 primarily due to the absence of the pre-tax gain on the sale of the Pipeline Assets, but benefited from an increase in operating profit and a decrease in income tax expense. The increase in operating profit for the three and nine months ended September 30, 1996 was primarily due to the Gas and Oil Operations segment's increases in natural gas prices and international production. Revenues and operating profit are discussed in the respective segment sections.

               Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

SUPPLEMENTAL FINANCIAL INFORMATION

GAS AND OIL OPERATIONS (*)
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands Except Per Unit Amounts)
                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                         September 30,
                                              ------------------------  Percent  -------------------------  Percent
                                                  1996        1995       Change       1996         1995      Change
                                              ---------------------------------------------------------------------
Revenues:
   Gas .....................................    $71,196     $48,745     +   46      $216,482    $158,679     + 36
   Oil and NGL..............................     20,259      12,342     +   64        54,705      34,834     + 57
   Other....................................      6,720      11,939     -   44        25,132      36,685     - 31
-------------------------------------------------------------------------------------------------------------------
   Total Revenues...........................     98,175      73,026     +   34       296,319     230,198     + 29
Direct Operating Expense....................     25,271      24,090     +    5        75,637      74,105     +  2
General Operating Expense...................      5,219       4,293     +   22        13,546      14,972     - 10
Exploration Charges.........................     10,654       9,701     +   10        30,839      30,240     +  2
Depreciation, Depletion and Amortization....     34,557      33,723     +    2       105,796     108,449     -  2
Impairment of Long-Lived Assets.............          -           -          -             -      48,842     -100
-------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss).....................    $22,474     $ 1,219     +1,744      $ 70,501    $(46,410)    +252
===================================================================================================================

(*) The Company restated its results of operations for the three and nine months ended September 30, 1995, to combine the former Exploration and Production segment and Pipeline and Marketing segment into Gas and Oil Operations. Substantially all of the Company's gas processing and gas gathering assets were sold in September 1995. The Pipeline Assets contributed $5.2 million and $17.6 million in revenues and $2.1 million and $6.2 million in operating profit for the three and nine months ended September 30, 1995, respectively.

          The increase in operating profit of the Gas and Oil Operations segment for the three and nine months ended September 30, 1996 as compared to the 1995 periods was primarily due to a 34% and 29% increase, respectively, in revenues due to increases in domestic natural gas prices and international production. In addition, the nine month period of 1996 benefited from the absence of a $48.8 million pre-tax non-cash charge for impairment of long-lived assets recorded during 1995.

EXPLORATION AND PRODUCTION REVENUE BY AREA
--------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                              ------------------------ Percent   -----------------------  Percent
                                                  1996        1995      Change       1996        1995      Change
                                              ---------------------------------------------------------------------
Gas Revenues:
   Domestic.................................     $61,370     $40,998     + 50      $185,298    $133,967    + 38
   Canada...................................       5,547       5,173     +  7        18,192      15,811    + 15
   Cote d'Ivoire............................         581           -       NA         1,996           -      NA
   Indonesia................................       3,698       2,574     + 44        10,996       8,901    + 24
-------------------------------------------------------------------------------------------------------------------
                                                 $71,196     $48,745     + 46      $216,482    $158,679    + 36
===================================================================================================================

Oil and NGL Revenues:
   Domestic.................................     $ 7,290     $ 5,100     + 43      $ 21,505    $ 16,549    + 30
   Canada...................................       1,443       1,318     +  9         4,113       3,973    +  4
   Egypt....................................       5,223           -       NA        10,182           -      NA
   Cote d'Ivoire............................       2,273       1,574     + 44         7,334       2,256    +225
   Russia...................................       3,529       4,121     - 14        10,595      11,374    -  7
   Indonesia................................         501         229     +119           976         682    + 43
-------------------------------------------------------------------------------------------------------------------
                                                 $20,259     $12,342     + 64      $ 54,705    $ 34,834    + 57
===================================================================================================================

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

SUPPLEMENTAL FINANCIAL INFORMATION
GAS AND OIL OPERATIONS, Continued

EXPLORATION AND PRODUCTION REVENUE DATA
--------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                              ------------------------ Percent   ----------------------- Percent
                                                 1996        1995       Change       1996       1995      Change
                                              ---------------------------------------------------------------------
DOMESTIC:
Natural Gas Sales:
  Net Daily Production (MMcf)...............       312.6      284.3      +10          323.3     312.8      +  3
  Average Sales Price ($ per Mcf)...........        2.13       1.57      +36           2.09      1.57      + 33
Oil and NGL Sales:
  Net Daily Production (Bbl)................       4,163      3,622      +15          4,351     3,772      + 15
  Average Sales Price ($ per Bbl)...........       19.04      15.30      +24          18.04     16.07      + 12
-------------------------------------------------------------------------------------------------------------------
CANADA:
Natural Gas Sales:
  Net Daily Production (MMcf)...............        57.5       58.3      - 1           56.1      59.2      -  5
  Average Sales Price ($ per Mcf)...........        1.05       0.96      + 9           1.18      0.98      + 20
Oil and NGL Sales:
  Net Daily Production (Bbl)................       1,011      1,372      -26            991     1,158      - 14
  Average Sales Price ($ per Bbl)...........       15.51      10.45      +48          15.16     12.57      + 21
-------------------------------------------------------------------------------------------------------------------
EGYPT:
Oil and NGL Sales:
  Net Daily Production (Bbl)................       2,680          -       NA          1,851         -        NA
  Average Sales Price ($ per Bbl)...........       21.19          -       NA          20.07         -        NA
-------------------------------------------------------------------------------------------------------------------
COTE D'IVOIRE:
Natural Gas Sales:
  Net Daily Production (MMcf)...............         3.5          -       NA            4.2         -        NA
  Average Sales Price ($ per Mcf)...........        1.79          -       NA           1.74         -        NA
Oil and NGL Sales:
  Net Daily Production (Bbl)................       1,258      1,118      +13          1,421       543      +162
  Average Sales Price ($ per Bbl)...........       19.64      15.30      +28          18.83     15.22      + 24
-------------------------------------------------------------------------------------------------------------------
RUSSIA:
Oil and NGL Sales:
  Net Daily Production (Bbl)................       3,102      3,216      - 4          2,898     2,792      +  4
  Average Sales Price ($ per Bbl)...........       12.37      13.93      -11          13.34     14.92      - 11
===================================================================================================================

          In addition to the factors affecting revenues discussed in the Primary Financial Information section of Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and NGL revenues increased for the three and nine months ended September 30, 1996 compared to 1995 as production in Cote d'Ivoire and Egypt began in April 1995 and November 1995, respectively.

          Indonesian liquid natural gas ("LNG") liftings for the nine months ended September 30, 1996 and 1995 totaled 358 and 314, respectively. Indonesian LNG liftings for the three months ended September 30, 1996 and 1995 totaled 116 and 96, respectively. The Company has not been advised as to specific price or production changes which would affect Indonesian oil and gas revenues.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

SUPPLEMENTAL FINANCIAL INFORMATION
GAS AND OIL OPERATIONS, Continued

EXPLORATION AND PRODUCTION LIFTING COSTS (*)
--------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                              ------------------------ Percent  -----------------------  Percent
                                                  1996       1995       Change        1996      1995      Change
                                              ---------------------------------------------------------------------
$ PER MCFE:
   Domestic.................................      0.45       0.44       + 2           0.46      0.44       + 5
   Canada...................................      0.52       0.52         -           0.52      0.45       +16
   Egypt....................................      0.62         -         NA           0.59         -        NA
   Cote d'Ivoire............................      0.58       0.53       + 9           0.59      0.54       + 9
   Russia...................................      1.27       0.92       +38           1.24      0.95       +31
--------------------------------------------------------------------------------------------------------------------
                                                  0.51       0.48       + 6           0.51      0.46       +11
====================================================================================================================

$ PER BOE:
   Domestic.................................      2.72       2.64       + 2           2.79      2.63       + 5
   Canada...................................      3.12       3.12         -           3.12      2.73       +16
   Egypt....................................      3.70         -         NA           3.54         -        NA
   Cote d'Ivoire............................      3.48       3.20       + 9           3.53      3.25       + 9
   Russia...................................      7.60       5.51       +38           7.45      5.72       +31
--------------------------------------------------------------------------------------------------------------------
                                                  3.03       2.87       + 6           3.05      2.78       +11
====================================================================================================================

(*) Lifting costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, labor, materials, supplies, property taxes, insurance, severance taxes and transportation costs.

     In addition to the factors affecting direct operating expenses discussed in the Primary Financial Information section of Management's Discussion and Analysis of Financial Condition and Results of Operations, direct operating expenses also increased for the three and nine months ended September 1996 over 1995 due to the loss of the 1995 Russian export tariff exemption and an increase in excise tax rate. Because the Company has not received its export tariff exemption for 1996, it does not have priority access to export pipelines and must compete with Russian production associations for limited pipeline capacity to export markets. The first quarter of 1996 was the first period during which the Company did not export all of its Russian production. The Company cannot predict what percentage of its future production will be sold on the Russian domestic market.

          Exploration charges increased slightly for the three and nine months ended September 30, 1996 due to increases in domestic seismic costs, partially offset by decreases in dry hole costs over the comparable prior year periods. Dry hole costs decreased to $14.1 million from $16.4 million for the nine months ended September 30, 1996 and 1995, respectively, and to $4.8 million from $6.7 million for the three months ended September 30, 1996 and 1995, respectively.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

SUPPLEMENTAL FINANCIAL INFORMATION
GAS AND OIL OPERATIONS, Continued

EXPLORATION AND PRODUCTION DEPRECIATION, DEPLETION
AND AMORTIZATION RATE
--------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                    September 30,
                                              ------------------------ Percent  ----------------------- Percent
                                                  1996        1995      Change     1996       1995      Change
                                              ---------------------------------------------------------------------
$ PER MCFE:
   Domestic.................................      0.87        0.94      - 7        0.87       0.97       -10
   Canada...................................      0.72        0.78      - 8        0.73       0.74       - 1
   Egypt....................................      0.67          -        NA        0.84           -       NA
   Cote d'Ivoire............................      0.91        1.64      -45        0.92       1.54       -40
   Russia...................................      0.40        0.34      +18        0.42       0.32       +31
===================================================================================================================
                                                  0.83        0.90      - 8        0.84       0.92       - 9
===================================================================================================================

$ PER BOE:
   Domestic.................................      5.23        5.67      - 7        5.23       5.66       -10
   Canada...................................      4.31        4.70      - 8        4.40       4.46       - 1
   Egypt....................................      4.03          -        NA        5.04          -        NA
   Cote d'Ivoire............................      5.48        9.81      -45        5.54       9.24       -40
   Russia...................................      2.40        2.02      +18        2.51       1.92       +31
===================================================================================================================
                                                  4.97        5.42      - 8        5.05       5.52       - 9
===================================================================================================================


         Effective March 31, 1995, the Combined Company adopted SFAS No. 121 and recognized a non-cash pre-tax charge against earnings during the 1995 first quarter of $48.8 million.



      LIQUIDITY AND CAPITAL RESOURCES - SUPPLEMENTAL FINANCIAL INFORMATION

CAPITAL EXPENDITURES AND ACQUISITIONS
-------------------------------------------------------------------------------------------------------------------
(Dollars in Thousands)
                                                 Three months ended                  Nine months ended
                                                    September 30,                      September 30,
                                               -----------------------  Percent    ---------------------   Percent
                                                  1996        1995       Change       1996       1995       Change
                                               --------------------------------------------------------------------

 Capital Expenditures:
   Exploration and Production:
     Lease acquisitions.....................    $ 4,420      $ 3,602      + 23      $  9,767     $ 8,041     +21
     Exploration costs......................     18,535        8,479      +119        48,790      31,180     +56
     Development costs......................     33,118       20,746      + 60        68,137      48,443     +41
 ------------------------------------------------------------------------------------------------------------------
                                                 56,073       32,827      + 71       126,694      87,664     +45
   Alaska Transmission and Distribution.....      3,458        2,178      + 59         6,805       4,992     +36
   Other....................................      1,147          518      +121         2,447       1,539     +59
 ------------------------------------------------------------------------------------------------------------------
   Total Capital Expenditures...............    $60,678      $35,523      + 71      $135,946     $94,195     +44
 ==================================================================================================================
 Acquisitions...............................    $74,484            -        NA      $100,153           -      NA
 ==================================================================================================================

         Current plans for 1996 call for capital expenditures of approximately $209 million, including about $196 million in exploration and production, of which about $74 million is exploration.

             Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (Unaudited)

SUPPLEMENTAL FINANCIAL INFORMATION
LIQUIDITY AND CAPITAL RESOURCES, Continued

          For additional discussion of Seagull's liquidity and capital resources, see "Liquidity and Capital Resources" in the Primary Financial Information section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

          On July 16, 1996, the credit agreement dated May 19, 1995 (the "Global Credit Agreement") was amended to extend the maturity date one year and increase the maximum commitment. The Global Credit Agreement has a maximum commitment of $41.6 million. In addition, the bank has agreed to extend letters of credit not exceeding the lesser of (i) $20 million or (ii) the Aggregate Commitments (as defined in the Global Credit Agreement) minus the aggregate principal amount of all loans then outstanding under the Global Credit Agreement. As of September 30, 1996 and December 31, 1995, under this agreement, there were no loans outstanding and approximately $18 million in letters of credit had been issued. These letters of credit are primarily associated with the Redeemable Bearer Shares. Subsequent to the Merger, the Global Credit Agreement has been canceled and the letters of credit reissued under the Credit Facilities.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          At a Special Meeting of Shareholders of the Company held on October 3, 1996, the shareholders voted to approve the issuance of up to 27,580,486 shares of common stock pursuant to the Merger and elect three new directors.

                                                                                                          Broker
                                                             For           Against       Abstained       Non-Vote
                                                         -------------- -------------  -------------- ----------------

Approval of the Issuance of Shares of Common Stock
      Pursuant to the Merger........................       26,086,919     2,178,915        68,357         83,160
Election  of R.A.  Walker as a Director of the Company
      (to  serve  until  the 1997  Annual  Meeting  of
      Shareholders).................................       25,617,313     2,800,038             -              -
Election  of Sidney R.  Petersen  as a Director of the
      Company (to serve until the 1998 Annual  Meeting
      of Shareholders)..............................       25,617,379     2,799,972             -              -
Election  of  Robert  F.  Vagt  as a  Director  of the
      Company (to serve until the 1999 Annual  Meeting
      of Shareholders)..............................       25,568,179     2,849,172             -              -


          Subsequent to the Special Meeting of Shareholders, the class designations of various directors were modified by a unanimous action of the Board of Directors. Accordingly, the Board of Directors is classified as follows:

Class I (term expires at the 1999 Annual Meeting of Shareholders):

John W. Elias
Peter J. Fluor
Sam F. Segnar
Robert F. Vagt

Class II (term expires at the 1997 Annual Meeting of Shareholders):

J. Evans Attwell
Richard J. Burgess
Barry J. Galt
Dee S. Osborne
Sidney R. Petersen

Class III (term expires at the 1998 Annual Meeting of Shareholders):

Thomas H. Cruikshank
William R. Grant
Dean P. Guerin
Richard M. Morrow
R. A. Walker

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:

*#10.1 Seagull Energy Corporation Executive Supplemental Retirement Plan, as amended.

*#10.2 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended.

*#10.3     Seagull Thrift Plan, as  amended and  restated effective September 1,
           1996.

* 27.1     Financial Data Schedule.




--------------
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.

(b)       Reports on Form 8-K:

          The Company filed a current report on Form 8-K dated July 22, 1996 with respect to Seagull's acquisition of all the outstanding common stock of Esso Suez Inc. and certain assets of Esso Egypt Limited. The items reported in such current report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The following financial statements were included in this report:

          (a)  Financial statements of business acquired.

                           The financial statements of Esso Suez Inc. For the years ended December 31, 1995, 1994 and 1993 and the six months ended June 30, 1996 and 1995.

          The Company filed a current report on Form 8-K dated September 10, 1996 with respect to Seagull's acquisition of all the outstanding common stock of Esso Suez Inc. and certain assets of Esso Egypt Limited. The items reported in such current report were Item 2 (Acquisition or Disposition of Assets) and
Item 7 (Financial Statements and Exhibits). The following financial statements were included in this report:

          (a)  Financial statements of business acquired.

                           The financial statements of Esso Suez Inc. For the years ended December 31, 1995, 1994 and 1993 and the six months ended June 30, 1996 and 1995 (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 1996).

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

                          SEAGULL ENERGY CORPORATION



                          By:         /s/ William L. Transier
                                      William L. Transier, Senior Vice President
                                      and  Chief  Financial  Officer
                                      (Principal Financial Officer)

                          Date:       November 13, 1996

                          By:         /s/ Gordon L. McConnell
                                      Gordon  L.   McConnell,   Vice   President
                                      and Controller
                                      (Principal Accounting Officer)

                          Date:       November 13, 1996

                                  EXHIBIT INDEX



EXHIBIT                                                                     PAGE
NUMBER                        DESCRIPTION                                 NUMBER

*#10.1          Seagull Energy Corporation Executive Supplemental
                Retirement Plan, as amended.

*#10.2          Executive Supplemental Retirement Plan Membership
                Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended.

*#10.3 Seagull Thrift Plan, as amended and restated effective September 1, 1996.

* 27.1          Financial Data Schedule.






--------------
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.