Form 10-Q
period 1997-03-31
SEAGULL ENERGY CORP
filed 1997-05-13
CIK 320321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-8094

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

As of May 8, 1997, 63,361,263 shares of Common Stock, par value $0.10 per share, were outstanding.



================================================================================

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                           PAGE
                                                                          NUMBER

Part I.  Financial Information

 Item 1.   Unaudited Consolidated Financial Statements

    Consolidated Statements of Operations for the Three Months
    Ended March 31, 1997 and 1996..........................................    3

    Consolidated Balance Sheets - March 31, 1997
    and December 31, 1996..................................................    4

    Consolidated Statements of Cash Flows for the Three Months
    Ended March 31, 1997 and 1996..........................................    5

    Notes to Consolidated Financial Statements.............................    6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    9


Part II.  Other Information................................................   14

Signatures.................................................................   15


               Item 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)


                                                                            Three Months Ended March 31,
                                                                         ------------------------------------
                                                                              1997                 1996
                                                                         ----------------     ---------------
                                                                                                 Restated

Revenues:
  Oil and gas operations..............................................      $125,004             $101,145
  Alaska transmission and distribution................................        34,569               35,430
                                                                         ----------------     ---------------
                                                                             159,573              136,575

Costs of Operations:
  Operations and maintenance..........................................        42,871               34,335
  Alaska transmission and distribution cost of gas sold...............        16,722               16,200
  Exploration charges.................................................         8,953                6,730
  Depreciation, depletion and amortization............................        42,111               38,206
  General and administrative..........................................         2,310                3,729
                                                                         ----------------     ---------------

                                                                             112,967               99,200
                                                                         ----------------     ---------------

Operating Profit......................................................        46,606               37,375

Other (Income) Expense:
  Interest expense....................................................        10,410               11,446
  Interest income and other...........................................          (698)              (1,155)
                                                                         ----------------     ---------------

                                                                               9,712               10,291
                                                                         ----------------     ---------------

Income Before Income Taxes............................................        36,894               27,084

Income Tax Expense....................................................        19,640                8,772
                                                                         ----------------     ---------------

Net Income............................................................      $ 17,254             $ 18,312
                                                                         ================     ===============

Earnings Per Share....................................................      $   0.27             $   0.29
                                                                         ================     ===============

Weighted Average Number of Common
  Shares Outstanding..................................................        64,088               62,972
                                                                         ================     ===============


See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

             (Amounts in Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                                                                   March 31,      December 31,
                                                                                     1997             1996
                                                                                --------------   -------------
ASSETS
  Current Assets:
    Cash and cash equivalents..................................................  $   27,283       $   15,284
    Accounts receivable, net...................................................     135,949          193,659
    Inventories................................................................      15,486           12,285
    Prepaid expenses and other.................................................      12,821            6,389
                                                                                --------------   -------------

      Total Current Assets.....................................................     191,539          227,617


  Property, Plant and Equipment - at cost......................................   2,099,143        2,049,356
  Accumulated Depreciation, Depletion and Amortization.........................     844,353          804,715
                                                                                --------------   -------------

                                                                                  1,254,790        1,244,641

  Other Assets.................................................................      43,939           42,805
                                                                                --------------   -------------

  Total Assets.................................................................  $1,490,268       $1,515,063
                                                                                ==============   =============


LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts and note payable..................................................  $  141,633       $  166,775
    Accrued expenses...........................................................      41,122           57,368
    Current maturities of long-term debt.......................................       7,227            7,227
                                                                                --------------   -------------

      Total Current Liabilities................................................     189,982          231,370


  Long-Term Debt...............................................................     564,936          573,455
  Other Noncurrent Liabilities.................................................      59,904           65,428
  Deferred Income Taxes........................................................      43,250           31,021
  Redeemable Bearer Shares.....................................................      15,978           16,059
  Commitments and Contingencies................................................           -                -


  Shareholders' Equity:
    Common Stock, $.10 par value; authorized
     100,000,000 shares; issued 63,342,247 shares (1997)
     and 63,073,287 shares (1996)..............................................       6,334            6,307
    Additional paid-in capital.................................................     485,521          483,118
    Retained earnings..........................................................     133,059          115,805
    Foreign currency translation adjustment....................................      (1,145)              51
    Less - note receivable from employee stock
     ownership plan............................................................      (4,284)          (4,284)
    Less - 361,314 shares of Common Stock
     held in Treasury, at cost.................................................      (3,267)          (3,267)
                                                                                --------------   -------------

      Total Shareholders' Equity...............................................     616,218          597,730
                                                                                --------------   -------------

  Total Liabilities and Shareholders' Equity...................................  $1,490,268       $1,515,063
                                                                                ==============   =============



See accompanying Notes to Consolidated Financial Statements

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                               Three Months Ended March 31,
                                                                                          -------------------------------------
                                                                                               1997                  1996
                                                                                          ----------------      ---------------


OPERATING ACTIVITIES:
   Net income...................................................................             $  17,254            $  18,312

   Adjustments  to  reconcile  net income to net cash
      provided by  operating activities:
       Depreciation, depletion and amortization.................................                42,111               38,206
       Amortizationnof deferred financing costs.................................                   606                  876
       Deferred income taxes....................................................                12,494                4,762
       Dry hole expense.........................................................                   270                  754
       Other....................................................................                   378                 (372)
                                                                                          ----------------      ---------------
                                                                                                73,113               62,538
       Changes in operating assets and liabilities, net
        of acquisitions:
         Decrease in short-term liquid investments..............................                     -                5,010
         Decrease (increase) in accounts receivable.............................                57,137               (8,034)
         Decrease (increase) in inventories, prepaid
          expenses and other....................................................               (10,925)               1,200
         Increase (decrease) in accounts and note payable.......................               (25,338)                   8
         Decrease in accrued expenses and other.................................               (20,472)              (8,589)
                                                                                         ----------------      ---------------

          Net Cash Provided By Operating Activities.............................                73,515               52,133

INVESTING ACTIVITIES:
   Capital expenditures.........................................................               (55,427)             (25,916)
   Acquisitions, net of cash acquired...........................................                  (101)                (877)
   Proceeds from sales of property, plant and equipment.........................                   645                  875
                                                                                         ----------------      ---------------

          Net Cash Used In Investing Activities.................................               (54,883)             (25,918)

FINANCING ACTIVITIES:
   Proceeds from debt...........................................................               166,252               91,750
   Principal payments on debt...................................................              (174,147)            (101,724)
   Proceeds from sales of common stock..........................................                 2,171                2,347
   Other........................................................................                  (855)              (2,031)
                                                                                         ----------------      ---------------

          Net Cash Used In Financing Activities.................................                (6,579)              (9,658)


Effect of exchange rate changes on cash.........................................                   (54)                  10
                                                                                         ----------------      ---------------

          Increase In Cash And Cash Equivalents.................................                11,999               16,567


Cash And Cash Equivalents At Beginning Of Period................................                15,284               21,477
                                                                                         ----------------      ---------------

Cash And Cash Equivalents At End Of Period......................................             $  27,283            $  38,044
                                                                                         ================      ===============


See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1.  Presentation of Financial Information

          Merger with Global Natural Resources Inc. -- On October 3, 1996, the shareholders of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") and Global Natural Resources Inc. ("Global") approved a merger of a wholly owned subsidiary of Seagull into Global (the "Global Merger"). Pursuant to the Global Merger, each share of Global common stock was converted into 0.88 shares of Seagull common stock with approximately 26.3 million shares issued to the shareholders of Global. The Global Merger was accounted for as a pooling of interests. Accordingly, the financial statements for 1996 have been restated to combine the results of Seagull and Global.

          In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. All adjustments made are of a normal, recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 by December 31, 1997 and does not expect the adoption to have a material impact on its calculation of earnings per share.

          The  financial   information   presented  herein  should  be  read  in
conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          Certain reclassifications have been made to the 1996 financial information to conform to the presentation used in 1997.


Note 2.  Supplemental Disclosures of Cash Flow Information

                Supplemental Disclosures of Cash Flow Information

                                                                                         Three Months Ended March 31,
                                                                                   -----------------------------------------
(Amounts in Thousands)                                                                   1997                   1996
                                                                                   ------------------    -------------------
Cash paid during the period for:                                                                             Restated
  Interest, net of amount capitalized..........................................         $15,988               $17,054
  Income taxes.................................................................         $ 6,432               $ 5,767


                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Commitments and Contingencies


          Royalty Litigation. Increasingly, royalty owners under oil and gas leases are challenging valuation methodology and post-production deductions used by producers. These cases have arisen because of the manner in which oil and gas producers such as Seagull have begun to provide services that had previously been provided by the interstate gas pipelines prior to the "unbundling" of gas services. For example, in 1996, Seagull was sued in Anne K. Barnaby, et al. v. Seagull Mid-South, Inc. This case is pending in state court of Latimer County, Oklahoma. In this case, the plaintiffs seek additional royalties based upon the deduction by Seagull of post-production costs, such as those related to gathering, compression, dehydration and treating. In addition, the plaintiffs have questioned the sales price used by Seagull as a basis for calculating royalty to the extent that sales were made to Seagull's gas marketing subsidiary.

          NorAm Litigation. Seagull also was sued in NorAm Gas Transmission Co., et al. v. Seagull Mid-South Inc. The case relates to Seagull's termination of a 1956 gas contract, which provided for the sale of gas by Seagull from certain wells in the Aetna Field in Arkansas for $0.16 per Mcf. NorAm Gas Transmission ("NorAm") has sought a declaratory judgment that the gas contract remains in effect with respect to these wells. Since the termination by Seagull of the gas contract, Seagull has been selling the gas in question on the spot market. Seagull believes that it has reasonable grounds for terminating the gas contract. The NorAm case is currently scheduled for trial in mid-1997 in District Court in Harris County, Texas. Seagull intends to vigorously defend this case and does not believe that this case will have a material adverse effect on its financial condition or results of operations.

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

          Caddo Natural Gas Company Site. The Company was notified by the Louisiana Department of Environmental Quality on March 20, 1996, that one of the Company's wholly owned subsidiaries is a

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


PRP in a state Superfund site known as the Caddo Natural Gas Company Site. This site is reported to be contaminated with low levels of PCB, an additive used in lubricating oils prior to the 1980s. During the first quarter of 1997, the Company signed a settlement agreement whereby Seagull would pay a portion of the cleanup costs for the Caddo Natural Gas Company Site. Seagull's share of the cleanup costs is not expected to be material to its financial condition, results of operations or cash flows.

     Comstock Mill Site. On February 21, 1996, the United States Department of Interior Bureau of Land Management ("BLM") sent a letter to Houston Oil & Minerals Corporation ("HO&M"), a wholly owned subsidiary of Seagull, requesting HO&M to prepare and submit a plan for sampling and analyzing groundwater at a former mining operation located near Virginia City, Nevada (the "Comstock Mill Site"). The basis for the BLM's request was the alleged operation of the Comstock Mill Site by HO&M between 1978 and 1982. Pursuant to an indemnity provision in the stock purchase agreement by which Seagull acquired HO&M in 1988 (the "HO&M Purchase Agreement"), Seagull tendered the BLM's letter to Tenneco Inc. ("Tenneco") with a demand for indemnity and notified the BLM that Tenneco would respond to the BLM letter on behalf of HO&M. The BLM has also indicated that Tenneco and HO&M might be required to address cyanide contamination of groundwater at the Comstock Mill Site by separate action of the Nevada Division of Environmental Protection. Seagull believes that any liability associated with the Comstock Mill Site is the responsibility of Tenneco or its successors in liability pursuant to the HO&M Purchase Agreement.


          The Company is a party to other ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


          The following discussion is intended to assist in an understanding of the Company's financial position, results of operations and cash flows for each of the quarters ended March 31, 1997 and 1996. The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 contain detailed information that should be referred to in conjunction with the following discussion.

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS


(Amounts in Thousands Except Per Share Data)                                                Three Months Ended March 31,
                                                                                          ----------------------------------
                                                                                               1997                1996
                                                                                          ---------------    ---------------

Revenues:                                                                                                         Restated
  Oil and gas operations .............................................................         $125,004           $101,145
  Alaska transmission and distribution................................................           34,569             35,430
                                                                                          ---------------    ---------------
                                                                                               $159,573           $136,575
                                                                                          ===============    ===============
Operating profit:
  Oil and gas operations .............................................................         $ 39,079           $ 29,866
  Alaska transmission and distribution................................................           10,466             11,744
  Corporate...........................................................................           (2,939)            (4,235)
                                                                                          ---------------    ---------------
                                                                                               $ 46,606           $ 37,375
                                                                                          ===============    ===============

Net income............................................................................         $ 17,254           $ 18,312
Earnings per share....................................................................         $   0.27           $   0.29
Weighted average number of common shares outstanding..................................           64,088             62,972
Net cash provided by operating activities before changes in
  operating assets and liabilities....................................................         $ 73,113           $ 62,538
Net cash provided by operating activities.............................................         $ 73,515           $ 52,133



          Revenues increased $23 million and operating profit improved $9.2 million from the first quarter of 1996 to the first quarter of 1997 primarily due to significant increases in domestic natural gas prices and Egyptian oil production. These increases were partially offset by lower production in the U.S. and Canada. Net earnings decreased slightly for the first quarter of 1997 over the same period in 1996 due to higher income taxes.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                             OIL AND GAS OPERATIONS



(Amounts in Thousands)                                                                  Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                         1997                   1996
                                                                                  -------------------     ------------------
                                                                                                                Restated

Revenues:
  Natural gas................................................................           $ 85,500                $ 72,668
  Oil and NGL................................................................             30,823                  16,885
  Pipeline and marketing.....................................................              8,681                  11,592
                                                                                  -------------------     ------------------
                                                                                         125,004                 101,145
                                                                                  -------------------     ------------------

E&P operating expense........................................................             29,883                  23,455
Pipeline and marketing expenses..............................................              7,691                   5,438
Exploration charges..........................................................              8,953                   6,730
Depreciation, depletion and amortization.....................................             39,398                  35,656
                                                                                  -------------------     ------------------
  Operating profit...........................................................           $ 39,079                $ 29,866
                                                                                  ===================     ==================

         The operating profit of the Oil and Gas Operations ("O&G") segment for the first quarter of 1997 increased substantially as compared to the 1996 period principally due to the five-fold increase in oil production in Egypt combined with a 29% increase in domestic natural gas prices. With the purchase of two Egyptian concessions from units of Exxon Corporation (the "Esso Suez Acquisition") in September 1996, and the October 1996 merger with Global Natural Resources Inc., Seagull's operations gained both a significant international component and an increase in oil production as a percentage of the total production. Increases in Egyptian oil production accounted for just over $11 million of the total increase in revenue as Seagull realized contributions from the East Zeit concession, one of two concessions purchased in the Esso Suez Acquisition, and as additional production facilities became operational at the Company's Qarun concession. In addition, increases in oil prices in both Egypt and Tatarstan accounted for approximately $2 million of the Company's overall increase in revenues.

         The domestic natural gas price increase from $2.02 per Mcf for the first quarter of 1996 to $2.60 per Mcf for the first quarter of 1997 accounted for approximately $19 million of the overall increase in natural gas revenue. Additionally, the $0.78 per Mcf increase in Canadian natural gas prices accounted for approximately $4 million of the overall increase in revenue. Domestically, increases in oil prices from $16.76 per Bbl for 1996 to $20.75 per Bbl for 1997 also contributed nearly $3 million to the overall increase in revenues. These higher revenues were partially offset by lower production due to normal production declines from developed properties combined with the impact of substantially lower development expenditures in late 1994 and all of 1995 and Canadian royalties increasing in tandem with prices.

         The Company recorded as a reduction of revenues $7.5 million and $3.5 million of costs related to commodity hedging activities for the quarter ended March 31, 1997 and 1996, respectively. While substantially all commodity hedges for equity production were settled by March 31, 1997, the Company has commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 12 MMcf per day through December 1998.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


         Pipeline and marketing revenues decreased from $12.4 million in 1996 to $9.8 million in 1997 primarily because the volatility in natural gas markets during the first quarter of 1996 allowed significantly higher margins.



                    EXPLORATION AND PRODUCTION OPERATING DATA
(Amounts in thousands except per unit data)


                                                            Three Months Ended March 31,
                           ------------------------------------------------------------------------------------------------
                                     Revenues                    Net Daily Production                  Unit Price
                              1997             1996             1997             1996             1997             1996
                           ------------    -------------     ------------    -------------     -----------     -------------

                                             Restated                          Restated                          Restated

Gas Sales (1):
  Domestic............        $70,873         $60,567             302.6          329.5             2.60             2.02
  Canada .............          9,490           7,391              48.1           57.6             2.19             1.41
  Cote d'Ivoire.......            823             693               4.8            4.4             1.90             1.72
  Indonesia...........          4,294           4,017              13.7           13.5             3.49             3.28
  Other  .............             20               -               0.2              -             1.01                -
                           ------------    ------------      ------------    -------------     -----------     -------------
                              $85,500         $72,668             369.4          405.0             2.57             1.97
                           ============    =============     ============    =============     ===========     =============

  Oil and NGL Sales(2):
  Domestic............        $ 6,862         $ 7,186             3,674          4,712            20.75            16.76
  Canada .............          1,543           1,373               877            984            19.56            15.33
  Egypt...............         13,978           2,088             7,861          1,231            19.76            18.64
  Cote d'Ivoire.......          2,763           2,812             1,449          1,631            21.19            18.94
  Tatarstan...........          5,183           3,205             3,413          2,707            16.87            13.01
  Indonesia...........            466             212               259            124            20.02            18.76
  Other  .............             28               9                15              9            19.40            13.55
                           ------------    ------------      ------------    -------------     -----------     -------------
                              $30,823         $16,885            17,548         11,398            19.52            16.28
                           ============    =============     ============    =============     ===========     =============


(1) Net Daily Production in MMcf per day; Unit Price in $ per Mcf.
(2) Net Daily Production in Bbl per day; Unit Price in $ per Bbl.

          E&P operating expenses per BOE increased by $0.93, from $3.27 in 1996 to $4.20 in 1997, as a result of (i) increased domestic production taxes as natural gas prices increased, (ii) increased domestic workover expenses, and
(iii) higher average operating costs per BOE at the East Zeit concession as compared to the Company's other operations.

          Exploration charges increased for the 1997 quarter due to an increase in seismic activity in both domestic and international operations.

          The increase in E&P depreciation, depletion and amortization ("DD&A") expense from $4.90 per BOE for the first quarter of 1996 to $5.48 per BOE for the first quarter of 1997 combined with the increase in Egyptian production to produce a 10% increase in DD&A expense for the O&G segment. A change in the mix of the properties being produced domestically, a higher DD&A rate for the East Zeit concession as compared to the Company's other operations and an increase in leasehold amortization were the primary factors involved in the increase in the DD&A rate per equivalent unit of production.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                      ALASKA TRANSMISSION AND DISTRIBUTION

(Amounts in Thousands Except Per Unit Data)                                              Three Months Ended March 31,
                                                                                    ----------------------------------------
                                                                                          1997                   1996
                                                                                    -----------------       ----------------


Revenues........................................................................        $34,569                 $35,430
Cost of gas sold................................................................         16,722                  16,200
                                                                                    -----------------      -----------------
  Gross margin..................................................................         17,847                  19,230
Operations and maintenance expense..............................................          5,297                   5,442
Depreciation, depletion and amortization........................................          2,084                   2,044
                                                                                    -----------------      -----------------
  Operating profit..............................................................        $10,466                 $11,744
                                                                                    =================      =================
OPERATING DATA:
  Degree days (1)...............................................................          3,720                   4,353
  Volumes (Bcf):
    Gas sold....................................................................            8.8                    10.4
    Gas transported.............................................................            6.3                     5.3
    Combined....................................................................           15.1                    15.7
  Margins (per Mcf):
    Gas sold....................................................................        $  1.65                 $  1.61
    Gas transported.............................................................        $  0.52                 $  0.48
    Combined....................................................................        $  1.18                 $  1.23



(1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska Transmission and Distribution segment for the quarter ended March 31, 1997 decreased $1.3 million, or approximately 11%, from that of the prior year quarter, primarily due to decreased volumes as a result of a 15% decrease in degree days resulting from warmer weather in the utility's service area.

         This segment's business is seasonal with approximately 65%-70% of its sales made in the first and fourth quarters of each year.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                                    OTHER

          General and administrative expenses decreased quarter-to-quarter due primarily due to efficiencies being realized from the Global Merger and decreased expenses associated with compensation plans that are tied to the closing price of Seagull's common stock. Interest expense decreased in the first quarter of 1997 as a result of lower average interest rates on the Company's revolving credit facilities, partially offset by an increase in debt due to the financing of the Esso Suez Acquisition. Income tax expense increased substantially from $8.8 million in 1996 to $19.6 million in 1997 as a result of the 36% increase in income before income taxes and the higher effective tax rates relating to the Company's expanding international operations.


                         LIQUIDITY AND CAPITAL RESOURCES

                              CAPITAL EXPENDITURES


(Amounts in Thousands)                                                                      Three Months Ended March 31,
                                                                                          ----------------------------------
                                                                                               1997                1996
                                                                                          ---------------     ---------------
                                                                                                                 Restated

Exploration and production:
  Leasehold.........................................................................           $   833             $ 1,963
  Exploration.......................................................................            21,837               8,666
  Development.......................................................................            29,771              13,540
                                                                                          ---------------     ---------------
                                                                                                52,441              24,169
Pipeline and marketing..............................................................                37                  10
                                                                                          ---------------     ---------------
    Oil and gas operations..........................................................            52,478              24,179
Alaska transmission and distribution................................................             1,405               1,178
Corporate ..........................................................................             1,544                 559
                                                                                          ---------------     ---------------
                                                                                               $55,427             $25,916
                                                                                          ===============     ===============


         As drilling activities increased substantially to meet the Company's objectives for 1997, E&P capital expenditures increased primarily in the Company's domestic, Egyptian and Ivorian areas of operations. Plans for 1997 call for capital expenditures of approximately $250 million, including about $235 million in E&P. Seagull anticipates spending approximately $10 million for lease acquisitions, $85 million for exploration and $140 million for development. Of this total, about $105 million is expected to be spent outside North America.

         The Company has two revolving credit facilities (the "Credit Facilities") with a maximum commitment of $650 million. The amount of senior indebtedness available to the Company under the provisions of the Credit Facilities is subject to a borrowing base (the "Borrowing Base") based upon the proved reserves of the Company's exploration and production segment and the financial performance of the Company's other business segments. The Borrowing Base is generally determined annually, but may be redetermined, at the option of either Seagull or the banks, one additional time each year, and may be redetermined upon the sale of certain assets included in the Borrowing Base.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


          Currently, the available commitment under the Credit Facilities is subject to a $550 million Borrowing Base and is determined after considerationof outstanding borrowings under Seagull's other senior debt facilities. As of March 31, 1997, the Company had immediately available unused commitments of approximately $182 million.

          Management believes that the Company's internally generated funds and bank borrowing capabilities will be sufficient to finance current and forecasted operations.

DEFINED TERMS

          Natural gas is stated herein in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl") or thousand barrels ("MBbl"). MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MBOE and BOE represent one thousand barrels of oil equivalent and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

FORWARD LOOKING STATEMENTS

          Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements include political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves and conditions of the capital and equity markets during the periods covered by the forward looking statements.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

         *  27.1           Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the three months ended March 31, 1997.

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

                                           SEAGULL ENERGY CORPORATION

                                           By:    /s/ William L. Transier
                                                  William L. Transier
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

                                           Date:  May 12, 1997



                                           By:    /s/ Gordon L. McConnell
                                                  Gordon L. McConnell
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)

                                           Date:  May 12, 1997

                                  EXHIBIT INDEX


EXHIBIT

  *  27.1         Financial Data Schedule.

---------------------------
*        Filed herewith.