Form 10-Q
period 1997-06-30
SEAGULL ENERGY CORP
filed 1997-08-13
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997

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

         As of August 1, 1997, 63,175,401 shares of Common Stock, par value $0.10 per share, were outstanding.


================================================================================

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                          PAGE
Part I.  Financial Information                                           NUMBER


  Item 1.  Unaudited Consolidated Financial Statements

           Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 1997 and 1996...........................  3

           Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996.............................................  4

           Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 1997 and 1996......................................  5

           Notes to Consolidated Financial Statements........................  6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 11

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders ............. 16

   Item 6.  Exhibits and Reports on Form 8-K ................................ 18

Signatures................................................................... 19

Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Amounts in Thousands Except Per Share Data)
                                                    (Unaudited)



                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------    ----------------------------
                                                           1997           1996             1997           1996
                                                        ------------   ------------    -------------  -------------
                                                                         Restated                       Restated
Revenues:
  Oil and gas operations...................              $  105,406         96,586     $  230,410     $    197,731
  Alaska transmission and distribution.....                  16,774         15,703         51,343           51,133
                                                        ------------   ------------    -------------  -------------
                                                            122,180        112,289        281,753          248,864
Costs of Operations:
  Operations and maintenance...............                  41,005         35,727         83,876           70,062
  Alaska transmission and distribution
    cost of gas sold.......................                   7,244          6,257         23,966           22,457
  Exploration charges......................                   7,346         13,732         16,299           20,462
  Depreciation, depletion and amortization.                  45,661         38,323         87,772           76,529
  General and administrative...............                   3,113          4,634          5,423            8,363
                                                        ------------   ------------    -------------  -------------
                                                            104,369         98,673        217,336          197,873
                                                        ------------   ------------    -------------  -------------

Operating Profit...........................                  17,811         13,616         64,417           50,991

Other (Income) Expense:
  Interest expense.........................                   9,585         11,237         19,995           22,683
  Interest income and other................                    (215)          (764)          (913)          (1,919)
                                                        ------------   ------------    -------------  -------------
                                                              9,370         10,473         19,082           20,764
                                                        ------------   ------------    -------------  -------------

Income Before Income Taxes.................                   8,441          3,143         45,335           30,227

Income Tax Expense.........................                   5,820          6,077         25,460           14,849
                                                        ------------   ------------    -------------  -------------

Net Income (Loss)..........................              $    2,621    $    (2,934)     $  19,875     $     15,378
                                                        ============   ============    =============  =============

Earnings (Loss) Per Share..................              $     0.04    $     (0.05)     $    0.31     $       0.24
                                                        ============   ============    =============  =============

Weighted Average Number of Common
  Shares Outstanding.......................                  63,961         62,592         64,028           63,160
                                                        ============   ============    =============  =============


See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                                                                       June 30,       December 31,
                                                                                         1997             1996
                                                                                     --------------   -------------

    ASSETS
      Current Assets:
        Cash and cash equivalents...............................                      $    29,465     $     15,284
        Accounts receivable, net................................                          149,346          193,659
        Inventories.............................................                           13,638           12,285
        Prepaid expenses and other..............................                           15,271            6,389
                                                                                     --------------   -------------
          Total Current Assets..................................                          207,720          227,617

      Property, Plant and Equipment - at cost...................                        2,177,335        2,049,356
      Accumulated Depreciation, Depletion and Amortization......                          890,298          804,715
                                                                                     --------------   -------------
                                                                                        1,287,037        1,244,641

      Other Assets..............................................                           43,011           42,805
                                                                                     --------------   -------------

      Total Assets..............................................                      $ 1,537,768     $  1,515,063
                                                                                     ==============   =============


    LIABILITIES AND SHAREHOLDERS' EQUITY
      Current Liabilities:
        Accounts and note payable...............................                      $   158,140     $    166,775
        Accrued expenses........................................                           45,028           57,368
        Current maturities of long-term debt....................                            7,247            7,227
                                                                                     --------------   -------------
          Total Current Liabilities.............................                          210,415          231,370

      Long-Term Debt............................................                          588,752          573,455
      Other Noncurrent Liabilities..............................                           60,348           65,428
      Deferred Income Taxes.....................................                           42,154           31,021

      Redeemable Bearer Shares..................................                           15,837           16,059

      Commitments and Contingencies.............................                                -                -

      Shareholders' Equity:
        Common Stock, $.10 par value; authorized
         100,000,000 shares; issued 63,428,219 shares (1997)
         and 63,073,287 shares (1996)...........................                            6,343            6,307
        Additional paid-in capital..............................                          486,594          483,118
        Retained earnings.......................................                          135,680          115,805
        Foreign currency translation adjustment.................                             (804)              51
        Less - note receivable from employee stock
         ownership plan.........................................                           (4,284)         (4,284)
        Less - 361,314 shares of Common Stock
         held in Treasury, at cost..............................                           (3,267)         (3,267)
                                                                                     --------------   -------------

          Total Shareholders' Equity............................                          620,262          597,730
                                                                                     --------------   -------------

      Total Liabilities and Shareholders' Equity................                      $ 1,537,768     $  1,515,063
                                                                                     ==============   =============

    See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                             ---------------------
                                                                               1997       1996
                                                                             ---------  ----------

Operating Activities:
  Net income...................................................              $  19,875  $  15,378
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization...................                 87,772     76,529
    Amortization of deferred financing costs...................                  1,215      1,755
    Deferred income taxes......................................                 11,336      5,683
    Dry hole expense...........................................                  3,401      9,308
    Other......................................................                    350         94
                                                                             ----------   --------
                                                                               123,949    108,747
    Changes in operating assets and
     liabilities, net of acquisitions:
      Decrease in short-term investments.......................                      -      5,011
      Decrease in accounts receivable..........................                 44,096     10,765
      Decrease (Increase) in inventories, prepaid
       expenses and other......................................                 (9,685)     5,779
      Decrease in accounts and note payable....................                (16,688)    (4,011)
      Decrease in accrued expenses and other...................                (15,678)      (904)
                                                                             ----------  ---------

         Net Cash Provided By Operating Activities.............                125,994    125,387

Investing Activities:
  Capital expenditures.........................................               (137,348)   (75,268)
  Acquisitions, net of cash acquired...........................                   (821)   (25,669)
  Proceeds from sales of property, plant and equipment.........                  1,156      1,082
                                                                             ----------  ---------

         Net Cash Used In Investing Activities.................               (137,013)   (99,855)

Financing Activities:
  Proceeds from debt...........................................                368,003    135,560
  Principal Payments on debt...................................               (344,007)  (153,132)
  Proceeds from sales of common stock..........................                  2,798      3,848
  Other........................................................                 (1,530)    (2,218)
                                                                             ----------  ---------

         Net Cash Provided By (Used In) Financing Activities...                 25,264    (15,942)

Effect of exchange rate changes on Cash........................                    (64)       138
                                                                             ----------  ---------

         Increase In Cash And Cash Equivalents.................                 14,181      9,728

Cash And Cash Equivalents At Beginning Of Period...............                 15,284     21,477
                                                                             ----------  ---------

 Cash And Cash Equivalents At End Of Period...................              $   29,465   $ 31,205
                                                                            ===========  =========



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

         In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull as of June 30, 1997, and the results of its operations and cash flows for the three and six months ended June 30, 1997 and 1996. All adjustments made are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

         The  financial   information   presented   herein  should  be  read  in
conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain   reclassifications  have  been  made  to  the  1996  financial information to conform to the presentation used in 1997.

         Derivative Financial Instruments -- The Company enters into a variety of commodity derivative financial instruments (futures contracts, price swaps and options) only for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of price fluctuations. To qualify as a hedge, these instruments must correlate to anticipated future production such that the Company's exposure to the effects of price changes is reduced. The Company uses the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments are generally offset by similar changes in the realized prices of the commodities. Income and costs related to these hedging activities are recognized in oil and gas revenues when the commodities are produced. Any realized income and costs that are deferred at the balance sheet date and any margin accounts for futures contracts are included as net current assets. While commodity derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of oil and natural gas, the commodity derivative financial instruments may limit the Company's gain from increases in those market prices.

         The Company recorded as a reduction of revenues $7.7 million and $7.3 million related to commodity hedging activities for the six months ended June 30, 1997 and 1996, respectively, and as a reduction of revenues $0.2 million and $3.8 million for the second quarter of 1997 and 1996, respectively. While substantially all commodity hedges for equity production were settled by

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

March 31, 1997, the Company has commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's
Section 29 tax credit-bearing properties) for approximately 12 MMcf per day through December 1998.

         From time to time, the Company has entered into interest rate swap agreements to manage the impact of changes in interest rates. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as a component of interest expense. Currently, Seagull has no open interest rate swap agreements.

         Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board (the "FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 by December 31, 1997 and does not expect the adoption to have a material impact on its calculation of earnings per share.

         The following represents the pro forma effect on earnings per share as though SFAS No. 128 were adopted effective January 1, 1997:

                                            EARNINGS PER SHARE (UNAUDITED)

(Amounts in Thousands Except Per Share Data)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                      ------------------------------   -----------------------------
                                                          1997             1996            1997           1996
                                                      --------------   -------------   -------------  --------------
                                                                          Restated                       Restated
Net income (loss)................................        $ 2,621          $(2,934)        $19,875        $15,378

As Reported:
  Earnings (loss) per share .....................        $  0.04          $ (0.05)        $  0.31        $  0.24
  Weighted average number of common
    shares outstanding...........................         63,961           62,592          64,028         63,160

Pro Forma:
  Earnings (loss) per share:
      Basic......................................        $  0.04          $ (0.05)        $  0.32        $  0.25
      Diluted....................................        $  0.04          $ (0.05)        $  0.31        $  0.24

  Weighted average number of common
    shares outstanding:
      Basic......................................         63,007           62,627          62,897         62,488
      Diluted....................................         64,295           62,627          64,423         64,602


                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments, notes receivable from employee stock ownership plans and deferred gains (losses) on hedging activities. In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. Both of these statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS No. 130 and 131 establish standards for reporting and display, the Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

Note 2.  Supplemental Disclosures of Cash Flow Information


                                                                             Six Months Ended June 30,
                                                                 ----------------------- ---- ----------------------
(Amounts in Thousands)                                                    1997                        1996
                                                                 -----------------------      ----------------------
Cash paid during the period for:                                                                    Restated
  Interest, net of amount capitalized.................................   $20,913                      $21,528
  Income taxes........................................................   $13,377                      $ 9,481




Note 3.  Long-Term Debt

         On June 17, 1997, the Company amended and restated its U.S. and Canadian revolving credit facilities (the "Credit Facilities") to increase the "Borrowing Base" from $550 million to $650 million, extend the maturity date from December 31, 2002 to May 31, 2004 and reduce stated interest rate margins. At June 30, 1997, the maximum commitment under the Credit Facilities was $550 million with immediately available unused commitments of approximately $250 million. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or a competitive bid rate. The amount of senior indebtedness the Company is permitted to incur under the provisions of the Credit Facilities is subject to a "Borrowing Base" based on the proved reserves of the Company's Oil and Gas Operations segment and the financial performance of the Company's other business segments.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

Note 4. Canadian Properties

         In June 1997, the Company announced that it had retained an investment banking firm to assist the Company in exploring strategic alternatives regarding its Canadian operating subsidiary, Seagull Energy Canada Ltd. The Company's Canadian operations contributed $18.4 million and $15.9 million in revenue and $2.3 million and $(2.3) million in income (loss) before taxes for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997, the Company's Canadian operations had assets less associated liabilities of $104 million.

Note 5.  Commitments and Contingencies

         Royalty Litigation -- Increasingly, royalty owners under oil and gas leases are challenging valuation methodology and post-production deductions used by producers. These cases have arisen because of the manner in which oil and gas producers such as Seagull have begun to provide services that had previously been provided by the interstate gas pipelines prior to the "unbundling" of gas services. For example, in 1996, Seagull was sued in Anne K. Barnaby, et al. v. Seagull Mid-South, Inc. This case is pending in state court of Latimer County, Oklahoma. In this case, the plaintiffs seek additional royalties based upon the deduction by Seagull of post-production costs, such as those related to gathering, compression, dehydration and treating. In addition, the plaintiffs have questioned the sales price used by Seagull as a basis for calculating royalty to the extent that sales were made to Seagull's gas marketing subsidiary. While Seagull intends to vigorously defend this case, the Company cannot predict the outcome of these matters.

         NorAm Litigation -- Seagull also was sued in NorAm Gas Transmission Co., et al. v. Seagull Mid-South, Inc. The case relates to Seagull's termination of a 1956 gas contract which provided for the sale of gas by Seagull from certain wells in the Aetna Field in Arkansas for approximately $0.16 per Mcf. NorAm Gas Transmission ("NorAm") has sought a declaratory judgment that the gas contract remains in effect with respect to these wells or, in the alternative, money damages. Since the termination by Seagull of the gas contract, Seagull has been selling the gas in question on the spot market. Seagull believes that it had reasonable grounds for terminating the gas contract. NorAm has also sought a declaratory judgment to the effect that certain additional wells in the Aetna Field (including any new wells) would be subject to the $0.16 per Mcf price (the "Additional Well Claim"). If NorAm were successful with the Additional Well Claim, Seagull's operations in the Aetna Field would be materially affected in an adverse manner. The current estimate of potential loss in these matters ranges from zero to $91 million plus attorneys' fees. The NorAm case is currently scheduled for trial in late 1997 in District Court in Harris County, Texas. While Seagull intends to vigorously defend this case, the Company cannot determine the outcome of this case.


         Gulf Coast Vacuum Site -- In 1993, the Environmental Protection Agency ("EPA") notified the Company that a subsidiary was a potentially responsible party ("PRP") at the Gulf Coast Vacuum Services Superfund Site the "GCV Site") in Vermilion Parish, Louisiana. Based upon the Company's investigation of this

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes To Consolidated Financial Statements
                                   (Unaudited)

claim, the Company believes that the basis for its alleged liability is a series of transactions between the Company's subsidiary and the operator of the GCV Site that occurred during 1979 and 1980. While the EPA's cleanup cost estimate of the GCV Site is in the range of $17 million, the Company believes that its liability is unlikely to be material to its financial condition, results of operations or cash flows because of the large number of PRPs at the GCV Site and the relative amount of contamination, if any, that may have been caused at the GCV Site by the disposal of wastes by the Company during 1979 and 1980.

         Caddo Natural Gas Company Site -- The Company was notified by the Louisiana Department of Environmental Quality on March 20, 1996, that one of the Company's wholly owned subsidiaries is a PRP in a state Superfund site known as the Caddo Natural Gas Company Site. This site is reported to be contaminated with low levels of PCB, an additive used in lubricating oils prior to the 1980s. During the first quarter of 1997, the Company signed a settlement agreement whereby Seagull would pay a portion of the cleanup costs for the Caddo Natural Gas Company Site. Seagull's share of the cleanup costs is expected to be approximately $150,000.

         Comstock Mill Site -- On February 21, 1996, the United States Department of Interior Bureau of Land Management ("BLM") sent a letter to Houston Oil & Minerals Corporation ("HO&M"), a wholly owned subsidiary of Seagull, requesting HO&M to prepare and submit a plan for sampling and analyzing groundwater at a former mining operation located near Virginia City, Nevada (the "Comstock Mill Site"). The basis for the BLM's request was the alleged operation of the Comstock Mill Site by HO&M between 1978 and 1982. Pursuant to an indemnity provision in the stock purchase agreement by which Seagull acquired HO&M in 1988 (the "HO&M Purchase Agreement"), Seagull tendered the BLM's letter to Tenneco Inc. ("Tenneco") with a demand for indemnity and notified the BLM that Tenneco would respond to the BLM letter on behalf of HO&M. The BLM has also indicated that Tenneco and HO&M might be required to address cyanide contamination of groundwater at the Comstock Mill Site by separate action of the Nevada Division of Environmental Protection. Seagull believes that any liability associated with the Comstock Mill Site is the responsibility of Tenneco or its successors in liability pursuant to the HO&M Purchase Agreement.

         Other -- The Company is a party to other ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

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

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS
(Amounts in Thousands Except Per Share Amounts)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                   -------------------------------    ------------------------------
                                                       1997              1996             1997            1996
                                                   --------------    -------------    -------------   --------------
Revenues:                                                              Restated                         Restated
  Oil and gas operations.........................    $105,406          $ 96,586         $230,410         $197,731
  Alaska transmission and distribution...........      16,774            15,703           51,343           51,133
                                                   --------------    -------------    -------------   --------------
                                                     $122,180          $112,289         $281,753         $248,864
                                                   ==============    =============    =============   ==============

Operating Profit:
  Oil and gas operations.........................    $ 19,681          $ 16,721         $ 58,760         $ 46,599
  Alaska transmission and distribution...........       1,971             2,023           12,437           13,767
  Corporate......................................      (3,841)           (5,128)          (6,780)          (9,375)
                                                   --------------    -------------    -------------   --------------
                                                    $  17,811          $ 13,616         $ 64,417         $ 50,991
                                                   ==============    =============    =============   ==============

Net income (loss)................................    $  2,621          $ (2,934)        $ 19,875         $ 15,378
Earnings (loss) per share........................    $   0.04          $  (0.05)        $   0.31         $   0.24
Weighted average number of common
  shares outstanding.............................      63,961            62,592           64,028           63,160
Net cash provided by operating
  activities before changes in
  operating assets and liabilities...............    $ 50,836          $ 46,209         $123,949         $108,747
Net cash provided by operating
  activities.....................................    $ 52,479          $ 73,254         $125,994         $125,387




         Net income increased $5.6 million and $4.5 million, respectively for the three and six months ended June 30, 1997 versus the prior year. These increases were primarily due to the increase in operating profit and decrease in interest expense, which were partially offset by an increase in income taxes. The increase in operating profit was primarily due to significant increases in international oil production and decreases in dry hole expense and general and administrative expense. The six months ended June 30, 1997 also benefits from increases in domestic and Canadian natural gas prices.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                             OIL AND GAS OPERATIONS

(Amounts in Thousands)

                                                  Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            ----------------------------------    ----------------------------------
                                                 1997               1996               1997                1996
                                            ---------------    ---------------    ---------------    ---------------
Revenues:                                                         Restated                               Restated
  Natural gas.............................      $ 68,219            $73,158           $153,719            $145,826
  Oil and NGL.............................        32,411             17,559             63,234              34,444
  Pipeline and marketing..................         4,776              5,869             13,457              17,461
                                            ---------------    ---------------    ---------------    ---------------
                                                 105,406             96,586            230,410             197,731
                                            ---------------    ---------------    ---------------    ---------------

E&P operating expenses....................        29,241             24,529             59,124              47,984
Pipeline and marketing
  expenses................................         6,289              5,813             13,980              11,251
Exploration charges.......................         7,346             13,732             16,299              20,462
Depreciation, depletion and
  amortization............................        42,849             35,791             82,247              71,435
                                            ---------------    --------------     ---------------    ---------------
  Operating profit........................      $ 19,681            $16,721           $ 58,760            $ 46,599
                                            ===============    ===============    ===============    ===============



         With the purchase of two Egyptian concessions from units of Exxon Corporation (the "Esso Suez Acquisition") in September 1996, and the October 1996 merger with Global Natural Resources Inc., Seagull's operations gained both a significant international component and an increase in oil production as a percentage of the total production. The $3 million and $12 million increases in the operating profit of the Oil and Gas Operations ("O&G") segment for the second quarter and the first half of 1997, respectively, were principally due to the resulting five-fold increase in oil production in Egypt. Increases in Egyptian oil production accounted for just over $13 million and $23 million of the total increase in revenue for the second quarter and the six months of 1997, respectively, as Seagull realized contributions from the East Zeit concession, one of two concessions purchased in the Esso Suez Acquisition, and as additional production facilities became operational at the Company's Qarun concession. The six months ended June 30, 1997 also benefited from a 12% increase in domestic natural gas prices.

         The domestic natural gas price increase from $2.07 per Mcf for the six months ended June 30, 1996 to $2.32 per Mcf for the first half of 1997 accounted for approximately $16 million of the overall increase in natural gas revenue. Additionally, the $0.44 per Mcf increase in Canadian natural gas prices over the same period accounted for approximately $4 million of the overall increase in revenue. Ultimately, U.S. and Canadian natural gas revenues increased only $7 million for the first half of 1997 as the increase related to higher prices was partially offset by lower production and Canadian royalties increasing in tandem with prices. This lower production was principally the result of normal production declines from developed properties combined with the impact of substantially lower development expenditures in late 1994 and all of 1995. Natural gas revenues decreased $5 million from the second quarter of 1996 to 1997 primarily as a result of lower domestic gas prices and lower production due to the reasons discussed above.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

         The Company recorded as a reduction of revenues $7.7 million and $7.3 million related to commodity hedging activities for the six months ended June 30, 1997 and 1996, respectively, and as a reduction of revenues $0.2 million and $3.8 million for the second quarter of 1997 and 1996, respectively. While substantially all commodity hedges for equity production were settled by March 31, 1997, the Company has commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 12 MMcf per day through December 1998.


                    EXPLORATION AND PRODUCTION OPERATING DATA
(Amounts in thousands except per unit data)


                                                              Three Months Ended June 30,
                            ------------------------------------------------------------------------------------------------
                                      Revenues                   Net Daily Production                  Unit Price
                               1997            1996               1997            1996             1997             1996
                            ------------    -------------     ------------    -------------     ------------    -------------
                                              Restated                           Restated                          Restated

Gas Sales (1):
  Domestic............        $57,696         $63,339             310.7            327.8           2.04              2.12
  Canada .............          6,217           5,818              51.1             53.1           1.34              1.20
  Cote d'Ivoire.......            922             720               5.7              4.6           1.78              1.70
  Indonesia...........          3,365           3,281              10.3             10.8           3.58              3.33
  Other  .............             19               -               0.2                -           0.99                 -
                            ------------    -------------     ------------    -------------     ------------     ------------
                              $68,219         $73,158             378.0            396.3           1.98              2.03
                            ============    =============     ============    =============     ============     ============

  Oil and NGL Sales(2):
  Domestic............        $ 8,181         $ 7,029             5,085            4,180          17.68             18.48
  Canada .............          1,134           1,297               857              975          14.54             14.62
  Egypt...............         14,610           2,869             9,241            1,634          17.37             19.30
  Cote d'Ivoire.......          2,084           2,248             1,264            1,376          18.12             17.95
  Tatarstan...........          6,081           3,861             5,139            2,884          13.00             14.71
  Indonesia...........            298             249               149              145          22.00             18.90
  Other  .............             23               6                16                5          16.02             11.74
                           ------------    -------------     ------------    -------------     -----------     -------------
                              $32,411         $17,559            21,751           11,199          16.37             17.23
                           ============    =============     ============    =============     ===========     =============


(1) Net Daily Production in MMcf per day; Unit Price in $ per Mcf.
(2) Net Daily Production in Bbl per day; Unit Price in $ per Bbl.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


                    EXPLORATION AND PRODUCTION OPERATING DATA

(Amounts in thousands except per unit data)

                                                                      Six Months Ended June 30,
                           ------------------------------------------------------------------------------------------------
                                      Revenues                     Net Daily Production                 Unit Price
                               1997              1996              1997            1996            1997           1996
                           -------------    ---------------    -----------    -------------     ----------     -------------
                                               Restated                          Restated                        Restated

Gas Sales (1):
  Domestic............        $128,569          $123,924           306.7           328.7           2.32              2.07
  Canada .............          15,707            13,188            49.6            55.4           1.75              1.31
  Cote d'Ivoire.......           1,745             1,415             5.3             4.5           1.83              1.71
  Indonesia...........           7,659             7,299            12.0            12.1           3.53              3.30
  Other  .............              39                 -             0.2               -           1.00                 -
                           -------------    ---------------    -----------    -------------     ----------     -------------
                              $153,719          $145,826           373.8           400.7           2.28              2.00
                           =============    ===============    ===========    =============     ==========     =============

  Oil and NGL Sales(2):
  Domestic............        $ 15,043          $ 14,215           4,383           4,447          18.96             17.57
  Canada .............           2,677             2,670             867             979          17.06             14.98
  Egypt...............          28,588             4,957           8,555           1,432          18.46             19.01
  Cote d'Ivoire.......           4,847             5,060           1,356           1,504          19.75             18.49
  Tatarstan...........          11,264             7,066           4,281           2,795          14.54             13.89
  Indonesia...........             764               461             203             134          20.75             18.83
  Other  .............              51                15              16               7          17.71             12.77
                           -------------    ---------------    -----------    -------------     ----------     -------------
                              $ 63,234          $ 34,444          19,661          11,298          17.77             16.75
                           =============    ===============    ===========    =============     ==========     =============


(1) Net Daily Production in MMcf per day; Unit Price in $ per Mcf.
(2) Net Daily Production in Bbl per day; Unit Price in $ per Bbl.

         E&P operating expenses per BOE increased for the second quarter from $3.49 in 1996 to $3.79 in 1997 and from $3.38 for the six months ended June 30, 1996 to $3.99 in 1997 as a result of (i) increased domestic production taxes as natural gas prices increased, (ii) increased domestic workover expenses, and
(iii) higher average operating costs per BOE at the East Zeit concession as compared to the Company's other operations.

         Exploration charges decreased 47% and 20% for the quarter and the six months ended June 30, 1997, respectively, principally due to decreases in dry hole costs of approximately $5.4 million and $5.9 million, respectively.

         The increase in E&P depreciation, depletion and amortization ("DD&A") expense of $0.53 per BOE for the first half of 1997 combined with the increase in Egyptian production to produce 20% and 16% increases in DD&A expense for the O&G segment for the three and six months ended June 30, 1997, respectively. A change in the mix of the properties being produced domestically and a higher DD&A rate for the East Zeit concession as compared to the Company's other operations were the primary factors involved in the increase in the DD&A rate per equivalent unit of production.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                      ALASKA TRANSMISSION AND DISTRIBUTION
(Amounts in Thousand Except Per Unit Data)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------     -----------------------------
                                                        1997            1996              1997             1996
                                                     ------------    -------------     ------------    -------------

Revenues..........................................       $16,774        $15,703            $51,343         $51,133
Cost of gas sold..................................         7,244          6,257             23,966          22,457
                                                     ------------    -------------     ------------    -------------
  Gross margin....................................         9,530          9,446             27,377          28,676
Operations and maintenance expense................         5,475          5,385             10,772          10,827
Depreciation, depletion and amortization..........         2,084          2,038              4,168           4,082
                                                     ------------    -------------     ------------    -------------
  Operating profit................................        $1,971        $ 2,023            $12,437         $13,767
                                                     ============    =============     ============    =============

OPERATING DATA:
  Degree days (1).................................         1,571          1,470              5,291           5,823
  Volumes (Bcf):
    Gas sold......................................           3.8            4.0               12.6            14.4
    Gas transported...............................           4.9            4.6               11.2             9.9
                                                     ------------    -------------     ------------    -------------
    Combined......................................           8.7            8.6               23.8            24.3
                                                     ============    =============     ============    =============

  Margins ($ per Mcf):
    Gas sold......................................          1.86           1.84               1.71            1.68
    Gas transported...............................          0.50           0.45               0.51            0.47
    Combined......................................          1.09           1.10               1.15            1.18


(1) A measure of weather severity calculated by subtracting the mean temperature for each day from 650 degrees fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska")) for the six months ended June 30, 1997 decreased slightly from the 1996 period primarily as a result of lower volumes due to warmer weather in the utility's service area and a slight decrease in ENSTAR Alaska's combined margin.

         This segment's business is seasonal with approximately 65% of its revenues earned in the first and fourth quarters of each year.


                                      OTHER

         General and administrative expenses decreased for both the three and six months ended June 30, 1997 in comparison to 1996 primarily due to efficiencies being realized from the Global Merger and decreased expenses associated with compensation plans that are tied directly to the closing price of Seagull's common stock. The Company's effective tax rate increased from

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

49.1% for the first half of 1996 to 56.2% for the first half of 1997 primarily due to the higher effective tax rates associated with the Company's expanding international operations.

                         LIQUIDITY AND CAPITAL RESOURCES


                              CAPITAL EXPENDITURES
(Amounts in Thousands)

                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                            ----------------------------------     ---------------------------------
                                                 1997               1996               1997               1996
                                            ---------------    ---------------     --------------     --------------
                                                                  Restated                              Restated
Exploration and production:
  Leasehold..............................        $12,482            $ 3,384            $ 13,315           $ 5,347
  Exploration............................         23,740             21,589              45,577            30,255
  Development............................         40,979             21,479              70,750            35,019
                                            ---------------    ---------------     --------------     --------------
                                                  77,201             46,452             129,642            70,621
Pipeline and marketing...................              8                  -                  45                 -
                                            ---------------    ---------------     --------------     --------------
  Oil and gas operations.................         77,209             46,452             129,687            70,621
Alaska transmission and distribution.....
                                                   2,046              2,169               3,451             3,347
Corporate................................          2,666                731               4,210             1,300
                                            ---------------    ---------------     --------------     --------------
                                                 $81,921            $49,352            $137,348           $75,268
                                            ===============    ===============     ==============     ==============



         Seagull's capital expenditure program was designed to be consistent with the Company's strategic objectives to achieve a greater balance between additions from exploration, development and acquisitions than in preceding years and grow oil and gas deliverability in 1998. To further meet those objectives, in July 1997, Seagul's Board of Directors approved an increase in the capital expenditures budget of $36 million to a total of $287 million, including just over $270 million in E&P. More than 43% of this spending is targeted outside the United States. As drilling activities increased substantially to meet these objectives for 1997, E&P capital expenditures increased primarily in the Company's domestic, Egyptian and Ivorian areas of operations.

         On June 17, 1997, the Company amended and restated the Credit Facilities to increase the "Borrowing Base" from $550 million to $650 million, extend the maturity date from December 31, 2002 to May 31, 2004 and reduce stated interest rate margins. At June 30, 1997, the maximum commitment under the Credit Facilities was $550 million with immediately available unused commitments of approximately $250 million. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or a competitive bid rate. The amount of senior indebtedness the Company is permitted to incur under the provisions of the Credit Facilities is subject to a "Borrowing Base" based on the proved reserves of the

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Managements Discssion and Analysis of Financial Condition and Results of Operations

Company's O&G segment and the financial performance of the Company's other business segments.

         Management believes that the Company's internally generated funds and bank borrowing capabilities will be sufficient to finance current and forecasted operations.

         In June 1997, the Company announced that it had retained an investment banking firm to assist the Company in exploring strategic alternatives regarding its Canadian operating subsidiary, Seagull Energy Canada Ltd.

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

Forward Looking Statements

         Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements include the resolution of various litigation matters discussed earlier, the result of the Company's search for strategic alternatives for its Canadian properties, political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company held on May 13, 1997, the shareholders voted to elect one director (Milton Carroll) to serve until the 1999 Annual Meeting of Shareholders and five directors to serve until the 2000 Annual Meeting of Shareholders, adopt an amendment to the Seagull Energy Corporation Bylaws to increase the permitted number of directors and amend the classified Board provisions and ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1997. Votes cast were as follows:



                                                                                              Broker
                                                        For               Against          Non-Votes         Abstained
                                                  ---------------     --------------    ---------------    -------------

Election as a Director of the Company of:
  Milton Carroll.....................................52,483,683                   -                   -       5,847,677
  J. Evans Attwell...................................52,499,723                   -                   -       5,831,637
  Richard J. Burgess.................................52,486,375                   -                   -       5,844,985
  Barry J. Galt......................................52,495,608                   -                   -       5,835,752
  Dee S. Osborne.....................................52,499,439                   -                   -       5,831,921
  Sidney R. Petersen.................................52,488,143                   -                   -       5,843,217
Adoption of the Amendment to the Bylaws..............48,675,515           9,589,023                   -          66,822
Ratification of Selection of KPMG Peat
 Marwick LLP as Independent Auditors for
 1997................................................58,023,971             269,676                   -          37,713



Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:

*4.1 Credit Agreement, U.S. $450 million Revolving Credit and Competitive Bid Facility, dated June 17, 1997, among Seagull Energy Corporation, The Chase Manhattan Bank, Individually and as Agent, and the other Banks signatory hereto.

*4.2 Credit Agreement, U.S. $100 million Revolving Credit Facility, dated June 17, 1997, among Seagull Energy Canada Ltd. and The Chase Manhattan Bank of Canada, Individually and as Arranger and Administrative Agent, The Bank of Nova Scotia, Individually and as Paying Agent and Co-Agent, Canadian Imperial Bank of Commerce, Individually and as Co-Agent, and the other Banks signatory hereto.

*#10.1     1997 Executive Incentive Plan.

*27.1      Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  None.



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




                           SEAGULL ENERGY CORPORATION



                         By:  /s/ William L. Transier, Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

                                  Date:         August 8, 1997



                         By:   /s/ Gordon L.McConnell, Vice President and
                                  Controller (Principal Accounting Officer)

                                  Date:        August 8, 1997

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX



    EXHIBIT                                                                                              PAGE
    NUMBER                                           DESCRIPTION                                        NUMBER
----------------    ------------------------------------------------------------------------------   --------------


         *4.1        Credit  Agreement,  U.S. $450 million  Revolving Credit and
                     Competitive  Bid  Facility,  dated  June  17,  1997,  among
                     Seagull  Energy  Corporation,  The  Chase  Manhattan  Bank,
                     Individually and as Agent, and the other Banks signatory hereto.

         *4.2        Credit  Agreement,   U.S.  $100  million  Revolving  Credit
                     Facility,  dated June 17, 1997, among Seagull Energy Canada
                     Ltd. and The Chase  Manhattan Bank of Canada,  Individually
                     and as Arranger and Administrative  Agent, The Bank of Nova
                     Scotia,  Individually  and as Paying  Agent  and  Co-Agent,
                     Canadian  Imperial  Bank of Commerce,  Individually  and as
                     Co-Agent, and the other Banks signatory hereto.

       *#10.1       1997 Executive Incentive Plan.

        *27.1       Financial Data Schedule.


----------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.