Form 10-Q
period 1997-09-30
SEAGULL ENERGY CORP
filed 1997-11-14
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997

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

                                      None

(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

As of November 5, 1997, 63,242,950 shares of Common Stock, par value $0.10 per share, were outstanding.


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

         Consolidated  Statements  of  Operations - Three and Nine Months
           Ended September 30, 1997 and 1996................................ 3

         Consolidated Balance Sheets - September 30, 1997
           and December 31, 1996  .......................................... 4

         Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1997 and 1996 ............................... 5

         Notes to Consolidated Financial Statements......................... 6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 13

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K................................... 20

Signatures.................................................................. 21

 Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                     September 30,
                                                 -------------------------------- ----------------------------------
                                                      1997            1996             1997              1996
                                                 --------------- ---------------- ----------------  ----------------
                                                                    Restated                           Restated
Revenues:
   Oil and gas operations.......................   $  108,543      $   97,320       $   338,953       $   295,051
   Alaska transmission and distribution.........       12,112          12,611            63,455            63,744
                                                 --------------- ---------------- ----------------  ----------------
                                                      120,655         109,931           402,408           358,795
Costs of Operations:
   Operations and maintenance...................       39,744          35,551           123,620           105,613
    Alaska transmission and distribution
      cost of gas sold..........................        4,557           4,517            28,523            26,974
   Exploration charges..........................       15,217          10,791            31,516            31,253
   Depreciation, depletion and amortization.....       42,787          37,238           130,559           113,767
   General and administrative...................        4,894           2,634            10,317            10,997
                                                 --------------- ---------------- ----------------  ----------------
                                                      107,199          90,731           324,535           288,604
                                                 --------------- ---------------- ----------------  ----------------

Operating Profit................................       13,456          19,200            77,873            70,191

Other (Income) Expense:
   Interest expense.............................        9,990          10,795            29,985            33,478
   Interest income and other....................         (626)         (5,232)           (1,539)           (7,151)
                                                 --------------- ---------------- ----------------  ----------------
                                                        9,364           5,563            28,446            26,327
                                                 --------------- ---------------- ----------------  ----------------

Income Before Income Taxes......................        4,092          13,637            49,427            43,864

Income Tax Expense..............................          890           6,179            26,350            21,028
                                                 --------------- ---------------- ----------------  ----------------

Net Income......................................   $    3,202      $    7,458       $    23,077       $    22,836
                                                 =============== ================ ================  ================

Earnings Per Common Share.......................   $     0.05      $     0.12       $      0.36       $      0.36
                                                 =============== ================ ================  ================

Weighted Average Number of
   Common Shares Outstanding....................       64,349          63,934            64,154            63,828
                                                 =============== ================ ================  ================

See accompanying Notes to Consolidated Financial Statements.


                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                                                 September 30,      December 31,
                                                                                     1997               1996
                                                                               ------------------ ------------------

Assets:
   Current Assets:
     Cash and cash equivalents...............................................    $      15,755       $     15,284
     Accounts receivable, net................................................          146,049            193,659
     Inventories.............................................................           18,271             12,285
     Prepaid expenses and other..............................................           16,430              6,389
                                                                               ------------------ ------------------
       Total Current Assets..................................................          196,505            227,617

   Property, Plant and Equipment - at cost...................................        2,241,442          2,049,356
   Accumulated Depreciation, Depletion and Amortization......................          933,638            804,715
                                                                               ------------------ ------------------
                                                                                     1,307,804          1,244,641

   Other Assets..............................................................           43,968             42,805
                                                                               ------------------ ------------------

   Total Assets..............................................................    $   1,548,277       $  1,515,063
                                                                               ================== ==================

Liabilities And Shareholders' Equity:
   Current Liabilities:
     Accounts and note payable...............................................    $     160,679       $    166,775
     Accrued expenses........................................................           39,758             57,368
     Current maturities of long-term debt....................................            7,097              7,227
                                                                               ------------------ ------------------
       Total Current Liabilities.............................................          207,534            231,370

   Long-Term Debt............................................................          604,783            573,455
   Other Noncurrent Liabilities..............................................           64,086             65,428
   Deferred Income Taxes.....................................................           33,935             31,021

   Redeemable Bearer Shares..................................................           15,775             16,059

   Commitments and Contingencies.............................................                -                  -

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized 100,000,000 shares;
       issued 63,746,140 shares (1997) and 63,073,287 shares (1996)..........            6,375              6,307
     Additional paid-in capital..............................................          490,893            483,118
     Retained earnings.......................................................          138,882            115,805
     Foreign currency translation adjustment.................................             (769)                51
     Less - note receivable from employee stock ownership plan...............           (4,284)            (4,284)
     Treasury stock - 601,314 shares (1997) and 361,314 (1996)...............           (8,933)            (3,267)
                                                                               ------------------ ------------------

     Total Shareholders' Equity..............................................          622,164            597,730
                                                                               ------------------ ------------------

  Total Liabilities and Shareholders' Equity.................................    $   1,548,277       $  1,515,063
                                                                               ================== ==================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      1997              1996
                                                                                 ---------------  -----------------

 Operating Activities:
   Net income...............................................................        $   23,077        $   22,836
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...............................           130,559           113,767
     Amortization of deferred financing costs...............................             1,629             2,362
     Deferred income taxes..................................................             2,914            11,020
     Dry hole expense.......................................................            13,844            14,137
     Other..................................................................               549            (2,021)
                                                                                 ---------------  -----------------
                                                                                       172,572           162,101
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in short-term liquid investments............................                 -             5,010
       Decrease in accounts receivable......................................            47,596            31,480
       Decrease (increase) in inventories, prepaid expenses and other.......           (16,706)            4,742
       Decrease in accounts payable.........................................           (12,151)          (10,959)
       Decrease in accrued expenses and other...............................           (15,378)           (7,462)
                                                                                 ---------------  -----------------

   Net Cash Provided By Operating Activities................................           175,933           184,912

 Investing Activities:
   Capital expenditures.....................................................          (205,564)         (135,946)
   Acquisitions, net of cash acquired.......................................            (7,421)         (100,153)
   Proceeds from sales of property, plant and equipment.....................             1,191             5,879
                                                                                 ---------------  -----------------

   Net Cash Used In Investing Activities....................................          (211,794)         (230,220)

 Financing Activities:
   Proceeds from debt.......................................................           695,297           272,559
   Principal payments on debt ..............................................          (656,858)         (218,106)
   Proceeds from sales of common stock......................................             5,586             4,000
   Purchase of treasury stock...............................................            (5,667)                -
   Other....................................................................            (1,998)           (1,677)
                                                                                 ---------------  -----------------

   Net Cash Provided By Financing Activities................................            36,360            56,776

 Effect of exchange rate changes on cash....................................               (28)               (8)
                                                                                 ---------------  -----------------

   Increase In Cash And Cash Equivalents....................................               471            11,460

 Cash And Cash Equivalents At Beginning Of Period...........................            15,284            21,477
                                                                                 ---------------  -----------------

 Cash And Cash Equivalents At End Of Period.................................        $   15,755        $   32,937
                                                                                 ===============  =================

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

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull as of September 30, 1997, and the results of its operations and cash flows for the three and nine months ended September 30, 1997 and 1996. All adjustments made are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

     The Company recorded as a reduction of revenues $8.3 million and $7.7 million related to commodity hedging activities for the nine months ended September 30, 1997 and 1996, respectively, and $0.6 million and $0.4 million for

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

Note 1.  Presentation  of Financial  Information

the third quarter of 1997 and 1996, respectively. While substantially all commodity hedges for equity production were settled by March 31, 1997, the Company has commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 11 MMcf per day through December 1998.

     From time to time, the Company has entered into various financial instruments, such as interest rate swaps and interest rate lock agreements, to manage the impact of changes in interest rates. To qualify as a hedge, these instruments must correlate to anticipated future changes in interest rates such that the Company's exposure to the effects of interest rate changes is reduced. The Company uses the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on these financial instruments are generally offset by similar changes in the realized interest rate. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as a component of interest expense. Currently, Seagull has no open interest rate swap or interest rate lock agreements.

     Accounting Pronouncements -- In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. This statement establishes standards for computing and presenting earnings per share and requires, among other things, dual presentation of basic and diluted earnings per share on the face of the statement of operations. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 by December 31, 1997 and does not expect the adoption to have a material impact on its calculation of earnings per share.

     The following represents the pro forma effect on earnings per share as though SFAS No. 128 were adopted effective January 1, 1997:

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

                               EARNINGS PER SHARE
                  (Amounts in Thousands Except Per Share Data)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                      ------------------------------   -----------------------------
                                                          1997             1996            1997           1996
                                                      --------------   -------------   -------------  --------------
                                                                         Restated                       Restated
As Reported:
   Earnings per share..............................     $   0.05         $   0.12         $  0.36         $  0.36
   Weighted average number of common
     shares outstanding............................       64,349           63,934          64,154          63,828

Pro Forma:
   Earnings per share:
     Basic.........................................      $  0.05          $  0.12         $  0.37         $  0.37
     Diluted.......................................      $  0.05          $  0.12         $  0.36         $  0.35

   Weighted average number of common
     shares outstanding:
     Basic.........................................       63,160           62,666          62,986          62,547
     Diluted.......................................       64,765           64,460          64,562          64,556


     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in a company's equity, including, among other things, foreign currency translation adjustments. In June 1997, the FASB also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim reports issued to shareholders. Both of these statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS No. 130 and 131 establish standards for reporting and display, the Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                             (Amounts in Thousands)

Note 2.  Supplemental Disclosure of Cash Flow Information

                                                                           Nine Months Ended September 30,
                                                                 ----------------------------------------------------
                                                                          1997                         1996
                                                                 -----------------------       ----------------------
Cash paid during the period for:                                                                     Restated
   Interest, net of amount capitalized........................        $   35,801                    $   38,660
   Income taxes...............................................            20,305                        13,247


Note 3.  Long-Term Debt

     On September 30, 1997, Seagull issued $150 million Senior Notes offered at a public offering price of 99.544% of face value. The Senior Notes have a coupon of 7.5% and mature September 15, 2027. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The net proceeds of approximately $146 million were used to repay existing debt and for general corporate purposes. The Senior Notes represent unsecured obligations of the Company and rank pari passu with all other unsecured, unsubordinated obligations of the Company. The Senior Notes contain conditions and restrictive provisions including, among other things, restrictions on additional indebtedness by the Company and its subsidiaries and entering into sale and leaseback transactions.

     On June 17, 1997, the Company amended and restated its U.S. and Canadian revolving credit facilities (the "Credit Facilities") to increase the "Borrowing Base" from $550 million to $650 million, extend the maturity date from December 31, 2002 to May 31, 2004 and reduce stated interest rate margins. At September 30, 1997, the maximum commitment under the Credit Facilities was $550 million with immediately available unused commitments of approximately $366 million. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or a competitive bid rate. At September 30, 1997 and 1996, the average interest rates under the Credit Facilities were 5.6% and 6.1%, respectively. The amount of senior indebtedness the Company is permitted to incur under the provisions of the Credit Facilities is subject to a "Borrowing Base" based on the proved reserves of the Company's Oil and Gas Operations segment and the financial performance of the Company's other business segments. See Note 5 for further discussion.

Note 4.  Commitments and Contingencies

     Royalty Litigation -- Increasingly, royalty owners under oil and gas leases are challenging valuation methodology and post-production deductions used by producers. These cases have arisen because oil and gas producers such as Seagull have begun to provide services that had previously been provided by the interstate gas pipelines prior to the "unbundling" of gas services. For example, in 1996, Seagull was sued in Anne K. Barnaby, et al. v. Seagull Mid-South Inc. This case is pending in state court of Latimer County, Oklahoma. In this case,

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                             (Amounts in Thousands)

Note 2.  Supplemental Disclosure of Cash Flow Information

the plaintiffs seek additional royalties based upon the deduction by Seagull of post-production costs, such as those related to gathering, compression, dehydration and treating. In addition, the plaintiffs have questioned the sales price used by Seagull as a basis for calculating royalty to the extent that sales were made to Seagull's gas marketing subsidiary. While Seagull intends to vigorously defend this case, the Company cannot predict the outcome of these matters.

     NorAm Litigation -- Seagull also was sued in NorAm Gas Transmission Co., et al. v. Seagull Mid-South Inc. (the "NorAm Litigation"). The case relates to Seagull's termination of a 1956 gas contract which provided for the sale of gas by Seagull from certain wells in the Aetna Field in Arkansas for approximately $0.16 per Mcf. NorAm Gas Transmission Co. ("NorAm") has sought a declaratory judgment that the gas contract remains in effect with respect to these wells or, in the alternative, money damages. Since the termination by Seagull of the gas contract, Seagull has been selling the gas in question on the spot market. Seagull believes that it had reasonable grounds for terminating the gas contract. NorAm has also sought a declaratory judgment to the effect that certain additional wells in the Aetna Field (including any new wells) would be subject to the $0.16 per Mcf price (the "Additional Well Claim"). See Note 5 for discussion of a Settlement Proposal. If NorAm would have been successful with the Additional Well Claim, Seagull's operations in the Aetna Field would have been materially affected in an adverse manner. Prior to the Settlement Proposal, the estimate of potential loss in these matters ranged from zero to $91 million plus attorneys' fees.

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

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

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

Note 5.  Subsequent Events

     Sale of Canadian Oil and Gas Properties -- On October 6, 1997, Seagull sold its Canadian oil and gas subsidiary, Seagull Energy Canada Ltd. ("Seagull Canada"), to Rio Alto Exploration Ltd. ("Rio Alto"). The economic effective date for the disposition is July 1, 1997 (the "Effective Date"). Seagull realized approximately $185 million of sales proceeds. Seagull will recognize a pre-tax gain of approximately $12 million in the fourth quarter of 1997. The Company applied the sales proceeds to repay existing long-term debt, including all of its U.S. and Canadian bank debt. As a result of the sale of Seagull Canada, the Company terminated the Canadian component of the Credit Facilities, thereby lowering the maximum commitment to $450 million, and reduced the Borrowing Base to $550 million.

     The Company's operations in Canada consisted of oil and gas exploration and production activities through interests in fields located in Alberta, Canada. As of December 31, 1996, the Company's proved reserves in Canada totaled approximately 42.7 million barrels of oil equivalents representing 17% of the Company's reserves. The Company's Canadian operations contributed $26 million and $23 million in revenue and $5.5 million and $(3.9) million in income (loss) before taxes for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997, the Company's Canadian operations had assets less associated liabilities of $106 million.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  (Unaudited)

     The following table presents the unaudited pro forma results of Seagull as though the disposition of Seagull Canada had occurred on January 1, 1996:

                              PRO FORMA INFORMATION
                  (Amounts in Thousands Except Per Share Data)

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                 ----------------------------------- --------------------------------
                                                       1997              1996             1997             1996
                                                 -----------------  ---------------- ---------------  ---------------
                                                                       Restated                          Restated

Revenues.......................................       $113,083          $102,670         $376,452        $335,676
Net income.....................................          3,773             9,782           24,917          30,060
Earnings per share.............................           0.06              0.15             0.39            0.47

     The unaudited pro forma information does not purport to be indicative of actual results, if the disposition of Seagull Canada had been in effect for the periods indicated, or of future results.

     NorAm Litigation Settlement -- On November 10, 1997, the Company and NorAm signed a Settlement Proposal that could lead to a final settlement and resolution of the NorAm Litigation discussed in Note 4. The Settlement Proposal is contingent upon the negotiation and execution of the gas contract and other final settlement documentation no later than December 15, 1997. The Settlement Proposal calls for a cash payment to NorAm upon execution of the gas contract described below and other final settlement documentation. Under the terms of the proposed long-term gas sales contract, Seagull will deliver 6,800 MMBtu per day of natural gas to NorAm over a five-year period at an initial price of $0.53 per MMBtu. As a result of this subsequent event and assuming the Settlement Proposal is ultimately executed under its existing terms, the Company will record in the fourth quarter a charge to net income of approximately $2.7 million ($0.04 per share).

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

                              RESULTS OF OPERATIONS

                             Consolidated Highlights
                 (Amounts in Thousands Except Per Share Amounts)

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                   -------------------------------    ------------------------------
                                                       1997              1996             1997            1996
                                                   --------------    -------------    -------------   --------------
                                                                        Restated                         Restated
Revenues:
   Oil and gas operations........................    $  108,543        $  97,320        $ 338,953       $ 295,051
   Alaska transmission and distribution..........        12,112           12,611           63,455          63,744
                                                   --------------    -------------    -------------   --------------
                                                     $  120,655        $ 109,931        $ 402,408       $ 358,795
                                                   ==============    =============    =============   ==============

Operating Profit:
   Oil and gas operations........................    $   18,603        $  21,134        $  77,363       $  67,733
   Alaska transmission and distribution..........           548            1,225           12,985          14,992
   Corporate.....................................        (5,695)          (3,159)         (12,475)        (12,534)
                                                   --------------    -------------    -------------   --------------
                                                     $   13,456        $  19,200        $  77,873       $  70,191
                                                   ==============    =============    =============   ==============

Net income.......................................    $    3,202        $   7,458        $  23,077       $  22,836
Earnings per share...............................    $     0.05        $    0.12        $    0.36       $    0.36
Weighted average number of common
   shares outstanding............................        64,349           63,934           64,154          63,828
Net cash provided by operating activities before
   changes in  operating assets and liabilities..    $   48,623        $  53,354        $ 172,572       $ 162,101
Net cash provided by operating activities........    $   49,939        $  59,525        $ 175,933       $ 184,912


     Revenues increased approximately $11 million, or 10%, and $44 million, or 12%, respectively for the three and nine months ended September 30, 1997 versus the prior year. These increases were primarily due to the increases in international oil and gas revenues. The nine months ended September 30, 1997 also benefited from a 9% increase in domestic and 31% increase in Canadian natural gas prices.

     Operating profit for the nine months of 1997 increased by nearly $8 million, or 11%, over 1996 primarily due to the increased international production, partially offset by a decrease in operating profit from the Company's Alaska transmission and distribution segment. For the third quarter, while operating profit related to international exploration and production ("E&P") activities increased, total operating profit decreased by approximately

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

$6 million through increases in dry hole expenses and general and administrative ("G&A") expenses associated with compensation plans that are tied directly to the market price of Seagull's common stock.

     Net income for the nine months ended September 30, 1997 was unchanged from 1996 as decreases in other income, such as gains on sales of property, plant and equipment and distributions from investments, and an increase in income taxes nearly offset the increase in operating profit. Net income for the third quarter of 1997 decreased approximately $4 million from the prior year as a result of the decreases in operating profit and in other income, such as gains on sales of property, plant and equipment and distributions from investments, partially offset by a decrease in income tax expense.


                             Oil and Gas Operations
                             (Amounts in Thousands)

                                                    Three Months Ended                    Nine Months Ended
                                                      September 30,                         September 30,
                                             ---------------------------------    ----------------------------------
                                                 1997               1996              1997                1996
                                             ---------------    --------------    ---------------    ---------------
                                                                   Restated                                Restated
Revenues:
   Natural gas............................     $  70,374          $  71,467         $  224,093        $  217,293
   Oil and NGL............................        32,986             20,259             96,220            54,703
   Pipeline and marketing.................         5,183              5,594             18,640            23,055
                                             ---------------    --------------     --------------    ---------------
                                                 108,543             97,320            338,953           295,051
                                             ---------------    --------------     --------------    ---------------

E&P operating expenses....................        27,967             24,701             87,091            72,685
Pipeline and marketing expenses...........         6,860              6,017             20,840            17,268
Exploration charges.......................        15,217             10,791             31,516            31,253
Depreciation, depletion and amortization..        39,896             34,677            122,143           106,112
                                             ---------------    --------------     --------------    ---------------
   Operating profit.......................     $  18,603          $  21,134         $   77,363         $  67,733
                                             ===============    ==============     ==============    ===============

     With the purchase of two Egyptian concessions from units of Exxon Corporation in September 1996, and the October 1996 merger with Global Natural Resources Inc., Seagull's operations gained both a significant international component and an increase in oil production as a percentage of the total production. The $10 million increase in the operating profit of the Oil and Gas Operations ("O&G") segment for the first nine months of 1997 was principally due to the resulting five-fold increase in oil production in Egypt. Increases in Egyptian oil production accounted for just over $14 million and $39 million of the total increase in revenue for the third quarter and the nine months of 1997, respectively, as Seagull realized contributions from the East Zeit concession, one of two concessions purchased from Exxon Corporation, and as additional production facilities became operational at the Company's Qarun concession. The increase in revenue due to increased Egyptian production was partially offset by a decline in oil prices for both the three and nine months ended September 30, 1997 versus 1996. The nine months ended September 30, 1997 also benefited from a 9% increase in domestic natural gas prices.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

                    EXPLORATION AND PRODUCTION OPERATING DATA
                   (Amounts in thousands except per unit data)

                                                          Three Months Ended September 30,
                           ------------------------------------------------------------------------------------------------
                                     Revenues                    Net Daily Production                  Unit Price
                           -----------------------------     -----------------------------     ----------------------------
                              1997             1996             1997             1996             1997            1996
                           ------------    -------------     ------------    -------------     -----------    --------------
   Gas Sales (1):                            Restated                          Restated                         Restated
     Domestic............   $ 60,453         $  61,370            299.4            312.6            2.19           2.13
     Canada..............      6,254             5,818             49.2             57.5            1.38           1.10
     Cote d'Ivoire.......      1,131               581              7.0              3.5            1.77           1.79
     Indonesia...........      2,519             3,698              7.6             11.7            3.58           3.43
     Other...............         17                 -              0.1                -            1.07              -
                           ------------    -------------     ------------    -------------     -----------    --------------
                            $ 70,374         $  71,467            363.3            385.3            2.11           2.02
                           ============    =============     ============    =============     ===========    ==============

  Oil and NGL Sales(2):
     Domestic............   $    8,040       $   7,288            5,292            4,163           16.52          19.04
     Canada..............        1,318           1,443              932            1,011           15.37          15.51
     Egypt...............       16,309           5,225            9,838            2,680           18.02          21.19
     Cote d'Ivoire.......        1,839           2,273            1,146            1,258           17.44          19.64
     Tatarstan...........        5,276           3,529            4,113            3,102           13.94          12.37
     Indonesia...........          190             495               94              266           22.01          20.26
     Other...............           14               6                9                5           15.49          10.64
                           ------------    -------------     ------------    -------------     -----------    ------------
                            $   32,986       $  20,259           21,424           12,485           16.74          17.64
                           ============    =============     ============    =============     ===========    ============

                                                           Nine Months Ended September 30,
                           -------------------------------------------------------------------------------------------------
                                     Revenues                     Net Daily Production                  Unit Price
                           -----------------------------     -----------------------------     -----------------------------
                               1997             1996             1997             1996            1997             1996
                           ------------    -------------     ------------    -------------     -----------    --------------
   Gas Sales (1):                            Restated                          Restated                         Restated
     Domestic............   $  189,022       $ 185,294            304.2            323.3            2.28           2.09
     Canada..............       21,961          19,006             49.5             56.1            1.63           1.24
     Cote d'Ivoire.......        2,876           1,996              5.8              4.2            1.81           1.74
     Indonesia...........       10,178          10,997             10.6             12.0            3.54           3.34
     Other...............           56               -              0.2                -            1.02              -
                           ------------    -------------     ------------    ----- --------     -----------    --------------
                            $  224,093       $ 217,293            370.3            395.6            2.22           2.00
                           ============    =============     ============    =============     ===========    ==============

   Oil and NGL Sales(2):
     Domestic............   $   23,083       $  21,503            4,689            4,351           18.03          18.04
     Canada..............        3,995           4,113              889              991           16.46          15.16
     Egypt...............       44,897          10,182            8,987            1,851           18.30          20.07
     Cote d'Ivoire.......        6,686           7,333            1,285            1,421           19.06          18.83
     Tatarstan...........       16,540          10,595            4,224            2,898           14.34          13.34
     Indonesia...........          954             956              166              178           20.99          19.55
     Other...............           65              21               15                7           17.18          12.08
                           ------------    -------------     ------------    -------------     -----------    --------------
                            $   96,220       $  54,703           20,255           11,697           17.40          17.07
                           ============    =============     ============    =============     ===========    ==============

(1)  Net Daily Production in MMcf per day;  Unit Price in $ per Mcf.
(2)  Net Daily Production in Bbl per day;  Unit Price in $ per Bbl.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

     The domestic natural gas price increase from $2.09 per Mcf for the nine months ended September 30, 1996 to $2.28 per Mcf for the first nine months of 1997 accounted for approximately $16 million of the overall increase in natural gas revenue. Additionally, the $0.39 per Mcf increase in Canadian natural gas prices over the same period accounted for approximately $5 million of the overall increase in revenue. Ultimately, U.S. and Canadian natural gas revenues increased only $7 million for the first nine months of 1997 as the increase related to higher prices was partially offset by lower production and Canadian royalties increasing in tandem with prices. This lower production was principally the result of normal production declines from developed properties combined with the impact of substantially lower development expenditures in late 1994 and all of 1995. On October 6, 1997, Seagull sold all of its Canadian oil and gas properties. See Note 5 to the Unaudited Consolidated Financial Statements for additional discussion.

     The Company recorded as a reduction of revenues $8.3 million and $7.7 million related to commodity hedging activities for the nine months ended September 30, 1997 and 1996, respectively, and $0.6 million and $0.4 million for the third quarter of 1997 and 1996, respectively. While substantially all commodity hedges for equity production were settled by March 31, 1997, the Company has commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 12 MMcf per day through December 1998.

     E&P operating expenses per BOE increased for the third quarter from $3.50 in 1996 to $3.71 in 1997 and from $3.42 for the nine months ended September 30, 1996 to $3.89 in 1997 as a result of (i) increased domestic production taxes,
(ii) increased domestic lease operating and workover expenses, and (iii) increased lease operating expenses in Tatarstan.

     Exploration charges increased 41% for the third quarter of 1997 compared to 1996 principally due to increases in dry hole costs associated with increased drilling activities.

     The increase in E&P depreciation, depletion and amortization ("DD&A") expense from $4.92 per BOE for the first nine months of 1996 to $5.41 per BOE for the first nine months of 1997 combined with the increase in Egyptian production to produce a 15% increase in DD&A expense for the O&G segment for both the three and nine months ended September 30, 1997, respectively. A change in the mix of the properties being produced internationally was the primary factors for the increase, partially offset by a decrease in DD&A expense related to Canadian oil and gas properties.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

                      Alaska Transmission and Distribution
                   (Amounts in Thousand Except Per Unit Data)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                    --------------------------------    ----------------------------
                                                        1997              1996             1997            1996
                                                    --------------    --------------    ------------    ------------

Revenues........................................     $   12,112         $ 12,611         $ 63,455        $  63,744
Cost of gas sold................................          4,557            4,517           28,523           26,974
                                                    --------------    --------------    ------------    ------------
   Gross margin.................................          7,555            8,094           34,932           36,770
Operations and maintenance expense..............          4,917            4,833           15,689           15,660
Depreciation, depletion and amortization........          2,090            2,036            6,258            6,118
                                                    --------------    --------------    ------------    ------------
   Operating profit.............................     $      548         $  1,225         $ 12,985        $  14,992
                                                    ==============    ==============    ============    ============

OPERATING DATA:
   Degree days (1)..............................            762              948            6,053            6,771

     (1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees fahrenheit. More degree days equate to colder weather.

     Operating profit of the Alaska transmission and distribution segment (ENSTAR Natural Gas Company, a division of the Company, and Alaska Pipeline Company, a wholly owned subsidiary, (collectively referred to herein as "ENSTAR Alaska") for the three and nine month periods ended September 30, 1997 declined from the comparable 1996 periods primarily as the warmer weather led to a decrease in volumes.

     This segment's business is seasonal with approximately 65% of its sales made in the first and fourth quarters of each year.

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

                         LIQUIDITY AND CAPITAL RESOURCES
                              Capital Expenditures
                             (Amounts in Thousands)

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                            ----------------------------------     ---------------------------------
                                                 1997               1996               1997               1996
                                            ---------------    ---------------     --------------     --------------
                                                                  Restated                              Restated
Exploration and production:
   Leasehold.............................     $   2,786          $   4,420          $    16,101          $    9,767
   Exploration...........................        29,304             18,535               74,881              48,790
   Development...........................        30,359             33,118              101,109              68,137
                                            ---------------    ---------------     --------------     --------------
                                                 62,449             56,073              192,091             126,694
Pipeline and marketing...................           162                  -                  207                   -
                                            ---------------    ---------------     --------------     --------------
   Oil and gas operations................        62,611             56,073              192,298             126,694
Alaska transmission and distribution.....         3,081              3,458                6,532               6,805
Corporate................................         2,524              1,147                6,734               2,447
                                            ---------------    ---------------     --------------     --------------
                                              $  68,216          $  60,678          $   205,564          $  135,946
                                            ===============    ===============     ==============     ==============

     Seagull's capital expenditure program was designed to be consistent with the Company's strategic objectives to achieve a greater balance between additions from exploration, development and acquisitions than in preceding years and grow oil and gas deliverability in 1998. To further meet those objectives, in July 1997, Seagull's Board of Directors approved an increase in the capital expenditures budget of $36 million to a total of $287 million, including just over $270 million in E&P. More than 43% of this spending is targeted outside the United States. As drilling activities increased substantially to meet these objectives for 1997, E&P capital expenditures increased primarily in the Company's domestic and Egyptian areas of operations.

     On June 17, 1997, the Company amended and restated the Credit Facilities to increase the "Borrowing Base" from $550 million to $650 million, extend the maturity date from December 31, 2002 to May 31, 2004 and reduce stated interest rate margins. At September 30, 1997, the maximum commitment under the Credit Facilities was $550 million with immediately available unused commitments of approximately $366 million. The Credit Facilities bear interest, at Seagull's option, at various market-sensitive rates plus an applicable margin or a competitive bid rate. The amount of senior indebtedness the Company is permitted to incur under the provisions of the Credit Facilities is subject to a "Borrowing Base"'based on the proved reserves of the Company's O&G segment and the financial performance of the Company's other business segments. On September 30, 1997, Seagull issued $150 million Senior Notes offered at a public offering price of 99.54% of face value. The Senior Notes have a coupon of 7.5% and mature

              Item 2. SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                  (Unaudited)

September 15, 2027. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The net proceeds of approximately $146 million were used to repay existing debt and for general corporate purposes. The Senior Notes represent unsecured obligations of the Company and rank pari passu with all other unsecured, unsubordinated obligations of the Company. The Senior Notes contain conditions and restrictive provisions including, among other things, restrictions on additional indebtedness by the Company and its subsidiaries and entering into sale and leaseback transactions.

     On October 6, 1997, Seagull sold its Canadian oil and gas subsidiary, Seagull Energy Canada Ltd. ("Seagull Canada"), to Rio Alto Exploration Ltd. ("Rio Alto"). The economic effective date for the disposition is July 1, 1997 (the "Effective Date"). Seagull realized approximately $185 million of sales proceeds, net of selling expenses. Seagull will recognize a pre-tax gain of approximately $12 million in the fourth quarter of 1997. The Company applied the sales proceeds to repay existing long-term debt, including all of its U.S. and Canadian bank debt. As a result of the sale of Seagull Canada, the Company terminated the Canadian component of the Credit Facilities, thereby lowering the maximum commitment to $450 million and reduced the Borrowing Base to $550 million.

     Management believes that the Company's internally generated funds and bank borrowing capabilities will be sufficient to finance current and forecasted operations.

Defined Terms

     Natural gas is stated herein in billion cubic feet "Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl") or thousand barrels ("MBbl"). MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MBOE and BOE represent one thousand barrels of oil equivalent and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

Forward Looking Statements

     Item 2 of this document includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause acutal results to differ materially from those in the forward looking statements include the resolution of various litigation matters discussed earlier, political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves and conditions of the capital and equity markets during the periods covered by the forward looking statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits:

3.1 Bylaws of the Company as amended through March 7, 1997 (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18, 1997).

*4.1 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association of Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto).

4.2 Terms Agreement and the resolutions of adopted by the Chairman of the Board of Directors related to Exhibit 4.3 (incorporated by reference to
       Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

4.3 Form of Senior Indenture among the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.4 to Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

*#10.1 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements, as amended.

*#10.2 Seagull Energy Corporation 1993 Stock Option Plan, as amended.

*#10.3 Consulting Agreement between Robert Vagt and Seagull Energy Corporation.

*27.1  Financial Data Schedule.

______________
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.

(b)        Reports on Form 8-K:

     On September 18, 1997, the Company filed a current report on Form 8-K dated September 11, 1997 with respect to Seagull's disposition of its Canadian oil and gas operations. The items reported in such current report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

     On October 17, 1997, the Company filed a current report on Form 8-K dated October 6, 1997 with respect to Seagull's disposition of its Canadian oil and gas operations. The items reported in such current report were Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).


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

                                     Date:   November 13, 1997




                                     By:     /s/ Gordon L. McConnell
                                             Gordon L. McConnell, Vice President
                                             and Controller
                                             (Principal Accounting Officer)

                                     Date:   November 13, 1997

                                  EXHIBIT INDEX



EXHIBIT                                                                   PAGE
NUMBER                                                                   NUMBER


3.1  Bylaws of the Company as amended  through  March 7, 1997
     (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September
     18, 1997).

*4.1 Note Agreement dated May 14, 1992 by and among Alaska Pipeline
     Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Asso-ciation of Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto).

4.2 Terms Agreement and the resolutions of adopted by the Chairman of the Board of Directors related to Exhibit 4.3 (incorporated by reference to Exhibit 2.3 to Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

4.3 Form of Senior Indenture among the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 2.4 to Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

*#10.1 Seagull Energy Corporation 1993 Nonemployee Directors' Stock
       Option Plan, including forms of agreements, as amended.

*#10.2 Seagull Energy Corporation 1993 Stock Option Plan, as amended.

*#10.3 Consulting Agreement between Robert Vagt and Seagull Energy
       Corporation.

*27.1  Financial Data Schedule.


______________
*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.