Form 10-K
period 1997-12-31
SEAGULL ENERGY CORP
filed 1998-03-23
CIK 320321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-8094

                           Seagull Energy Corporation
             (Exact name of registrant as specified in its charter)

             Texas                                 74-1764876
 (State or other jurisdiction of
 incorporation or organization)        (I.R.S. Employer Identification No.)

   1001 Fannin, Suite 1700
        Houston, Texas                             77002-6714
(Address of principal executive                    (Zip Code)
         offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of March 9, 1998, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $997,089,000.

     As of March 9, 1998, 63,021,232 shares of Common Stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Document                                             Part of Form 10-K
 (1) Annual Report to Shareholders for                     PARTS I and II
     year ended December 31, 1997
 (2) Proxy Statement for Annual Meeting                      PART III
of Shareholders to be held on May 13, 1998


================================================================================




                                      Index

                                                                           Page
                                     Part I
Item 1.  Business:
     Oil and Gas Operations...............................................   1
     Alaska Transmission and Distribution.................................  13
     Corporate............................................................  16
     Environmental Matters................................................  17
     Employees............................................................  19
     Executive Officers of the Company....................................  20

Item 2.  Properties.......................................................  21
Item 3.  Legal Proceedings................................................  21
Item 4.  Submission of Matters to a Vote of Security Holders..............  22

                                     Part II
Item 5.  Market for Registrant's Common Stock and Related Shareholder
                  Matters.................................................  22
Item 6.  Selected Financial Data..........................................  23
Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................  23
Item 8.  Financial Statements and Supplementary Data......................  23

Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure....................................  23

                                    Part III
Item 10.  Directors and Executive Officers of the Registrant..............  23
Item 11.  Executive Compensation..........................................  24
Item 12.  Security Ownership of Certain Beneficial Owners and Management..  24
Item 13.  Certain Relationships and Related Transactions..................  24

                                     Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  24
Signatures................................................................  29

PART I

Item 1.  Business

     Seagull Energy Corporation (the "Company" or "Seagull") is an international oil and gas company engaged primarily in exploration and development activities in the United States, Egypt, Cote d'Ivoire, Indonesia and the Russian Republic of Tatarstan. The Company also transports, distributes and markets natural gas, liquids products and petrochemicals. Seagull's long-range goal is to grow its reserve base and its crude oil and natural gas production capacity. The Company seeks a balanced approach of growing through its internal drilling efforts complemented by strategic acquisitions of additional oil and gas assets in its core operating areas. The Company's desire to grow more through internal drilling has led it to broaden its exploration focus beyond the Gulf Coast offshore area where Seagull originally concentrated its exploration efforts. Seagull also has endeavored to bring more balance to its mix of crude oil and natural gas assets, thereby lessening its dependence upon natural gas and increasing (i) the percentage of crude oil represented in the Company's total portfolio of proved reserves, (ii) its capacity to produce those reserves, and
(iii) the international orientation of its reserve base. To these ends, the Company completed two business combinations in 1996 that reflect this shift in strategy - the purchase of two Egyptian concessions from Exxon Corporation and the merger of Global Natural Resources Inc.

     These business combinations brought a substantial number of exploratory prospects to the Company, complementing its large portfolio of long-lived domestic natural gas producing properties and its large, stable cash flow base generated from oil and gas sales and non-exploration and production activities. These combinations have increased the Company's ability to generate growth in both its proved reserves and its crude oil and natural gas production capacity.

     For financial information relating to industry segments, see Note 13 of Notes to Consolidated Financial Statements of Seagull Energy Corporation and Subsidiaries (the "Consolidated Financial Statements") included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

     Items 1, 3 and 7 of this document include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves, the availability of skilled personnel, materials and equipment, operating hazards attendant to the industry and conditions of the capital and equity markets during the periods covered by the forward-looking statements.

                             OIL AND GAS OPERATIONS

     Revenues from the Oil and Gas Operations ("O&G") segment accounted for 83%, 81% and 76% of the Company's consolidated revenues for 1997, 1996 and 1995, respectively. Production of gas and liquids for 1997 averaged 357 MMcf per day ("Mcf/d") and 20,711 Bbl per day ("Bbl/d"), respectively, compared to 392 MMcf/d and 13,409 Bbl/d, respectively, in 1996. Oil production in 1997 increased from the prior year primarily as a result of increased production in Egypt. In October 1997, the

Company sold all of its Canadian oil and gas operations. In September 1995, the Company sold substantially all of its gas gathering and processing assets. With the sale of the gas gathering and processing assets, Seagull's former Exploration and Production segment and the Pipeline and Marketing segment were reclassified into Oil and Gas Operations.

     Seagull's principal oil and gas producing areas include the following:


                                                               Proved Reserves at December 31, 1997
                                      --------------------------------------------------------------------------------------
                                           Gas (MMcf) (1)                 Oil (Mbbl) (2)                   MBOE (3)
                                      --------------------------    -------------------------     -------------------------
UNITED STATES:
  Arkoma Basin..................              169,318                                 1                       28,221
  Arklatex Area.................              306,520                             7,233                       58,320
  Mid-Continent Area............              180,171                             7,329                       37,358
  Offshore Gulf of Mexico.......               84,441                             2,757                       16,830
  Gulf Coast Onshore............               34,234                               722                        6,427
  Other.........................                5,362                               499                        1,393
                                      --------------------------     -------------------------     -------------------------
                                              780,046                            18,541                      148,549
EGYPT:
  East Beni Suef................                    -                             3,368                        3,368
  East Zeit.....................                    -                            15,760                       15,760
  Qarun.........................                1,786                            12,098                       12,396
  South Hurghada................                    -                             2,647                        2,647
  West Abu Gharadig.............                    -                             1,130                        1,130
                                      --------------------------     -------------------------     -------------------------
                                                1,786                            35,003                       35,301
COTE D'IVOIRE...................               24,835                             1,212                        5,351
TATARSTAN.......................                    -                            16,455                       16,455
INDONESIA.......................               61,324                             1,074                       11,294
                                      --------------------------     -------------------------     -------------------------
                                              867,991                            72,285                      216,950
                                      ==========================     =========================     =========================

(1) Gas is stated in million cubic feet ("MMcf"). It may also be stated herein in billion cubic feet ("Bcf"), or thousand cubic feet ("Mcf").

(2) Oil,condensate and natural gas liquids ("NGL") are stated in thousands of barrels ("Mbbl"). It may also be stated herein in barrels ("Bbl"). As used in this Annual Report on Form 10-K, liquids means oil, condensate and natural gas liquids, unless otherwise indicated or the context otherwise suggests.

(3) MBOE and BOE represent one thousand barrels of oil equivalent and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

     For additional information relating to the Company's oil and gas reserves, based substantially upon reports of DeGolyer and MacNaughton, Netherland, Sewell & Associates, Inc. and Ryder Scott Company, independent petroleum engineers (collectively the "Engineers"), see Note 15 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto. All information in Note 15 not provided by the Engineers was supplied by the Company. The Company's reserve estimates in Indonesia have been obtained from a public source which, although not independently verified, the Company believes to be reliable. As required, Seagull also files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. These estimates were not materially different from the reserve estimates reported in the Consolidated Financial Statements.

     The future results of the O&G segment will be affected by the market prices of oil and natural gas and the Company's exploration and exploitation success. The availability of a ready market for oil, natural gas and liquids products in the future will depend on numerous factors beyond the control of the Company, including weather, the Company's ability to hire and retain skilled personnel, production of other crude oil, natural gas and liquids products, imports, marketing of competitive fuels, proximity and capacity of oil, gas and liquids pipelines and other transportation facilities, demand for storage refills, any oversupply or undersupply of gas and liquids products, operating hazards attendant to the oil and gas business, the availability and cost of material and equipment, the regulatory environment and other regional, international and political events, none of which can be predicted with certainty.

United States

     In excess of 65% of the Company's proved oil and gas reserves and annual production are contributed by properties in the United States. These domestic properties are generally located in three geographic areas -- the Mid-South, Mid-Continent and Gulf Coast regions. The Company's capital program for 1998 is designed to maintain domestic reserves and deliverability at approximately year-end 1997 levels. In addition, Seagull will continue to pursue strategic acquisitions to increase its domestic reserves and deliverability. Capital expenditures, excluding any acquisitions, for the Company's domestic activities are expected to be approximately $151 million for 1998, including $47 million for exploration, $83 million for development and $21 million for leasehold.

     Mid-South -- The CompanY's Mid-South properties are situated generally in the Arkoma Basin of eastern Oklahoma and western Arkansas and the Arklatex area of east Texas and northwest Louisiana. The Company's interests in Mid-South provide production from long-lived assets where ongoing activities are devoted principally to exploitation. These development activities in 1997 were particularly successful in the Arkoma Basin of western Arkansas with the completion of 13 successful development wells. The Company's 3-D seismic survey in this area was one of the earliest 3-D applications to be attempted in this relatively mature part of the Arkoma Basin. It has been successful in identifying untested reservoirs and new pay intervals. Capital expenditures in the Mid-South region for 1998 are expected to be near 1997's $51 million and will continue to focus on 3-D seismic surveys and development activities.

     Mid-Continent -- The Company's Mid-Continent properties are situated generally in the Anadarko Basin of the Texas Panhandle and western Oklahoma. The Mid-Continent region also provides production from long-lived assets where ongoing activities are devoted principally to exploitation. Capital expenditures in this region during 1997, which totaled $19 million, were devoted primarily to development activities. Plans for 1998 call for a somewhat lower level of capital spending but it will again be focused on developing existing reserves through drilling and 3-D seismic surveys.

     Gulf Coast -- The Company's Gulf Coast properties are located onshore in south Texas and south Louisiana and offshore in the Gulf of Mexico off the coasts of the same two states. Both exploration and exploitation activities are conducted in this region. In 1997, the Company purchased its first interests in the Deep Water Gulf of Mexico play where the Company plans to be an active participant in the future. Seagull also completed two successful exploratory wells in the Frio/Wilcox play in a tertiary trend in onshore Texas. These two exploratory wells confirmed the Lower Wilcox can be highly productive. The second well, the Zeidman Trust #2, tested nearly 22 MMcf/d of natural gas with very strong pressures from the bottom third of a 1,500-foot Lower Wilcox interval.

     The Company has been evaluating the Zeidman Trust #2 since its completion, observing flow rates and pressures and dealing with mechanical problems while formulating plans for further drilling in 1998. The Company has a 45% interest in some 16,000 acres in the immediate vicinity of the discovery.

     During 1997, Seagull's capital expenditures totaled some $71 million in the Gulf Coast region, primarily for exploratory wells but also for development drilling and the acquisition of offshore leases. Plans for 1998 will continue this focus on exploratory drilling but once again will have some development drilling and acquisition of offshore leases.

Egypt

     The Company's Egyptian operations consist of working interests in six concessions -- Qarun, East Beni Suef, East Zeit, South Hurghada, West Abu Gharadig and Darag. The interest in West Abu Gharadig was purchased in 1997 while the East Zeit and South Hurghada interests were purchased in 1996. The Company's interests in Qarun, East Beni Suef and Darag were acquired in the Global merger. With 1997 production of 3,383 MBOE, the Company's Egyptian assets contributed approximately 12% of total production. Capital expenditures for 1997 were approximately $83 million in Egypt and are expected to be $94 million in 1998.

     Each concession is governed by a concession agreement (collectively, the "Egyptian Concession Agreements") between the working interest partners and the Egyptian national oil company ("EGPC"). Under the Egyptian Concession Agreements, the working interest partners pay 100% of capital and operating costs and production is split between EGPC and the working interest partners. Working interest partners recover costs from a percentage, ranging from 25% to 40% depending upon the concession, of the oil and gas produced and sold from the applicable concession ("Cost Recovery Petroleum"). Cost Recovery Petroleum forms a single unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over four to five years while operating expenses are recoverable on a current basis. To the extent that the costs eligible for recovery in any quarter exceed the amount of Cost Recovery Petroleum produced and sold in that quarter, such costs are recoverable from Cost Recovery Petroleum in future quarters with no limit on the ability to carry forward such costs.

     The remaining oil and gas produced and sold is divided between EGPC and the working interest partners. Depending on the concession and varying with production levels, the working interest partners receive 12% to 30% of the remaining oil and up to 29% of the remaining gas. Included in EGPC's share of this remaining oil or gas are all Egyptian government royalties as well as the applicable Egyptian income taxes of the working interest partners.

     Qarun -- The Company has a 25% non-operated working interest in the Qarun Concession Agreement. The concession covers approximately 1.9 million gross acres located 45 miles southwest of Cairo, Egypt. Initial oil production, via trucking, began in late 1995 while conventional production facilities became fully operational in 1997. With the completion of these production facilities, Qarun became one of the Company's largest producing concessions. While 1998 capital expenditures are expected to decrease significantly from 1997's $35 million due to the completion of the production facilities, the expenditures will continue to be split between additional exploratory wells, seismic work and development activities.

     East Beni Suef -- Seagull, as the operator, has a 50% working interest in the East Beni Suef Concession Agreement. The concession covers approximately 6.8 million gross acres lying adjacent and to the south of the Qarun concession. Thefirst exploratory well was successfully completed in late 1997 and the Company expects to begin trucking production in the first half of 1998.

     East Zeit -- The Company, as the operator, has a 100% working interest in the East Zeit concession which is located offshore in the Gulf of Suez. The Company acquired its interest primarily as a producing concession and it continues to be one of the largest producing concessions among the Company's Egyptian interests. With this emphasis on production, capital expenditures of approximately $27 million in 1997 were concentrated in development wells and activities and capital expenditures are expected to be in this same range for 1998.

     South Hurghada -- Seagull, as the operator, has a 100% working interest in the 61,000-acre concession, located onshore on the coast of the Gulf of Suez approximately 250 miles south of Cairo. After the completion of two successful exploratory wells in mid-1997, oil production was trucked to the nearby East Zeit production terminal. While the 1997 capital expenditures of $10 million were concentrated on exploratory drilling, expected 1998 capital expenditures of about this same amount will reflect the beginning of development activities.

     West Abu Gharadig -- In October 1997, the Company purchased a 30% non-operating working interest in the West Abu Gharadig concession, covering 3.5 million gross acres in upper Egypt. While three exploratory wells were producing by year-end, the Company has identified more than 10 exploratory leads. Seagull expects exploratory drilling will continue in this concession in 1998 or 1999.

     Darag -- The Company has a 50%, non-operated working interest in the Darag block, which is located in the northern portion of the Gulf of Suez, and covers 460,000 gross acres. Future plans for this concession are uncertain as the working interest owners and EGPC have been unable to secure the necessary drilling permits from marine authorities. At the end of 1997, Seagull had approximately $5 million in capitalized costs associated with this concession. The working interest owners and EGPC are discussing ways for the working interest owners to recover the costs associated with the Darag concession, however, there can be no guarantee that these discussions will be successful in recovering the costs of the working interest owners.

Cote d'Ivoire

     Seagull's operations in Cote d'Ivoire, West Africa consist of working interests in three blocks- CI-11, CI-12 and CI-104. The CI-11 concession, where the Company has a nearly 13% unitized working interest, extends from the western coast to approximately eight miles offshore Cote d'Ivoire. The Company has an almost 17% working interest in CI-12, which lies adjacent to and west of block CI-11, and a 100% working interest in block CI-104, which lies adjacent to and west of block CI-12.

     Each block is subject to a production sharing contract whereby the working interest partners pay 100% of capital and operating costs, and production is split between the Ivorian government and the working interest partners. Working interest partners recover costs from a percentage, ranging from 40% to 75% depending upon the concession, of produced and sold petroleum. The remaining oil and gas produced and sold, and any portion of cost recovery not used to recover costs, is divided between the Ivorian government and the working interest partners. Included in the Ivorian government's share of remaining petroleum are all Ivorian government royalties as well as the applicable Ivorian income taxes for the working interest partners.

Tatarstan

     Through its 90% owned subsidiary, Texneft, the Company has a net 45% interest in a joint venture in Tatarstan, a republic in the Russian Federation located west of the Ural Mountains and east of the Volga River. The joint venture is with Tatneft, a Russian closed joint stock company. The joint venture, Tatex, operates various oil fields in Tatarstan. Under the terms of the joint venture and various supplemental agreements, the funding for the joint venture is supplied by Texneft and Tatneft through various credit agreements.

     The joint venture's activities currently include three projects: (i) vapor recovery, (ii) the development and operation of the Onbysk field, near the city of Almetyevsk, and (iii) the upcoming development and operation of the Demkinsky field, located 110 kilometers southwest of Almetyevsk. Texneft's share of capital spending for 1998 is approximately $8 million, primarily for development drilling and facilities.

Indonesia

     Seagull has a 1.7% interest in the Indonesia Joint Venture ("IJV") for the exploration, development and production of oil and gas in East Kalimantan, Indonesia, under a production sharing contract with the state petroleum enterprise of Indonesia ("Pertamina"). The majority of the revenue derived from the IJV results from the sale of liquefied natural gas ("LNG"). Under the terms of the PSC with Pertamina, the IJV is authorized to explore for, develop and produce petroleum reserves in an approximately 1.1 million acre area in East Kalimantan.

     The IJV participants are entitled to recover cumulative operating and certain capital costs out of the oil and gas produced each year, and to receive a share of the remaining oil production and a share of the remaining revenues from the sale of gas on an after Indonesian tax basis.

Oil and Gas Drilling Activities

     Seagull's oil and gas exploratory and developmental drilling activities are as follows for the periods indicated. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The term "gross wells" means the total number of wells in which Seagull owns an interest, while the term "net wells" means the sum of the fractional working interests Seagull owns in gross wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

                                                                      Year Ended December 31,
                                        ------------------------------------------------------------------------------------
                                                1997                           1996                           1995
                                        ----------------------         ----------------------        -----------------------
                                         Gross         Net              Gross          Net             Gross         Net
                                        ---------    ---------         --------     ---------        ----------    ---------
UNITED STATES:
 Exploratory Drilling:
   Productive Wells.................          18          9.5               14           6.2                9         5.7
   Dry Holes........................          12          4.2               15           6.6               14         7.5
 Development Drilling:
   Productive Wells.................         142         73.9              123          54.2               64        29.0
   Dry Holes........................          12          6.3               13           8.2                4         1.1
CANADA:  (*)
 Exploratory Drilling:
   Productive Wells.................           3          1.7                5           0.8                3         1.0
   Dry Holes........................           1          1.0                2           2.0                3         3.0
 Development Drilling:
   Productive Wells.................          57         28.9               17           8.6                7         1.9
   Dry Holes........................           1          0.3                2           1.5                1         0.5
EGYPT:
 Exploratory Drilling:
   Productive Wells.................           4          2.8                2           0.5                2         0.5
   Dry Holes........................          11          3.0                5           1.3                1         0.3
 Development Drilling:
   Productive Wells.................          14          3.5               14           3.5                4         1.0
   Dry Holes........................           -            -                -             -                1         0.3
COTE D'IVOIRE:
 Exploratory Drilling:
   Productive Wells.................           1          0.1                2           0.3                -           -
   Dry Holes........................           2          0.3                1           0.1                -           -
 Development Drilling:
   Productive Wells.................           3          0.4                1           0.1                4         0.6
   Dry Holes........................           -            -                -             -                -           -
TATARSTAN:
 Exploratory Drilling:
   Productive Wells.................           1          0.5                -             -                1         0.5
   Dry Holes........................           -            -                -             -                -           -
 Development Drilling:
   Productive Wells.................          21         10.5               20          10.0               17         8.5
   Dry Holes........................           -            -                -             -                -           -
OTHER INTERNATIONAL:
 Exploratory Drilling:
   Productive Wells.................           -            -                -             -                -           -
   Dry Holes........................           1          0.2                -             -                2         0.4
TOTAL:
 Exploratory Drilling:
   Productive Wells.................          27         14.6               23           7.8               14         7.2
   Dry Holes........................          27          8.7               23          10.0               21        11.7
 Development Drilling:
   Productive Wells.................         237        117.2              175          76.4               96        41.0
   Dry Holes........................          13          6.6               15           9.7                6         1.9

(*) All of the Company's Canadian oil and gas operations were sold in October 1997.

     The Company had 14 gross (4.3 net) exploratory wells and 12 gross (5.5 net) development wells in progress at December 31, 1997. Wells classified as "in progress" at year-end represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

Production

     The following table summarizes the Company's production, average sales prices and operating costs for the periods indicated:


                                                                                  Year Ended December 31,
                                                                ------------------------------------------------------------
                                                                     1997                    1996                 1995
                                                                ----------------       -----------------      --------------
UNITED STATES:
   Net Production:
     Gas (MMcf)................................................     110,595                 116,238               113,482
     Oil, condensate and NGL (Mbbl)............................       1,763                   1,561                 1,403
   Average sales price: (1)
     Gas (per Mcf).............................................  $     2.34                 $  2.17              $   1.62
     Oil, condensate and NGL (per Bbl).........................  $    17.60                 $ 19.03              $  15.84
   Average operating costs (per BOE) (2).......................  $     3.75                 $  3.27              $   3.04
CANADA:(3)
   Net Production:
     Gas (MMcf)................................................      13,510                  21,203                22,057
     Oil, condensate and NGL (Mbbl)............................         243                     361                   399
   Average sales price: (1)
     Gas (per Mcf).............................................  $     1.63                 $  1.32              $   1.07
     Oil, condensate and NGL (per Bbl).........................  $    16.46                 $ 16.77              $  13.01
   Average operating costs (per BOE) (2).......................  $     3.42                 $  3.57              $   3.17
EGYPT:
   Net Oil Production (Mbbl)...................................       3,383                   1,305                    25
   Average Oil Sales Price (per Bbl) (1).......................  $    18.26                 $ 21.56              $  17.97
   Average operating costs (per BOE) (2).......................  $     3.46                 $  4.45              $   2.24
COTE D'IVOIRE:
   Net Production:
     Gas (MMcf)................................................       2,245                   1,445                   203
     Oil (Mbbl)................................................         603                     511                   261
   Average sales price: (1)
     Gas (per Mcf).............................................  $     1.93                 $  1.77              $   1.61
     Oil (per Bbl).............................................  $    19.34                 $ 20.04              $  15.51
   Average operating costs (per BOE) (2).......................  $     3.95                 $  3.56              $   4.75
TATARSTAN:
   Net Oil Production (Mbbl)...................................       1,512                   1,117                 1,062
   Average Oil Sales Price (per Bbl) (1).......................  $    14.26                 $ 13.98              $  15.11
   Average operating costs (per BOE) (2).......................  $     9.25                 $ 10.17              $   8.35
INDONESIA AND OTHER:
   Net Production:
     Gas (MMcf)................................................       3,965                   4,429                 3,933
     Oil (Mbbl)................................................          56                      51                    45
   Average sales price: (1)
     Gas (per Mcf).............................................  $     3.18                 $  3.36              $   2.96
     Oil (per Bbl).............................................  $    19.31                 $ 19.58              $  17.38
   Average operating costs (per BOE ) (2)......................           -                       -                     -

(1) Average sales prices are before deduction of production, severance, and other taxes.

(2) Operating costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes, transportation costs and general operating expenses.

(3) All of the Company's Canadian oil and gas operations were sold in October 1997.

     The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1997. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same borehole are counted as one well.


                                   Gross Wells                                              Net Wells
                  -----------------------------------------------      ----------------------------------------------------
                                                     Multiple                                                  Multiple
                    Gas        Oil       Total      Completions          Gas          Oil       Total        Completions
                  ---------  ---------  ---------  --------------      ----------  --------    ----------   ---------------
United States....  2,641      1,713      4,354          264            1,074.5       185.4      1,259.9            144.0
Egypt............      -         52         52           11                 -         24.4         24.4              2.8
Cote d'Ivoire....      2         11         13            2                0.3         1.4          1.7              0.3
Tatarstan........      -        196        196           57                 -         98.0         98.0             28.5
                  ---------  ---------  ---------  --------------      ----------  --------    ----------   ---------------
                   2,643      1,972      4,615          334            1,074.8       309.2      1,384.0            175.6
                  =========  =========  =========  ==============      ==========  ========    ==========   ===============


Developed and Undeveloped Oil and Gas Acreage

     As of December 31, 1997, the Company owned working interests in the following developed and undeveloped oil and gas acreage:


                                                   Developed                                       Undeveloped
                                     ---------------------------------------          --------------------------------------
                                          Gross                 Net (*)                   Gross                  Net (*)
                                     ----------------        ---------------          ---------------         --------------
UNITED STATES:
  Onshore:
    Oklahoma.....................         278,753                130,038                    25,215                 12,735
    Texas........................         208,133                101,987                   111,748                 33,851
    Arkansas.....................         210,071                 71,225                    12,645                  8,177
    Louisiana....................          44,663                 21,905                     5,765                  2,809
    Montana......................           1,175                    228                   161,306                147,928
    Other........................          28,397                  9,882                    57,291                 27,686
  Bays and State Waters..........           2,609                    722                     9,618                  6,402
  Federal Offshore:
    Texas........................         156,379                 64,071                   309,402                214,020
    Louisiana....................          59,675                 28,991                   250,426                139,919
EGYPT:
  Darag..........................               -                      -                   459,606                229,803
  East Beni Suef.................               -                      -                 6,819,960              3,409,980
  East Zeit......................           6,672                  6,672                         -                      -
  Qarun..........................         407,213                101,803                 1,080,130                270,033
  South Hurghada.................          26,934                 26,934                    34,627                 34,627
  West Abu Gharadig..............          15,419                  4,626                 4,725,615              1,417,684
COTE D'IVOIRE:
  CI-11..........................          11,860                  1,537                   180,329                 23,443
  CI-12..........................               -                      -                   393,634                 65,618
  CI-104.........................               -                      -                   250,300                250,300
TATARSTAN........................          12,630                  6,315                    12,107                  6,053
INDONESIA........................          97,000                  1,663                 1,156,780                 19,827
OTHER INTERNATIONAL..............               -                      -                 2,790,298                395,615
                                     ----------------        ---------------          ---------------         --------------
                                        1,567,583                578,599                18,846,802              6,716,510
                                     ================        ===============          ===============         ==============

(*) When describing acreage on drilling locations, the term "net" refers to the total acres on drilling locations in which the Company has a working interest, multiplied by the percentage working interest owned by the Company.

     Additionally, as of December 31, 1997, the Company owned mineral and/or royalty interests in 591,032 gross (41,334 net) developed and 2,846,585 gross (105,751 net) undeveloped oil and gas acres, located primarily in the United States.

     For additional information relating to oil and gas producing activities, see Note 15 of Notes to the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

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

     Natural Gas Marketing and Transportation. Although maximum selling prices of natural gas were formerly regulated, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") terminated wellhead price controls on all domestic natural gas on January 1, 1993, and amended the Natural Gas Policy Act of 1978 to remove completely by January 1, 1993 price and nonprice controls for all "first sales" of natural gas, which will include all sales by the Company of its own production. Consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions. The jurisdiction of the Federal Energy Regulatory Commission (the "FERC") over natural gas transportation was unaffected by the Decontrol Act.

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

     Offshore Leasing. Certain operations the Company conducts are on federal oil and gas leases, which the Mineral Management Service ("MMS") administers. The MMS issues such leases through competitive bidding. These leases contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency), lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the Outer Continental Shelf ("OCS") to meet stringent engineering and construction specifications, and has recently proposed additional safety-related regulations concerning the design and operating procedures for OCS production platforms and pipelines. The MMS also has issued regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met.

     The MMS recently adopted a rule detailing the kinds of natural gas marketing and transportation services that should be considered part of a producer's duty to market. The rule, which is currently under appeal, may prevent producers from deducting from royalties the full cost of transporting and marketing natural gas to the marketplace. The Company cannot predict how it might be affected by this rule, or the disposition of such rule on appeal.

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

     The MMS has issued a notice of proposed rulemaking in which it proposes to amend its regulations governing the calculation of royalties and the valuation of oil and natural gas produced from federal leases. The principal feature in the amendments, as proposed, would establish an alternative market-index based method to calculate royalties on certain natural gas production sold to affiliates or pursuant to non-arms'-length sales contracts. The MMS has proposed this rulemaking to facilitate royalty valuation in light of changes in the gas marketing environment. The Company cannot predict what action the MMS will take on these matters, nor can it predict at this stage of the rulemaking proceedings how the Company might be affected by amendments to the regulations.

Pipeline, Marketing and Other

     The Company's O&G segment also includes pipeline and marketing operations involving (i) the transportation and marketing of Seagull's own and third-party gas, oil and natural gas liquids; (ii) gas gathering and processing; and (iii) pipeline engineering, design, construction and operation.

     The Company actively provides marketing services geared toward matching gas supplies available in the major producing areas with attractive markets available in the Midwest, Northeast, Mid-Atlantic, Appalachian and Texas/Louisiana Gulf Coast areas. The matching process includes arranging transportation on a network of open-access pipelines on a firm or interruptible basis. Seagull contracts to provide oil and natural gas to various customers and aggregates supplies from various sources including third-party producers, marketing companies, pipelines, financial institutions and the Company's own production. Marketing profit margins are often small due to competition, and results can vary significantly from period to period. Large amounts of working capital are involved for relatively small net margins, which makes working capital management critical. The Company has policies and procedures in place that are designed to minimize any potential risk of loss from these transactions. These policies and procedures are reviewed and updated periodically by the Company's management.

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

     In late 1995, Seagull initiated a risk management program for a portion of its own E&P production and third-party activities, utilizing such derivative financial instruments as futures contracts, options and swaps. In early 1997, the Company closed substantially all of its derivative financial instruments related to equity production and focused its risk management efforts on reducing price and basis risk for its third-party marketing activities. Seagull accounts for its commodity derivative contracts as hedging activities and, accordingly, the effect is included in revenues when the commodities are produced. See Note 2 of Notes to the Company's Consolidated Financial Statements and Oil and Gas Operations in Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

     Pipeline Operations and Construction -- Seagull operates certain pipelines owned by other companies. In some cases the operating agreements provide for reimbursement of expenses incurred in connection with operations plus a profit margin. In other cases the Company receives a negotiated annual fee. The Company also builds pipelines for other companies for which it receives construction fees that are fixed, cost-plus or a combination of both. The Company currently has one ongoing construction project for an existing customer and plans to continue its pursuit of additional operating and construction opportunities.
                                      -12-

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

International Operations

     Seagull's interests in countries outside the United States are subject to the various risks inherent in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of expropriation, nationalization, war, insurrection and other political risks, risks of increases in taxes and governmental royalties, renegotiation of contracts with governmental entities, changes in laws and policies governing operations of foreign-based companies, restrictions on drilling permits (such as those facing the Darag concession) and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company seeks to manage these risks by among other things, concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies.

                      ALASKA TRANSMISSION AND DISTRIBUTION

     The Company operates in Alaska as a single business unit, ENSTAR Alaska, which is regulated by the Alaska Public Utilities Commission (the "APUC"). ENSTAR Alaska engages in the intrastate transmission of natural gas in South-Central Alaska and the distribution of natural gas in Anchorage and other nearby communities in Alaska. Revenues from ENSTAR Alaska accounted for 17%, 19% and 24% of the Company's consolidated revenues for 1997, 1996 and 1995, respectively.

Gas Transmission System

     ENSTAR Alaska owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. The pipeline transmission system is composed of approximately 277 miles of 12 to 20-inch diameter pipeline and approximately 74 miles of smaller diameter pipeline. The system's present design delivery capacity is approximately 410 MMcf/d. The average throughput of the system in 1997, 1996 and 1995 was 124, 131 and 122 MMcf/d, respectively.

Gas Distribution System

     ENSTAR Alaska distributes natural gas through approximately 2,114 miles of gas mains to approximately 96,800 residential, commercial, industrial and electric power generation customers within the cities and environs of Anchorage, Eagle River, Palmer, Wasilla, Girdwood, Whittier, Soldotna, Kenai and the Nikiski area of the Kenai Peninsula, Alaska. During the year ended December 31, 1997, ENSTAR Alaska added approximately 63 miles of new gas distribution mains, installed 2,500 new service lines and added approximately 2,700 net customers. ENSTAR Alaska anticipates relatively modest growth in its residential customer base and will install additional main and service lines to accommodate this growth.

     ENSTAR Alaska distributes gas to its customers under tariffs and contracts which provide for varying delivery priorities. ENSTAR Alaska's business is seasonal with approximately 65-70% of its revenues earned in the first and fourth quarters of each year.

     In 1997, purchase/resale volumes represented 51% of ENSTAR Alaska's throughput and 78% of ENSTAR Alaska's operating margin. The remaining volumes are transported for power, industrial and large commercial customers for a transportation fee. Under tariffs approved by the APUC, ENSTAR Alaska's transportation fees approximate ENSTAR Alaska's purchase/resale margin.

Gas Supply

     ENSTAR Alaska has an APUC-approved gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. ENSTAR Alaska has agreed to purchase and Marathon has agreed to deliver all of ENSTAR Alaska's gas requirements in excess of those provided for in other presently existing gas supply contracts, subject to certain exceptions, until the commitment has been exhausted and without limit as to time; however, Marathon's delivery obligations are subject to certain specified annual limitations after 2001. The contract has a base price, subject to annual adjustment based on changes in the price of certain traded oil futures contracts, of $1.55 per Mcf plus reimbursements for any severance taxes and other charges. During 1997, the cost of gas purchased under the Marathon Contract averaged $1.89 per Mcf, including reimbursements for severance taxes.

     ENSTAR Alaska also has an APUC-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract") which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009. The pricing mechanism in the

Beluga Contract is similar to that contained in the Marathon Contract. The 1997 price under the Beluga Contract, after application of contractual adjustments, averaged $1.93 per Mcf, including reimbursements for severance taxes.

     Based on gas purchases during the twelve months ended December 31, 1997, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR Alaska under the Marathon and Beluga Contracts are sufficient to supply all of ENSTAR Alaska's expected gas supply requirements through the year 2001. After that time supplies will still be available under the Marathon and Beluga contracts in accordance with their terms, but at least a portion of ENSTAR Alaska's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.

     Currently, ENSTAR Alaska's supply source, primarily through the Marathon and Beluga Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. During 1997, two of the Cook Inlet area's major suppliers filed for regulatory approval to export certain quantities of gas to overseas LNG markets. ENSTAR Alaska has filed as an intervenor in these proceedings and is actively working with regulatory authorities to insure that the supply needs of its customers are met.

     ENSTAR Alaska's average cost of gas sold in 1997, 1996 and 1995 was $1.89, $1.59 and $1.75 per Mcf, respectively. ENSTAR Alaska's average gas sales price in 1997, 1996 and 1995 was $3.65, $3.29 and $3.41 per Mcf, respectively.

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

     During the last nine years, ENSTAR Alaska's natural gas volumes delivered on a purchase/resale basis have declined. Beginning in 1989, several of its major customers began purchasing gas directly from gas producers or gas marketers. However, the APUC has approved tariffs allowing ENSTAR Alaska to transport these volumes for a transportation fee that approximates the margin that would have been earned had the customer remained a sales customer rather than becoming a transportation customer. Consequently, ENSTAR Alaska anticipates no adverse economic impact to result from these transportation arrangements.

     If any other existing large customer of ENSTAR Alaska chooses to purchase gas directly from producers, ENSTAR Alaska would expect to collect a fee for transporting that gas equivalent to the margin earned on sales volumes for those customers because the large distance of remaining user facilities from producing fields would preclude the by-pass of ENSTAR Alaska's pipelines.

     ENSTAR Alaska supplies natural gas to its customers at prices that at the present time economically preclude substitution of alternative fuels. Since the Beluga Contract and the Marathon Contract include prices that fluctuate based on oil indices, a competitive margin favoring natural gas over oil-based energy sources is expected to continue. However, there is no assurance that the competitive advantage over other alternative fuels will not be reduced or eliminated by the development of new energy technology, by changes in the price of oil or refined products or by decreased gas supply if additional exports are allowed out of the Cook Inlet area.

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

     In March 1991, the Company filed an application in good faith with the SEC pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that Seagull was not subject to regulation as a "subsidiary company" of FMR Corp. (the "FMR Application"), which was then the owner of 2,805,624 shares (approximately 12.5% at such time) (shares adjusted for a 2-for-1 stock split of all the issued shares of the Company's common stock (the "Common Stock"), effected June 4, 1993) of the outstanding Common Stock. Under the 1935 Act, a company is a "subsidiary company" of a "holding company" if the "holding company" owns 10% or more of the total voting power of the "subsidiary company", unless the SEC determines otherwise. Based upon the most recent information furnished to the Company by FMR Corp., FMR Corp.'s beneficial shares owned have fallen below 5% of the outstanding voting stock of the Company.

     In December 1993, Seagull filed an additional application in good faith with the SEC pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that the Company was not subject to regulation as a "subsidiary company" of AXA Assurances I. A. R. D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances I. A. R. D. Mutuelle, Alpha Assurances Vie Mutuelle, Uni Europe Assurance Mutuelle and AXA (collectively, the "Mutuelles AXA") and The Equitable Companies Incorporated ("Equitable") and their respective affiliates (collectively, the "Equitable Entities"), (the "Equitable Application"). At such time, the Equitable Entities beneficially owned 4,495,600 shares (approximately 12.5%) of Common Stock. Based upon the most recent information furnished to the Company by the Equitable Entities, the Equitable Entities' beneficial shares owned have fallen below 5% of the outstanding voting stock of the Company.

     On October 3, 1996, the Company filed an application in good faith with the SEC pursuant to Section 2(a)(8) of the 1935 Act, seeking a determination that Seagull was not subject to regulation as a "subsidiary company" of The
Prudential Insurance Company of America ("Prudential"), (the "Prudential Application"), which was then the owner of 5,573,061 shares (approximately 8.9% at such time of the outstanding Common Stock). According to information provided by Prudential, in its capacity as investment adviser, is beneficial owner of 5,883,861 shares (9.3%) of the Common Stock which are owned by numerous investment counseling clients, none of which is known to have such interest with respect to more than 5% of the class. Prudential has sole voting and dispositive power as to 5,561,361 shares and shared voting and dispositive power as to 322,500 shares.

     As a result of the Company's good faith filing of the Prudential Application, the Company will not be subject to any obligation, duty or liability imposed by the 1935 Act, unless and until the SEC enters an order denying or otherwise adversely disposing of the Prudential Application. To date, no such order has been issued. The Company believes that the Prudential Application ultimately should be granted.

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

                                    EMPLOYEES

     As of March 1, 1998, the Company had 877 full time employees. In addition to the services of its full time employees, the Company employs, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees.

     ENSTAR Alaska operates under collective bargaining agreements with separate bargaining units for operating and clerical employees. These units represent approximately 80% of ENSTAR Alaska's work force. Contracts have been negotiated that set wages and work relationships for the two units. The operating bargaining unit contract is effective from April 1, 1996 through April 1, 2000. The clerical bargaining unit contract is effective from April 1, 1995 through April 1, 2000. The Company is not a party to any other collective bargaining agreements. The Company has never had a work stoppage.

     The Company considers its relations with its employees to be satisfactory.

                        EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company, each of whom has been elected to serve until his successor is elected and qualified, are as follows:

           Name               Age                       Present Position and Prior Business Experience

Barry J. Galt..............    64    Chairman of the Board and Chief  Executive  Officer since  December 1983 and President of the  Company  from April  1997;  President  of the Company  from  December  1983 to
                                     October 1996.

John W. Elias..............    57    Executive Vice President  since April 1993; For the previous 30 years,  he served in a variety of positions for Amoco Production Company and its parent, Amoco Corporation.

Richard F. Barnes..........    54    President of ENSTAR Alaska since September 1987.

Gerald R. Colley...........    47    Senior Vice President,  International  Exploration and Production since November 1996;
                                     Senior Vice  President -  International  Exploration  of Global from  December 1994 to
                                     November 1996; Vice President - International  Exploration of Global from July 1993 to
                                     December 1994; Vice President - International  Exploration of Global Natural Resources
                                     Corporation of Nevada  ("GNRC"),  a wholly owned  subsidiary of Global,  since October
                                     1992; Vice President and Exploration  Director of Hadson Europe, Inc. from August 1986 to October 1992.

John N. Goodpasture........    49    Senior Vice President,  Pipelines and Marketing  since May 1993;  President of Seagull
                                     Pipeline Company since March 1990.

William L. Transier........    43    Senior Vice President and Chief Financial  Officer since May 1996; For the previous 20 years,  he held a variety of  positions  at KPMG Peat  Marwick LLP and was promoted to partner in July 1986.

Carl B. King...............    55    Senior Vice President and General  Counsel since February 1998;  Senior Vice President and General  Counsel of PanEnergy  Corp from 1991 to February  1998;  For the previous
                                     16 years,  he served in a variety of  positions  with Cooper  Industries/Cameron  Iron
                                     Works.

Gordon L. McConnell........    51    Vice  President and Controller  since  November  1996;  Vice President - Accounting of
                                     Global from  January  1996 to November  1996;  Controller  of Global from July 1993 to
                                     January 1996;  Controller of GNRC since  October  1991;  Assistant  Controller of GNRC from July 1991 to October 1991.

H. Alan Payne..............    56    Vice President,  Investor Relations since November 1996; Director,  Investor Relations from December 1984 to November 1996.

Jack M. Robertson..........    54    Vice President,  Human Resources since November 1996;  Director,  Human Resources from
                                     November 1990 to November 1996.

Stephen A. Thorington......    42    Vice  President,  Finance and  Treasurer  since May 1996;  Managing  Director of Chase
                                     Securities  Inc.  from  January  1992 to May  1996;  Managing  Director  for The Chase
             Manhattan Bank, N.A. from June 1991 through April 1994.

M. Lee Van Winkle..........    45    Vice  President,  Corporate  Planning since November 1996;  Vice President - Corporate
                                     Planning  of Global  from July 1993 to  November  1996;  Vice  President  -  Corporate
                                     Planning of GNRC since August 1992;  Corporate Manager - Planning and Budget for Adobe
                                     Resources Corporation for more than five years prior to August 1992.

Carl E. Volke..............    54    Vice President,  Administration  since November 1996;  Director,  Administration  from
                                     November 1986 to November 1996.

Item 2. Properties

     Incorporated herein by reference to Item 1 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

     Royalty Litigation -- Increasingly, royalty owners under oil and gas leases are challenging valuation methodology and post-production deductions used by producers. These cases have arisen because oil and gas producers such as Seagull have begun to provide services that had previously been provided by the interstate gas pipelines prior to the "unbundling" of gas services. For example, in 1996, Seagull was sued in Anne K. Barnaby, et al. v. Seagull Mid-South Inc. This case is pending in state court of Latimer County, Oklahoma. In this case, the plaintiffs seek additional royalties based upon the alledged deduction by Seagull of post-production costs, such as those related to gathering, compression, dehydration and treating. In addition, the plaintiffs have questioned the sales price used by Seagull as a basis for calculating royalties to the extent that sales were made to Seagull's gas marketing subsidiary. While Seagull intends to vigorously defend this case, the Company cannot predict the outcome of these matters.

     NorAm Litigation -- Seagull also was sued in NorAm Gas Transmission Co., et al. v. Seagull Mid-South Inc. (the "NorAm Litigation"). The case relates to Seagull's termination of a 1956 gas contract which provided for the sale of gas by Seagull from certain wells in the Aetna Field in Arkansas for approximately $0.16 per Mcf. NorAm Gas Transmission Co. ("NorAm") and Arkansas Western Gas Company ("AWG") have sought a declaratory judgment that the gas contract remains in effect with respect to these wells or, in the alternative, money damages. Since the termination by Seagull of the gas contract, Seagull has been selling the gas in question on the spot market. Seagull believes that it had reasonable grounds for terminating the gas contract. NorAm and AWG have also sought a declaratory judgment to the effect that certain additional wells in the Aetna Field (including any new wells) would be subject to the $0.16 per Mcf price (the "Additional Well Claim"). If NorAm and AWG were successful with the Additional Well Claim, Seagull's operations in the Aetna Field would be materially affected in an adverse manner. By mid-1997, the plaintiffs had alleged losses in these matters of approximately $90 million plus attorney's fees.

     In November 1997, the Company, NorAm and AWG signed a Settlement Proposal that ultimately could lead to a final settlement and resolution of the NorAm Litigation discussed above. The Settlement Proposal calls for Seagull to make a cash payment and deliver gas under a five-year gas sales contract. As a result of this Settlement Proposal, the Company recorded in the fourth quarter a one-time pre-tax charge of approximately $4.5 million, included in general and administrative expense.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     A. The Company's Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the ticker symbol "SGO." The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years were as follows:


                                                   1997                                            1996
                                  ---------------------------------------          --------------------------------------
                                        High                  Low                       High                   Low
                                  -----------------     -----------------          ----------------      ----------------
First Quarter                           24 1/8                17 7/8                     22 7/8                17 1/8
Second Quarter                          19 1/4                16 1/2                     25 1/2                21
Third Quarter                           25 7/8                17 3/4                     26                    17 1/2
Fourth Quarter                          27 5/8                19 1/16                    24 3/8                20 5/8

     B. As of March 9, 1998, there were approximately 4,370 holders of record of Common Stock.

     C. Seagull has not declared any cash dividends on its Common Stock since it became a public entity in 1981. The decision to pay Common Stock dividends in the future will depend upon the Company's earnings and financial condition and such other factors as the Company's Board of Directors deems relevant. The Company's revolving credit agreement (the "Revolving Credit Facility") restricts the Company's declaration or payment of dividends on and repurchases of Common Stock unless each of the following tests have been met: (i) the Company's Total Debt/Capitalization Ratio cannot be more than 60% and (ii) no Default or Event of Default shall have occurred and be continuing. The capitalized terms used herein to describe the restrictions contained in the Revolving Credit Facility have the meanings assigned to them in the Revolving Credit Facility. Under the most restrictive of these tests, as of December 31, 1997, approximately $344 million was available for payment of dividends or repurchase of Common Stock. In addition, certain debt instruments of ENSTAR Alaska restrict the ability of ENSTAR Alaska to transfer funds to the Company in the form of cash dividends, loans or advances. For a description of such restrictions, reference is made to
Note 6 of the Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 6.  Selected Financial Data

     Incorporated herein by reference to the Selected Financial Data included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Based on the Company's market capitalization, the quantitative and qualitative disclosures required by Rule 305 of the Securities and Exchange Act of 1934 are required for Seagull's Form 10-K for the year ended December 31, 1998 and, if material, will be so included.

Item 8. Financial Statements and Supplementary Data

     Incorporated herein by reference to the Consolidated Financial Statements and Supplementary Data included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference to "Election of Directors" included in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 13, 1998 (the "Proxy Statement"). See also "Executive Officers of the
Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 11. Executive Compensation

     Incorporated herein by reference to "Executive Compensation--Summary Compensation Table," "--Compensation Arrangements," "--Option Exercises and Fiscal Year-End Values," "--Option Grants," "--Executive Supplemental Retirement Plan," "--ENSTAR Natural Gas Company Supplemental Executive Retirement Plan" and "--ENSTAR Natural Gas Company Retirement Plan"; and "Election of Directors--Compensation of Directors" included in the Proxy Statement. Notwithstanding any provision in this Annual Report on Form 10-K to the contrary, under no circumstances are the "Compensation Committee Report" or the information under the heading "Shareholder Return Performance Presentation" incorporated herein for any purpose.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements:

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report thereon are included in the Company's 1997 Annual Report to Shareholders and as part of Exhibit 13 attached hereto, and are incorporated herein by reference:

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

     3.2 Bylaws of the Company, as amended through March 7, 1997 (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18, 1997).
                                      -24-

     *4.1 $500,000,000  Revolving  Credit and  Competitive  Bid  Facility  among
          Seagull Energy Corporation, The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A., and The Other Banks Signatory Thereto, dated December 27, 1997.

     4.2 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 4, 1993; Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors is incorporated by reference to
          Exhibit 4.3 to Current Report on Form 8-K dated August 4, 1993).

     4.3 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 4, 1993; Specimen of 8 5/8% Senior Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors is incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 4, 1993).

    *4.4 Senior Indenture among the Company and The Bank of New York, as Trustee, and Specimen of 7 1/2% Senior Notes due September 15, 2027.

     4.5 Terms Agreement and the resolutions of adoption by the Chairman of the Board of Directors related to Exhibit 4.4 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

     *4.6 Note  Agreement  dated  June 17,  1985 by and  among  Alaska  Pipeline
          Company and The Travelers Insurance Company, The Travelers Life Insurance Company, and the Equitable Life Assurance Society of the United States (collectively, the "Insurance Companies") (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and the Insurance Companies (the Note Agreement including exhibits thereto incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1995; the Form of Consent and Agreement dated April 15, 1991 by and among Alaska Pipeline Company and the Insurance Companies (including exhibits thereto) is filed herewith).

     4.7 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997).

     4.8 Trust Agreement dated as of September 1, 1995 for the Seagull Series 1995 Trust (the Trust Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; the Guaranty by Seagull Energy Corporation in favor of the Seagull Series 1995 Trust is incorporated by reference to
          Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

     4.9 Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated December 15, 1997).

    #10.1 Seagull Energy Corporation 1995 Executive Incentive Plan(incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

    #10.2 Seagull Energy Corporation 1996 Executive Incentive Plan(incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.3 Seagull   Energy    Corporation   1997   Executive    Incentive   Plan
          (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

    #10.4 Seagull  Energy   Corporation   1981  Stock  Option  Plan  (Restated),
          including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.5 Seagull  Energy   Corporation   1983  Stock  Option  Plan  (Restated),
          including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to
          Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to Exhibit
          10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.6 Seagull  Energy   Corporation   1986  Stock  Option  Plan  (Restated),
          including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to
          Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to Exhibit
          10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.7 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.8 Global  Natural  Resources  Inc. 1989 Key Employees  Stock Option Plan
          (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

    #10.9 Global Natural Resources Inc. 1992 Stock Option Plan (the Plan is incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural
          Resources Inc. (Registration No. 1-8674); the Form of Stock Option Agreement is incorporated by reference to Exhibit 10.48 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); Form of Amendment to Stock Option Agreement(s) is incorporated by reference to
          Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1996).

   #10.10 Seagull Energy  Corporation 1993  Nonemployee  Directors' Stock Option
          Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   #10.11 Seagull  Energy   Corporation  1993  Stock  Option  Plan,  as  amended
          (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   #10.12 1995  Omnibus  Stock Plan (the Plan is  incorporated  by  reference to
          Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996).

   #10.13 Seagull Energy Corporation Management Stability Plan (the Plan is incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1994; the First Amendment is incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996).

   #10.14 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

   #10.15 Employment  Agreement  dated  December  30,  1983 by and  between  the
          Company and Barry J. Galt, Chairman of the Board, President and Chief Executive Officer of the Company (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; Amendment to Employment Agreement is incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1996).

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

   #10.21 Form of Restricted  Stock  Agreement made and entered into as of March
          17, 1995 between Seagull Energy Corporation and, individually, Richard
          F. Barnes (granted 2,000 shares of restricted Common Stock), John W. Elias (granted 3,000 shares of restricted Common Stock) and William L. Transier (granted 3,000 shares of restricted Common Stock) (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 1994).

   #10.22 Form of Severance  Agreement between Seagull Energy  Corporation and
          Richard F. Barnes, John W. Elias and William L. Transier (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the year ended December 31, 1994).

  #10.23  Consulting   Agreement   between   Robert  Vagt  and  Seagull   Energy
          Corporation (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

    10.24 Royalty Incentive Plan, as amended (incorporated by reference to Exhibit 1.4 to the Annual Report on Form 20-F for the year ended December 31, 1981 of the U.K. Company).

    10.25 Purchase and Sale Agreement by and among Seagull Energy Corporation, Amoco Gas Company, Houston Pipe Line Company, Enron Gas Processing Company and Mantaray Pipeline Company, as sellers and Seahawk Gathering & Liquids Company as buyer and Tejas Power Corporation as Guarantor dated July 28, 1995 (incorporated by reference to Exhibit
          10.6 to Quarterly  Report on Form 10-Q for the quarter  ended June 30,
          1995).

    10.26 Stock Purchase Agreement Between Seagull Energy Corporation and Exxon Corporation relating to all of the Outstanding Capital Stock of Esso Suez Inc., as executed in Houston, Texas on July 22, 1996 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 28, 1996).

    10.27 Purchase and Sale Agreement Between Esso Egypt Limited and Seagull Energy Corporation dated July 22, 1996 (incorporated by reference to
          Exhibit  2.2 to the  Current  Report on Form 8-K  filed on August  28,
          1996).

    10.28 Agreement and Plan of Merger dated as of July 22, 1996 by and among Seagull Energy Corporation, GNR Merger Corporation and Global Natural Resources Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement No. 333-09845 on Form S-4 of Seagull Energy Corporation).

    10.29 Share Sale Agreement, dated as of September 11, 1997, by and between Seagull Energy Canada Holding Company, Seagull Energy Corporation and Rio Alto Exploration Ltd. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 11, 1997).

     *13 Portions of the Seagull Energy Corporation and Subsidiaries Annual Report to Shareholders for the year ended December 31, 1996 which are incorporated by reference herein to this Annual Report on Form 10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31,1997.

     *21  Subsidiaries of Seagull Energy Corporation.

    *23.1 Consent of KPMG Peat Marwick LLP.

    *23.2 Consent of Ryder Scott Company, independent petroleum engineers.

    *23.3 Consent of DeGolyer and MacNaughton, independent petroleum engineers.

    *23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

    *27.1 Financial Data Schedule.


         ----------------------------
*    Filed herewith.
#    Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8-K

     The Company filed a current report on Form 8-K, dated December 15, 1997, with respect to certain amendments to the Rights Agreement governing its Preferred Share Purchase Rights.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SEAGULL ENERGY CORPORATION

Date:      March 17, 1998                                      By:        /s/ Barry J. Galt
                                                                          Barry J. Galt, Chairman of the Board and
                                                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:        /s/ Barry J. Galt                                    By:        /s/ Peter J. Fluor
           Barry J. Galt, Chairman of the Board, President                 Peter J. Fluor, Director
           and Chief Executive Officer and Director             Date       March 17, 1998
           (Principal Executive Officer)                        By:        /s/ William R. Grant
Date:      March 17, 1998                                                  William R. Grant, Director
By:        /s/ John W. Elias                                    Date:      March 17, 1998
           John W. Elias, Executive Vice President              By:        /s/ Dean P. Guerin
           and Director                                                    Dean P. Guerin, Director
Date:      March 17, 1998                                       Date:      March 17, 1998
By:        /s/ William L. Transier                              By:        /s/ Richard M. Morrow
           William L. Transier, Senior Vice President                      Richard M. Morrow, Director
           and Chief Financial Officer                          Date:      March 17, 1998
           (Principal Financial Officer)                        By:        /s/ Dee S. Osborne
Date:      March 17, 1998                                       Date:      Dee S. Osborne, Director
By:        /s/ Gordon L. McConnell                                         March 17, 1998
           Gordon L. McConnell, Vice President and              By:        /s/ Sidney R. Petersen
           Controller (Principal Accounting Officer)                       Sidney R. Petersen, Director
Date:      March 17, 1998                                       Date:      March 17, 1998
By:        /s/ J. Evans Attwell                                 By:        /s/ Sam F. Segnar
           J. Evans Attwell, Director                                      Sam F. Segnar, Director
Date:      March 17, 1998                                       Date:      March 17, 1998
By:        /s/ Richard J. Burgess                               By:
           Richard J. Burgess, Director                                    Robert F. Vagt, Director
Date:      March 17, 1998                                       Date:      March 17, 1998
By:        /s/ Milton Carroll                                   By:        /s/ R. A. Walker
           Milton Carroll, Director                                        R. A. Walker, Director
Date:      March 17, 1998                                       Date:      March 17, 1998
By:        /s/ Thomas H. Cruikshank
           Thomas H. Cruikshank, Director
Date:      March 17, 1998


                                  EXHIBIT INDEX


EXHIBITS:

          3.1 Articles of Incorporation of the Company, as amended, including Articles of Amendment filed May 12, 1988, May 21, 1991, and May 21, 1993 with the Secretary of State of the State of Texas, that certain Statement of Relative Rights and Preferences related to the designation and issuance of the Company's $2.25 Convertible Exchangeable Preferred Stock, Series A, filed August 6, 1986 with the Secretary of State of the State of Texas and that certain Statement of Resolution Establishing Series of Shares of Series B Junior Participating Preferred Stock of Seagull Energy Corporation filed March 21, 1989 with the Secretary of State of the State of Texas (incorporated by reference to Exhibi 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30,
               1993).

          3.2  Bylaws  of  the  Company,   as  amended  through  March  7,  1997
               (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18, 1997).

          *4.1 $500,000,000  Revolving Credit and Competitive Bid Facility among
               Seagull Energy Corporation, The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A., and The Other Banks Signatory Thereto, dated December 27, 1997.

          4.2 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated August 4, 1993; Specimen of 7 7/8% Senior Note due 2003 and resolutions adopted by the Chairman of the Board of Directors is incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated August 4, 1993).

          4.3 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated August 4, 1993; Specimen of 8 5/8% Senior
               Subordinated Note due 2005 and resolutions adopted by the Chairman of the Board of Directors is incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated August 4, 1993).

          *4.4 Senior  Indenture  among the Company and The Bank of New York, as
               Trustee,  and  Specimen of 7 1/2 Senior Notes due  September  15,
               2027.

          4.5 Terms Agreement and the resolutions of adoption by the Chairman of the Board of Directors related to Exhibit 4.4 (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).

          *4.6 Note Agreement  dated June 17, 1985 by and among Alaska  Pipeline
               Company and The Travelers Insurance Company, The Travelers Life Insurance Company, and the Equitable Life Assurance Society of the United States (collectively, the "Insurance Companies") (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and the Insurance Companies (the Note Agreement including exhibits thereto incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 1995; the Form of Consent and Agreement dated April 15, 1991 by and among Alaska Pipeline Company and the Insurance Companies (including exhibits thereto) is filed herewith).

          4.7 Note Agreement dated May 14, 1992 by and among Alaska Pipeline Company and each of the purchasers thereto (including forms of notes and other exhibits thereto) and Inducement Agreement of even date therewith by and among Seagull and Aid Association for Lutherans, The Equitable Life Assurance Society of the United States, Equitable Variable Life Insurance Company, Provident Life & Accident Insurance Company and Teachers Insurance & Annuity Association of America (including exhibits thereto) (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

          4.8 Trust Agreement dated as of September 1, 1995 for the Seagull Series 1995 Trust (the Trust Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995; the Guaranty by Seagull Energy Corporation in favor of the Seagull Series 1995 Trust is incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

          4.9 Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of
               Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of Summary of Rights to Purchase Preferred Shares (incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated December 15, 1997).

         #10.1 Seagull  Energy   Corporation   1995  Executive   Incentive  Plan
               (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

         #10.2 Seagull  Energy   Corporation   1996  Executive   Incentive  Plan
               (incorporated by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1996).

         #10.3 Seagull  Energy   Corporation   1997  Executive   Incentive  Plan
               (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

         #10.4 Seagull  Energy  Corporation  1981 Stock Option Plan  (Restated),
               including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to
               Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 1996).

         #10.5 Seagull  Energy  Corporation  1983 Stock Option Plan  (Restated),
               including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1996).

         #10.6 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (the amended and restated plan is incorporated by reference to Exhibit 10.8 to

               Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; the amended form of Nonstatutory Stock Option Agreement is incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended December 31, 1993; Form of Amendment to Stock Option Agreement(s) for the Seagull Energy Corporation is incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1996).

         #10.7 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

         #10.8 Global  Natural  Resources  Inc. 1989 Key Employees  Stock Option
               Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31,
               1996).

         #10.9 Global Natural Resources Inc. 1992 Stock Option Plan (the Plan is incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); the Form of Stock Option Agreement is incorporated by reference to Exhibit
               10.48 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1996).

        #10.10 Seagull Energy  Corporation  1993  Nonemployee  Directors'  Stock
               Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

        #10.11 Seagull  Energy  Corporation  1993 Stock Option Plan,  as amended
               (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

        #10.12 1995 Omnibus Stock Plan (the Plan is incorporated by reference to
               Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 1996).

        #10.13 Seagull Energy Corporation Management Stability Plan (the Plan is incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1994; the First Amendment is incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996).

        #10.14 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).

        #10.15 Employment  Agreement  dated December 30, 1983 by and between the
               Company and Barry J. Galt,  Chairman of the Board,  President and
               Chief Executive Officer of the Company (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1993; Amendment to Employment Agreement is incorporated by reference to Exhibit
               10.15 to Annual Report on Form 10-K for the year ended December 31, 1996).

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

        #10.21 Form of Restricted  Stock  Agreement  made and entered into as of
               March 17, 1995 between Seagull Energy Corporation and, individually, Richard F. Barnes (granted 2,000 shares of restricted Common Stock), John W. Elias (granted 3,000 shares of restricted Common Stock) and William L. Transier (granted 3,000 shares of restricted Common Stock) (incorporated by reference to
               Exhibit 10.33 to Annual Report on Form 10-K for the year ended December 31, 1994).

        #10.22 Form of Severance Agreement between Seagull Energy Corporation and Richard F. Barnes, John W. Elias and William L. Transier (incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-K for the year ended December 31, 1994).

        #10.23 Consulting  Agreement  between  Robert  Vagt and  Seagull  Energy
               Corporation (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30,
               1997).

         10.24 Royalty Incentive Plan, as amended (incorporated by reference to Exhibit 1.4 to the Annual Report on Form 20-F for the year ended December 31, 1981 of the U.K. Company).

         10.25 Purchase and Sale Agreement by and among Seagull Energy Corporation, Amoco Gas Company, Houston Pipe Line Company, Enron Gas Processing Company and Mantaray Pipeline Company, as sellers and Seahawk Gathering & Liquids Company as buyer and Tejas Power Corporation as Guarantor dated July 28, 1995 (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

        10.26 Stock Purchase Agreement Between Seagull Energy Corporation and Exxon Corporation relating to all of the Outstanding Capital Stock of Esso Suez Inc., as executed in Houston, Texas on July 22, 1996 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 28, 1996).

        10.27 Purchase and Sale Agreement Between Esso Egypt Limited and Seagull Energy Corporation dated July 22, 1996 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on August 28, 1996).

        10.28 Agreement and Plan of Merger dated as of July 22, 1996 by and among Seagull Energy Corporation, GNR Merger Corporation and Global Natural Resources Inc. (incorporated by reference to
               Exhibit 2.1 to Registration Statement No. 333-09845 on Form S-4 of Seagull Energy Corporation).

        10.29 Share Sale Agreement, dated as of September 11, 1997, by and between Seagull Energy Canada Holding Company, Seagull Energy Corporation and Rio Alto Exploration Ltd. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 11, 1997).

          *13 Portions of the Seagull Energy Corporation and Subsidiaries Annual Report to Shareholders for the year ended December 31, 1996 which are incorporated by reference herein to this Annual Report on Form 10-K of Seagull Energy Corporation and Subsidiaries for the year ended December 31, 1997.

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