Form 10-Q
period 1998-03-31
SEAGULL ENERGY CORP
filed 1998-05-13
CIK 320321

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No___.

As of May 11, 1998, 63,030,308 shares of Common Stock, par value $0.10 per share, were outstanding.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                                                                  PAGE
                                                                                                                 NUMBER

PART I.  FINANCIAL INFORMATION

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months

                  Ended March 31, 1998 and 1997.................................................................    3

                  Consolidated Statements of Comprehensive Income

                  for the Three Months Ended March 31, 1998 and 1997 ...........................................    4

                  Consolidated Balance Sheets - March 31, 1998 and December 31, 1997............................    5

                  Consolidated Statements of Cash Flows for the Three Months

                  Ended March 31, 1998 and 1997.................................................................    6

                  Notes to Consolidated Financial Statements....................................................    7

    Item 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations...............................................................   11

PART II.  OTHER INFORMATION.....................................................................................   16

SIGNATURES......................................................................................................   17

  ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in Thousands Except Per Share Data)

                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                            March 31,
                                                                        ---------------------------------------------------
                                                                                 1998                        1997
                                                                        -----------------------      ----------------------
Revenues:
   Oil and gas operations............................................          $    90,449                $    125,004
   Alaska transmission and distribution..............................               31,876                      34,569
                                                                        -----------------------      ----------------------
                                                                                   122,325                     159,573
Costs of Operations:
   Operations and maintenance........................................               39,880                      42,871
   Alaska transmission and distribution cost of gas sold.............               14,763                      16,722
   Exploration charges...............................................               10,118                       8,953
   Depreciation, depletion and amortization..........................               39,979                      42,111
   General and administrative........................................                3,384                       2,310
                                                                        -----------------------      ----------------------
                                                                                   108,124                     112,967
                                                                        -----------------------      ----------------------

Operating Profit.....................................................               14,201                      46,606

Other (Income) Expense:
   Interest expense..................................................                8,547                      10,410
   Interest income and other.........................................                 (532)                       (698)
                                                                        -----------------------      ----------------------
                                                                                     8,015                       9,712
                                                                        -----------------------      ----------------------

Income Before Income Taxes...........................................                6,186                      36,894

Income Tax Expense...................................................                3,031                      19,640
                                                                        -----------------------      ----------------------

Net Income...........................................................          $     3,155                $     17,254
                                                                        =======================      ======================

Earnings Per Common Share:
   Basic.............................................................          $      0.05                $      0.27
                                                                        =======================      ======================
   Diluted...........................................................          $      0.05                $      0.27
                                                                        =======================      ======================

Weighted Average Number of Common
   Shares Outstanding:
   Basic.............................................................               63,022                      62,784
                                                                        =======================      ======================
   Diluted...........................................................               63,480                      63,631
                                                                        =======================      ======================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Amounts in Thousands)

                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                        ---------------------------------------------------
                                                                                 1998                        1997
                                                                        -----------------------      ----------------------

Net income...........................................................          $     3,155                $     17,254

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........................                    -                      (1,196)
                                                                        -----------------------      ----------------------

Comprehensive income.................................................          $     3,155                $     16,058
                                                                        =======================      ======================

See accompanying Notes to Consolidated Financial Statements.


                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

             (Amounts in Thousands Except Share and Per Share Data)

                                   (Unaudited)

                                                                                    MARCH 31,              December 31,
                                                                                       1998                    1997
                                                                               ---------------------   ---------------------
ASSETS:
   Current Assets:
     Cash and cash equivalents...............................................     $       17,729            $     45,654
     Accounts receivable, net................................................            132,319                 147,442
     Inventories.............................................................             14,345                  13,635
     Prepaid expenses and other..............................................             15,361                  16,240
                                                                               ---------------------   ---------------------
       Total Current Assets..................................................            179,754                 222,971

   Property, Plant and Equipment (successful efforts method).................          2,107,581               2,053,683
   Accumulated Depreciation, Depletion and Amortization......................            947,956                 908,849
                                                                               ---------------------   ---------------------
                                                                                       1,159,625               1,144,834

   Other Assets..............................................................             42,146                  43,261
                                                                               ---------------------   ---------------------

   Total Assets..............................................................     $    1,381,525            $  1,411,066
                                                                               =====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current Liabilities:
     Accounts and note payable...............................................     $      141,710            $    159,138
     Accrued expenses........................................................             34,745                  47,625
     Current maturities of long-term debt....................................              7,193                   7,097
                                                                               ---------------------   ---------------------
       Total Current Liabilities.............................................            183,648                 213,860

   Long-Term Debt............................................................            469,016                 469,017
   Other Noncurrent Liabilities..............................................             49,800                  51,168
   Deferred Income Taxes.....................................................             12,495                  14,126

   Redeemable Bearer Shares..................................................             15,635                  15,691

   Commitments and Contingencies.............................................                  -                       -

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized 100,000,000 shares;
       issued 63,910,150 shares (1998) and  63,877,442 (1997)................              6,391                   6,388
     Additional paid-in capital..............................................            494,475                 493,829
     Retained earnings.......................................................            168,090                 164,935
     Less:  note receivable from employee stock ownership plan...............             (3,067)                 (2,990)
     Less:  treasury stock -  861,314 shares.................................            (14,958)                (14,958)
                                                                               ---------------------   ---------------------

     Total Shareholders' Equity..............................................            650,931                 647,204
                                                                               ---------------------   ---------------------

  Total Liabilities and Shareholders' Equity.................................     $    1,381,525            $  1,411,066
                                                                               =====================   =====================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in Thousands)

                                   (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                         1998                   1997
                                                                                  -------------------    -------------------
 OPERATING ACTIVITIES:
   Net income...............................................................           $    3,155            $   17,254
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...............................               39,979                42,111
     Amortization of deferred financing costs...............................                  495                   606
     Deferred income taxes..................................................               (1,708)               12,494
     Dry hole expense.......................................................                2,972                   270
     Other..................................................................                  167                   378
                                                                                  -------------------    -------------------
                                                                                           45,060                73,113

     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable......................................               14,897                57,137
       Decrease (increase) in inventories, prepaid expenses and other.......                1,015               (10,925)
       Decrease in accounts payable.........................................              (14,928)              (25,338)
       Decrease in accrued expenses and other...............................              (13,041)              (20,472)
                                                                                  -------------------    -------------------

   Net Cash Provided By Operating Activities................................               33,003                73,515

 INVESTING ACTIVITIES:
   Capital expenditures.....................................................              (58,134)              (55,427)
   Acquisitions, net of cash acquired.......................................                 (377)                 (101)
   Proceeds from sales of property, plant and equipment.....................                  224                   645
                                                                                  -------------------    -------------------

   Net Cash Used In Investing Activities....................................              (58,287)              (54,883)

 FINANCING ACTIVITIES:
   Proceeds from debt.......................................................               41,095               166,252
   Principal payments on debt ..............................................              (43,560)             (174,147)
   Proceeds from sales of common stock......................................                  497                 2,171
   Other....................................................................                 (673)                 (855)
                                                                                  -------------------    -------------------

   Net Cash Used In Financing Activities....................................               (2,641)               (6,579)

 Effect of exchange rate changes on cash....................................                    -                   (54)
                                                                                  -------------------    -------------------

   Increase (Decrease) In Cash And Cash Equivalents.........................              (27,925)               11,999

 Cash And Cash Equivalents At Beginning Of Period...........................               45,654                15,284
                                                                                  -------------------    -------------------

 Cash And Cash Equivalents At End Of Period.................................           $   17,729            $   27,283
                                                                                  ===================    ===================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

         In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of March 31, 1998, and the results of its operations, comprehensive income and cash flows for the three months ended March 31, 1998 and 1997. All adjustments made are of a normal, recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         The  financial   information   presented   herein  should  be  read  in
conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Comprehensive Income -- Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components in the Company's financial statements. Comprehensive income includes all changes in the Company's equity except those resulting from investments by and distributions to owners.

         Earnings Per Share -- The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):


                                                                                     Weighted Average           Earnings
                                                                                       Common Shares            Per-Share
                                                           Net Income                   Outstanding              Amount
                                                      ------------------------     ------------------------    -----------
QUARTER ENDED MARCH 31, 1998:
     BASIC.....................................           $    3,155                          63,022               $ 0.05
     EFFECT OF DILUTIVE STOCK OPTIONS..........                    -                             458
                                                     ------------------------     ------------------------
     DILUTED...................................           $    3,155                          63,480               $ 0.05
                                                     ========================     ========================

Quarter Ended March 31, 1997:
     Basic.....................................           $   17,254                          62,784               $ 0.27
     Effect of dilutive stock options..........                    -                             847
                                                     ------------------------     ------------------------
     Diluted...................................           $   17,254                          63,631               $ 0.27
                                                     ========================     ========================

         Weighted average options to purchase 2,460,524 and 1,750,144 shares of common stock at $17.94 to $26.38 per share were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire at various dates from 2003 to 2008.

                   SEAGULL ENERGY CORORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Derivative Financial Instruments -- The Company enters into a variety of commodity derivative financial instruments (futures contracts, price swaps and options) only for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of price fluctuations. To qualify as hedges, these instruments must highly correlate to anticipated future production such that the Company's exposure to the effects of price changes is reduced. The Company uses the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments are generally offset by similar changes in the realized prices of the commodities. Income and costs related to these hedging activities are recognized in oil and gas revenues when the commodities are produced. Income and costs on commodity derivative financial instruments that are closed before the hedged production occurs are also deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivative financial instrument and actual oil and gas prices, income or costs are recognized currently to the extent the financial instrument has not offset changes in actual oil and gas prices. Any realized income and costs that are deferred at the balance sheet date and any margin accounts for futures contracts are included as net current assets. While commodity derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of oil and natural gas, the commodity derivative financial instruments may also limit the Company's gain from increases in those market prices.

         The Company recorded $0.2 million and $8 million for the quarter ended March 31, 1998 and 1997, respectively, in costs related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $0.2 million and $1 million in 1998 and 1997, respectively. By the end of the first quarter of 1997, the Company's equity hedging activities had been substantially reduced, leaving primarily the commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 11 MMcf per day through December 1998. The Company also recorded $0.5 million and $0.3 million in hedging costs for 1998 and 1997, respectively, related to third-party marketing activities. At March 31, 1998, the Company had open natural gas futures, swaps and option contracts related to its third-party marketing efforts totaling 14 Bcf related to purchases and 22 Bcf related to sales for the period from April 1998 through July 1999. At March 31, 1998, the fair value related to the Company's commodity hedging activities was $0.5 million of costs related to open contracts.

         Accounting Pronouncements -- In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments be included in interim reports issued to shareholders. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement establishes standards for disclosure for pensions and other postretirement benefits in annual financial statements. These statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS Nos. 131 and 132 establish standards for reporting and display, the Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.

                   SEAGULL ENERGY CORORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                             (Amounts in Thousands)

                                                                                         Three Months Ended March 31,
                                                                                   -----------------------------------------
                                                                                         1998                   1997
                                                                                   ------------------    -------------------
Cash paid during the period for:
  Interest, net of amount capitalized..........................................       $   16,571              $   15,988
  Income taxes.................................................................       $    4,841              $    6,432


NOTE 3.  COMMITMENTS AND CONTINGENCIES

         Historically, most computer systems (including microprocessors embedded into field equipment and other machinery) utilized software that processed transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). This software (including software built into embedded microprocessors) requires modification to properly process dates beyond December 31, 1999 (the "Year 2000 Issue"). During 1997, the Company utilized both internal and external resources to reprogram, or replace, and test software for necessary modifications identified in its assessment of the Year 2000 Issue. By December 31, 1997, the Company's Year 2000 remediation was substantially complete and approximately $300,000 had been expensed related to this assessment and remediation. The Company presently believes that, as a result of these efforts, the Year 2000 Issue will not have a material adverse effect attributable to the Company's systems.

         The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

NOTE 4.   SUBSEQUENT EVENTS

         NorAm Litigation -- In April 1998, Seagull, NorAm Gas Transmission Co. ("NorAm") and Arkansas Western Gas Company ("AWG") signed a final Settlement Agreement (the "Settlement") with respect to NorAm Gas Transmission Co., et al.
v. Seagull Mid-South Inc. (the "NorAm Litigation"). The case relates to Seagull's termination of a 1956 gas contract which provided for the sale of gas by Seagull from certain wells in the Aetna Field in Arkansas for approximately $0.16 per Mcf. NorAm and AWG sought a declaratory judgment that the gas contract remain in effect with respect to these wells or, in the alternative, that they receive money damages. NorAm and AWG also sought a declaratory judgment to the effect that certain additional wells in the Aetna Field (including any new wells) would be subject to the $0.16 per Mcf price.

         The Settlement called for Seagull to make a cash payment and to deliver gas under a five-year gas sales contract. The Settlement resulted in no further charges to the Company's income in 1998.

                   SEAGULL ENERGY CORORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Acquisitions -- On March 30, 1998, the Company entered into a Purchase and Sale Agreement whereby Seagull will purchase the stock of BRG Petroleum, Inc. ("BRG"), a closely held private company, and the assets of BRG's limited partnerships and programs (collectively, the "BRG Assets") for $102 million in cash, subject to final closing adjustments. The Company expects to fund the acquisition through existing credit facilities. The transaction is expected to close during the second quarter of 1998.

         The BRG Assets include proved oil and gas reserves of 102 billion cubic feet of natural gas equivalents ("Bcfe"). BRG operates more than 70 percent of 600 currently producing oil and gas wells in approximately 140 fields. Daily production from the properties net to the combined BRG interests averaged approximately 18 million cubic feet of gas and 400 barrels of oil and natural gas liquids in 1997. The most significant of the BRG Assets are concentrated in East Texas, primarily in Freestone, Upshur, Rusk and Nacogdoches counties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

         The following discussion is intended to assist in an understanding of the Company's financial position, results of operations and cash flows for each of the quarters ended March 31, 1998 and 1997. The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS
                             (Amounts in Thousands)

                                                                                        Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                        1998                     1997
                                                                                  ------------------      ------------------
Revenues:
  Oil and gas operations .....................................................      $     90,449            $    125,004
  Alaska transmission and distribution........................................            31,876                  34,569
                                                                                  ------------------      ------------------
                                                                                    $    122,325            $    159,573
                                                                                  ==================      ==================
Operating profit:
  Oil and gas operations .....................................................      $      8,931            $     39,079
  Alaska transmission and distribution........................................             9,541                  10,466
  Corporate...................................................................            (4,271)                 (2,939)
                                                                                  ------------------      ------------------
                                                                                    $     14,201            $     46,606
                                                                                  ==================      ==================

Net income....................................................................      $      3,155            $     17,254
Net cash provided by operating activities before
  changes in  operating assets and liabilities................................      $     45,060            $     73,113
Net cash provided by operating activities.....................................      $     33,003            $     73,515


         Revenues decreased $37 million and operating profit declined $32 million from the first quarter of 1997 to the first quarter of 1998 primarily due to significant decreases in domestic oil and gas prices and decreases in international oil prices combined with the sale of the Company's Canadian oil and gas operations. The price decreases were partially offset by higher oil production from the Company's international operations. Net income decreased from $17 million for the first quarter of 1997 to $3 million for the same period in 1998 due to the lower commodity prices discussed above.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


                             OIL AND GAS OPERATIONS
                             (Amounts in Thousands)

                                                                                        Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                         1998                   1997
                                                                                  -------------------     ------------------
Revenues:
  Natural gas................................................................       $     60,560             $    85,500
  Oil and NGL................................................................             24,285                  30,823
  Pipeline and marketing.....................................................              5,604                   8,681
                                                                                  -------------------     ------------------
                                                                                          90,449                 125,004
                                                                                  -------------------     ------------------

Production operating expense.................................................             27,444                  29,883
Pipeline and marketing expenses..............................................              6,986                   7,691
Exploration charges..........................................................             10,118                   8,953
Depreciation, depletion and amortization.....................................             36,970                  39,398
                                                                                  -------------------     ------------------
  Operating profit...........................................................       $      8,931             $    39,079
                                                                                  ===================     ==================


         The decline in commodity prices was the significant factor in the decrease in operating profit for the Oil and Gas Operations ("O&G") segment from $39 million for the first quarter of 1997 to $9 million for the first quarter of 1998. In addition, the first quarter of 1998 reflects the absence of the Company's Canadian operations which were sold in October 1997. These Canadian operations contributed approximately $11 million in revenues and $4 million in operating profit in the first quarter of 1997.

         Domestic natural gas prices decreased 18% from $2.60 per Mcf in the first quarter of 1997 to $2.14 per Mcf for the same period in 1998. This significant price decrease and a 3% decrease in domestic gas production combined to create a $15 million decrease in domestic natural gas revenues. Worldwide oil prices also showed a significant decrease of 34%, from $19.52 per Bbl in 1997's first quarter to $12.89 per Bbl in 1998. While declining oil prices were the primary factor for the $7 million decrease in oil revenues, this was partially offset by a 35% increase in oil production in the U.S. and Egypt as Seagull realized additional contributions from several new domestic wells and two Egyptian concessions - Qarun, where additional facilities became operational during mid 1997, and West Abu Gharadig, which was purchased in late 1997.

         The Company recorded $0.2 million and $8 million for the quarter ended March 31, 1998 and 1997, respectively, in costs related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $0.2 million and $1 million in 1998 and 1997, respectively. By the end of the first quarter of 1997, the Company's equity hedging activities had been substantially reduced, leaving primarily the commodity hedges in place as required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties) for approximately 11 MMcf per day through December 1998. The Company also recorded $0.5 million and $0.3 million in hedging costs for 1998 and 1997, respectively, related to third-party marketing activities. At March 31, 1998, the Company had open natural gas futures, swaps and option contracts

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


related to its third-party marketing efforts totaling 14 Bcf related to purchases and 22 Bcf related to sales for the period from April 1998 through July 1999. At March 31, 1998, the fair value related to the Company's commodity hedging activities was $0.5 million of costs related to open contracts.

         Pipeline and marketing revenues declined $3 million for the first quarter of 1998 due to a decrease in third party marketing margins and revenues related to the Company's gas gathering and processing facilities. This decrease in gas gathering and processing revenues was substantially offset by a decrease in the related cost of gas.


                    EXPLORATION AND PRODUCTION OPERATING DATA
                   (Amounts in thousands except per unit data)

                                                              Three Months Ended March 31,
                              ---------------------------------------------------------------------------------------------
                                        Net Daily Production                                    Unit Price
                                   1998                     1997                      1998                      1997
                              ----------------        -----------------         -----------------         -----------------

Gas Sales (1):

  Domestic..............                 292                      302               $   2.14                  $    2.60
  Canada (2)............                   -                       48                      -                       2.19
  Cote d'Ivoire.........                  10                        5                   1.50                       1.90
  Indonesia.............                  12                       14                   2.81                       3.49
                              ----------------        -----------------         -----------------         -----------------
                                         314                      369               $   2.14                  $    2.57
                              ================        =================         =================         =================

  Oil and NGL Sales(1):

  Domestic..............               5,054                    3,674               $  13.62                  $   20.75
  Canada (2)............                   -                      877                      -                      19.56
  Egypt.................              10,504                    7,861                  13.16                      19.76
  Cote d'Ivoire.........               1,099                    1,449                  10.31                      21.19
  Tatarstan.............               3,993                    3,413                  11.62                      16.87
  Indonesia.............                 276                      259                  17.79                      20.02
  Other.................                  10                       15                  12.61                      19.40
                              ----------------        -----------------         -----------------         -----------------
                                      20,936                   17,548               $  12.89                  $   19.52
                              ================        =================         =================         =================

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.
(2) All of the Company's  Canadian oil and gas  operations  were sold in October
    1997.


         While production expenses decreased by slightly more than $2 million to $27 million for the first quarter of 1998, production expenses per equivalent unit of production improved slightly to $4.16 per Boe in 1998 versus $4.20 per Boe in 1997. The $2 million decrease is primarily attributable to the absence of the Company's Canadian operations, partially offset by expenses related to the increased Egyptian production discussed above.

         The decrease in E&P depreciation, depletion and amortization ("DD&A") expense to $37 million for the first quarter of 1998 from $39 million for the first quarter of 1997 is primarily due to the sale of

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


the Company's Canadian operations. The DD&A expense per equivalent unit of production for oil and gas producing activities remained stable at $5.54 per Boe for 1998 and $5.48 per Boe for 1997.

                      ALASKA TRANSMISSION AND DISTRIBUTION
                   (Amounts in Thousands Except Per Unit Data)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------------------
                                                                                       1998                    1997
                                                                                -------------------       -----------------

Revenues...................................................................        $    31,876              $    34,569
Cost of gas sold...........................................................             14,763                   16,722
                                                                                -------------------       -----------------
    Gross margin...........................................................             17,113                   17,847
Operations and maintenance expense.........................................              5,450                    5,297
Depreciation, depletion and amortization...................................              2,122                    2,084
                                                                                -------------------       -----------------
    Operating profit.......................................................        $     9,541              $    10,466
                                                                                ===================       =================

OPERATING DATA:
    Degree days (1)........................................................              3,697                    3,720


(1) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.


         Operating profit of the Alaska Transmission and Distribution segment for the quarter ended March 31, 1998 decreased $1 million, or approximately 9%, from that of the prior year quarter, primarily due to decreased volumes. This decrease in volumes was due to a variety of factors, including a lower number of degree days.

         This segment's business is seasonal with approximately 65%-70% of its sales made in the first and fourth quarters of each year.

                                      OTHER

         General and administrative expenses of $3 million for the 1998 quarter were greater than 1997's $2 million of G&A expenses primarily due to 1997's reduction in expenses associated with compensation plans that are tied directly to the market price of Seagull's common stock as the stock price experienced an 18% decline during the first quarter of 1997. Interest expense decreased almost $2 million to $9 million in the first quarter of 1998 as a result of lower average debt balance on the Company's revolving credit facility after the utilization of the proceeds from the sale of the Canadian operations in late 1997 to pay down existing debt. Income tax expense decreased substantially from $20 million in 1997 to $3 million in 1998 primarily as a result of the 83% decrease in income before income taxes.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

                              CAPITAL EXPENDITURES
                             (Amounts in Thousands)

                                                                                          Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                        1998                     1997
                                                                                  ------------------      -------------------
Exploration and production:
  Leasehold..................................................................        $     1,608              $      833
  Exploration................................................................             20,538                  21,837
  Development................................................................             32,063                  29,771
                                                                                  ------------------      -------------------
                                                                                          54,209                  52,441
Other oil and gas operations.................................................                556                      37
                                                                                  ------------------      -------------------
    Total oil and gas operations.............................................             54,765                  52,478
Alaska transmission and distribution.........................................              1,539                   1,405
Corporate ...................................................................              1,830                   1,544
                                                                                  ------------------      -------------------
                                                                                     $    58,134              $   55,427
                                                                                  ==================      ===================

         Seagull's capital expenditure program is designed to fulfill the Company's goals of growing its reserve base and production capacity. Capital expenditures increased by nearly $3 million as expenditures increased related to the Company's Egyptian operations, partially offset by the sale of the Company's Canadian operations which had expenditures of $5 million in the first quarter of 1997.

         The Company has a revolving credit facility (the "Credit Facility") with a maximum commitment of $500 million. At March 31, 1998, there were no amounts borrowed under the Credit Facility and $481 million of the unused commitment was immediately available.

         The Credit Facility contains certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the declaration or payment of dividends and the repurchase or redemption of capital stock and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $349 million was available for payment of cash dividends on common stock or to repurchase common stock as of March 31, 1998.

         On March 30, 1998, the Company entered into a Purchase and Sale Agreement whereby Seagull will purchase the stock of BRG Petroleum, Inc. ("BRG"), a closely held private company, and the assets of BRG's limited partnerships and programs (collectively, the "BRG Assets") for $102 million in cash, subject to final closing adjustments. The Company expects to fund the acquisition through existing credit facilities. The transaction is expected to close during the second quarter of 1998.

         Management believes that the Company's internally generated funds and bank borrowing capabilities will be sufficient to finance current and forecasted operations and the anticipated acquisition of the BRG Assets.

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


         In March 1998, Seagull announced that later in 1998 it may include some of the less strategic properties located away from its various core assets in a package of properties to be liquidated.

DEFINED TERMS

         Natural gas is stated herein in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl") or thousand barrels ("MBbl"). MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MMBoe, MBoe and Boe represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

FORWARD LOOKING STATEMENTS

         Item 2 of this document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the result of the acquisition of the BRG Assets, political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves, the availability of skilled personnel, materials and equipment, operating hazards attendant to the industry, and conditions of the capital and equity markets during the periods covered by the forward-looking statements, as well as the other factors discussed in Seagull's Annual Report on Form 10-K for the year ended December 31, 1997.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
         *    4.1          Senior  Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee.
         *    4.2          Senior Subordinated  Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee.
         *#   10.1         1998 Executive Incentive Plan.

         *#   10.2         Employment  Agreement  dated  December 30, 1983  by and  between  the Company and Barry J. Galt,
                           Chairman of the Board, President and Chief Executive Officer of the Company.
         *#   10.3         Seagull Energy Corporation 1981 Stock Option Plan (Restated).

                  SEAGULL ENERGY CORPORATION AND SUBSIDIARIES


         *#   10.4         Seagull Energy Corporation 1983 Stock Option Plan (Restated).
         *#   10.5         Seagull Energy Corporation 1986 Stock Option Plan (Restated).
         *    10.6         Purchase and Sale  Agreement,  dated as of March
                           30, 1998, by and between  Seagull Energy  Corporation
                           and The shareholder of BRG Petroleum, Inc.
         *    27.1         Financial Data Schedule for 3/31/98.
         *    27.2         Restated Financial Data Schedule for 1997 quarterly periods.
         *    27.3         Restated Financial Data Schedule for 1996 quarterly periods.
         *    27.4         Restated Financial Data Schedule for the years 1996 and 1996.

(b) There were no reports on Form 8-K filed during the three months ended March 31, 1998.

---------------------------
*        Filed herewith.
#        Identifies management contracts and compensatory plans or arrangements.


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

                                   Date:      May 13, 1998


                                   By:        /s/ Gordon L. McConnell
                                              Gordon L. McConnell
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                   Date:      May 13, 1998

                                  EXHIBIT INDEX


                                                                                                                    Page
EXHIBIT                                                                                                            Number

         *    4.1          Senior  Indenture  dated as of July 15,  1993 by and  between  the Company and The
                           Bank of New York, as Trustee.
         *    4.2          Senior  Subordinated  Indenture  dated  as of  July 15, 1993  by and  between  the
                           Company and The Bank of New York, as Trustee.
         *#   10.1         1998 Executive Incentive Plan.
         *#   10.2         Employment Agreement dated  December 30, 1983 by and between the Company and Barry
                           J. Galt,  Chairman  of the Board,  President  and Chief  Executive  Officer of the
                           Company.
         *#   10.3         Seagull Energy  Corporation 1981 Stock Option Plan (Restated).
         *#   10.4         Seagull Energy  Corporation 1983 Stock Option Plan (Restated).
         *#   10.5         Seagull Energy  Corporation 1986 Stock Option Plan (Restated).
         *    10.6         Purchase and Sale  Agreement,  dated as of March
                           30, 1998, by and between  Seagull Energy  Corporation
                           and The shareholder of BRG Petroleum, Inc.
         *    27.1         Financial Data Schedule for 3/31/98.
         *    27.2         Restated Financial Data Schedule for 1997 quarterly periods.
         *    27.3         Restated Financial Data Schedule for 1996 quarterly periods.
         *    27.4         Restated Financial Data Schedule for the years 1996 and 1996.
---------------------------
*        Filed herewith.
#        Identifies management contracts and compensatory plans or arrangements.