Form 10-Q
period 1998-06-30
SEAGULL ENERGY CORP
filed 1998-08-06
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-8094

                           SEAGULL ENERGY CORPORATION
             (Exact name of registrant as specified in its charter
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

As of July 31, 1998, 63,058,384 shares of Common Stock, par value $0.10 per share, were outstanding.


================================================================================

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES



                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION
    Item 1.   Unaudited Consolidated Financial Statements

            Consolidated Statements of Operations for the Three and
            Six Months Ended June 30, 1998 and 1997.......................    1

            Consolidated Balance Sheets - June 30, 1998
            and December 31, 1997.........................................    2

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997..................................    3

            Consolidated Statements of Comprehensive Income for
            the Three and Six Months Ended June 30, 1998 and 1997.........    4

            Notes to Consolidated Financial Statements....................    5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    9

PART II.  OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders.........   15

   Item 6.    Exhibits and Reports on Form 8-K............................   15

SIGNATURES ...............................................................   16


                                      (i)

   ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                    --------------------------------  -------------------------------
                                                         1998             1997             1998            1997
                                                    ---------------   --------------  ---------------  --------------

Revenues:
  Oil and gas operations...........................    $   86,104      $  105,406       $  176,553       $  230,410
   Alaska transmission and distribution............        17,425          16,774           49,301           51,343
                                                     --------------   --------------   --------------   -------------
                                                          103,529         122,180          225,854          281,753
Costs of Operations:
   Operations and maintenance......................        38,501          41,005           78,381           83,876
   Alaska transmission and distribution
     cost of gas sold..............................         7,343           7,244           22,106           23,966
   Exploration charges.............................         8,178           7,346           18,296           16,299
   Depreciation, depletion and amortization........        40,876          45,661           80,855           87,772
   General and administrative......................         3,056           3,113            6,440            5,423
                                                     --------------   --------------   --------------   -------------
                                                           97,954         104,369          206,078          217,336
                                                     --------------   --------------   --------------   -------------

Operating Profit...................................         5,575          17,811           19,776           64,417

Other (Income) Expense:
   Interest expense................................         9,305           9,585           17,852           19,995
   Interest income and other.......................        (1,669)           (215)          (2,201)            (913)
                                                     --------------   --------------   --------------   -------------
                                                            7,636           9,370           15,651           19,082
                                                     --------------   --------------   --------------   -------------

Income (Loss) Before Income Taxes..................        (2,061)          8,441            4,125           45,335

Income Tax Expense (Benefit).......................        (1,010)          5,820            2,021           25,460
                                                     --------------   --------------   --------------   -------------

Net Income (Loss)..................................    $   (1,051)     $    2,621       $    2,104       $   19,875
                                                     ==============   ==============   ==============   =============

Earnings (Loss) Per Share:
   Basic...........................................    $    (0.02)     $     0.04       $     0.03       $     0.32
                                                     ==============   ==============   ==============   =============
   Diluted.........................................    $    (0.02)     $     0.04       $     0.03       $     0.31
                                                     ==============   ==============   ==============   =============

Weighted Average Number of Common
   Shares Outstanding:
     Basic.........................................        63,052          63,007           63,036           62,897
                                                     ==============   ==============   ==============   =============
     Diluted.......................................        63,052          63,627           63,480           63,632
                                                     ==============   ==============   ==============   =============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)
                                   (Unaudited)

                                                                                 JUNE 30, 1998         December 31, 1997
                                                                               ------------------    ---------------------
ASSETS:
   Current Assets:
     Cash and cash equivalents.........................................          $      15,094          $      45,654
     Accounts receivable, net..........................................                133,948                147,442
     Inventories.......................................................                 17,616                 13,635
     Prepaid expenses and other........................................                 13,802                 16,240
                                                                               ------------------    ---------------------
       Total Current Assets............................................                180,460                222,971

   Property, Plant and Equipment - at cost.............................              2,284,310              2,053,683
   Accumulated Depreciation, Depletion and Amortization................                988,929                908,849
                                                                               ------------------    ---------------------
                                                                                     1,295,381              1,144,834

   Other Assets........................................................                 43,256                 43,261
                                                                               ------------------    ---------------------

   Total Assets........................................................          $   1,519,097          $   1,411,066
                                                                               ==================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current Liabilities:
     Accounts and note payable.........................................          $     161,379          $     159,138
     Accrued expenses..................................................                 32,953                 47,625
     Current maturities of long-term debt..............................                  7,117                  7,097
                                                                               ------------------    ---------------------
       Total Current Liabilities.......................................                201,449                213,860

   Long-Term Debt......................................................                566,914                469,017
   Other Noncurrent Liabilities........................................                 51,950                 51,168
   Deferred Income Taxes...............................................                 33,225                 14,126

   Redeemable Bearer Shares............................................                 15,620                 15,691

   Commitments and Contingencies.......................................                      -                      -

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized 100,000,000 shares;
       issued 63,915,150 shares (1998) and 63,877,442 shares (1997)....                  6,392                  6,388
     Additional paid-in capital........................................                494,533                493,829
     Retained earnings.................................................                167,039                164,935
     Less - note receivable from employee stock ownership plan.........                 (3,067)                (2,990)
     Less - 861,314 shares of Common Stock held in Treasury, at cost...                (14,958)               (14,958)
                                                                               ------------------    ---------------------

       Total Shareholders' Equity......................................                649,939                647,204
                                                                               ------------------    ---------------------

    Total Liabilities and Shareholders' Equity.........................          $   1,519,097          $   1,411,066
                                                                               ==================    =====================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                  ------------------------------------------
                                                                                         1998                   1997
                                                                                  -------------------    -------------------
 OPERATING ACTIVITIES:
   Net income...............................................................           $    2,104            $   19,875
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...............................               80,855                87,772
     Amortization of deferred financing costs...............................                  978                 1,215
     Deferred income taxes..................................................               (5,479)               11,336
     Dry hole expense.......................................................                6,154                 3,401
     Other..................................................................                  229                   350
                                                                                  -------------------    -------------------
                                                                                           84,841               123,949

     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable......................................               16,426                44,096
       Increase in inventories, prepaid expenses and other..................               (2,486)               (9,685)
       Decrease in accounts and notes payable...............................              (19,556)              (16,688)
       Decrease in accrued expenses and other...............................              (14,984)              (15,678)
                                                                                  -------------------    -------------------

   Net Cash Provided By Operating Activities................................               64,241               125,994

 INVESTING ACTIVITIES:
   Capital expenditures.....................................................             (112,605)             (137,348)
   Acquisitions of oil and gas properties, net of cash acquired.............             (101,554)                 (821)
   Acquisitions of other assets and liabilities, net of cash acquired.......               (1,337)                   -
   Proceeds from sales of property, plant and equipment.....................                  463                 1,156
                                                                                  -------------------    -------------------

   Net Cash Used In Investing Activities....................................             (215,033)             (137,013)

 FINANCING ACTIVITIES:
   Proceeds from debt.......................................................              241,555               368,003
   Principal payments on debt ..............................................             (122,044)             (344,007)
   Proceeds from sales of common stock......................................                  556                 2,798
   Other....................................................................                  165                (1,530)
                                                                                  -------------------    -------------------

   Net Cash Provided By Financing Activities................................              120,232                25,264

 Effect of exchange rate changes on cash....................................                   -                    (64)
                                                                                  -------------------    -------------------

   Increase (Decrease) In Cash And Cash Equivalents.........................              (30,560)               14,181

 Cash And Cash Equivalents At Beginning Of Period...........................               45,654                15,284
                                                                                  -------------------    -------------------

 Cash And Cash Equivalents At End Of Period.................................           $   15,094            $   29,465
                                                                                  ===================    ===================

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in Thousands)
                                   (Unaudited)



                                                         Three Months Ended June 30,       Six Months Ended June 30,
                                                        -----------------------------    ----------------------------
                                                            1998            1997             1998           1997
                                                       ---------------  --------------  --------------  -------------
                                                          $  (1,051)        $ 2,621       $  2,104        $  19,875
Net income (loss)....................................

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........             -             341               -            (855)
                                                       ---------------  --------------  --------------  -------------

Comprehensive income (loss)..........................     $  (1,051)        $ 2,962       $   2,104       $  19,020
                                                        ==============   ============   ==============   ============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  PRESENTATION OF FINANCIAL INFORMATION

     In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the "Company" or "Seagull") as of June 30, 1998, and the results of its operations and cash flows for the three and six months ended June 30, 1998 and 1997. All adjustments made are of a normal, recurring nature. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Earnings Per Share -- The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

                                                                               Weighted Average         Earnings (Loss)
                                                                                 Common Shares             Per-Share
                                                      Net Income (Loss)           Outstanding                Amount
                                                     --------------------    ----------------------    -------------------
QUARTER ENDED JUNE 30, 1998:
     BASIC.....................................           $   (1,051)                  63,052                 $ (0.02)
     EFFECT OF DILUTIVE STOCK OPTIONS..........                    -                        -
                                                     --------------------    ----------------------
     DILUTED...................................           $   (1,051)                  63,052                 $ (0.02)
                                                     ====================    ======================

Quarter Ended June 30, 1997:
     Basic.....................................           $    2,621                   63,007                 $ 0.04
     Effect of dilutive stock options..........                    -                      620
                                                     --------------------    ----------------------
     Diluted...................................           $    2,621                   63,627                 $ 0.04
                                                     ====================    ======================

SIX MONTHS ENDED JUNE 30, 1998:
     BASIC.....................................           $    2,104                   63,036                 $ 0.03
     EFFECT OF DILUTIVE STOCK OPTIONS..........                    -                      444
                                                     --------------------    ----------------------
     DILUTED...................................           $    2,104                   63,480                 $ 0.03
                                                     ====================    ======================

Six Months Ended June 30, 1997:
     Basic.....................................           $   19,875                   62,897                 $ 0.32
     Effect of dilutive stock options..........                    -                      735
                                                     --------------------    ----------------------
     Diluted...................................           $   19,875                   63,632                 $ 0.31
                                                     ====================    ======================

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Weighted average options to purchase 2,817,546, 1,756,099 and 1,827,369 shares of common stock at $17.38 to $26.38 per share were outstanding during the first half of 1998, the first half of 1997 and the second quarter of 1997, respectively, but were not included in the computation of earnings per diluted share because the options' exercise prices were greater than the average market price of the common shares. Outstanding options expire at various dates from 2003 to 2008. The effect of the assumed exercise of stock options as of the beginning of the second quarter of 1998 has an anti-dilutive effect on the computation of loss per diluted share for the period. Therefore, weighted average options to purchase 4,476,368 shares of common stock at $5.89 to $26.38 per share have not been included in the weighted average number of common shares outstanding for the second quarter of 1998.

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

     The Company recorded $0.5 million and $8 million for the six months ended June 30, 1998 and 1997, respectively, in costs related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $0.5 million and $1 million in 1998 and 1997, respectively. By the end of the first quarter of 1997, the Company's equity hedging activities had been substantially reduced, leaving primarily the commodity hedges of approximately 11 MMcf per day through December 1998, which were required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties). For the second quarter of 1998 and 1997, all of the Company's equity hedging costs of $0.3 million and $0.2 million, respectively, related to the monetary production payment hedges. The Company also recorded hedging costs related to third-party marketing activities of $1.5 million and $0.2 million for the six months ended June 30, 1998 and 1997, respectively, and $1 million and none for the second quarter of 1998 and 1997, respectively.

     At June 30, 1998, the Company had open natural gas futures, swaps and option contracts related to its equity and third-party marketing hedging activities totaling 20 Bcf related to purchases and 33 Bcf related to sales for the period from July 1998 through July 1999. At June 30, 1998, the fair value related to the Company's commodity hedging activities was $0.1 million of costs related to open contracts.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.


NOTE 2.  ACQUISITIONS

     On June 1, 1998, the Company completed the purchase of the stock of BRG Petroleum, Inc. ("BRG"), a closely held private company, and the assets of BRG's limited partnerships and programs for $103 million in cash, excluding cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The Company funded this acquisition through existing credit facilities.

     The following table presents the unaudited pro forma results of Seagull as though the acquisition of the acquired assets had occurred on January 1, 1998:

                              PRO FORMA INFORMATION
                  (Amounts in Thousands Except Per Share Data)

                                                           SIX MONTHS ENDED
                                                            JUNE 30, 1998
                                                          -----------------
Revenues................................................   $234,525
Net income..............................................      1,081
Basic earnings (loss) per share.........................       0.02
Diluted earnings (loss) per share.......................       0.02

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The unaudited pro forma information does not purport to be indicative of actual results, if the acquisition of the BRG assets had been in effect for the period indicated, or of future results.


NOTE 3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                             (Amounts in Thousands)

                                             Six Months Ended June 30,
                                            --------------------------
                                               1998           1997
                                            ------------    ----------
Cash paid during the period for:
  Interest, net of amount capitalized......   $16,204        $20,913
  Income taxes.............................   $ 8,628        $13,377


NOTE 4.  COMMITMENTS AND CONTINGENCIES

     Year  2000  Issue  --  Historically,   most  computer  systems   (including
microprocessors embedded into field equipment and other machinery) utilized software that processed transactions using two digits to represent the year of the transaction (i.e., 97 represents the year 1997). This software requires modification to properly process dates beyond December 31, 1999 (the "Year 2000 Issue"). During 1997, the Company utilized both internal and external resources to reprogram, or replace, and test software for necessary modifications identified in its assessment of the Year 2000 Issue. By December 31, 1997, the Company's Year 2000 remediation was substantially complete and approximately $300,000 had been expensed related to this assessment and remediation. The Company presently believes that, as a result of these efforts, the Year 2000 Issue will not have a material adverse effect on the Company's operations.

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

     Other -- The Company is a party to ongoing litigation in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management believes that the effect on its financial condition, results of operations and cash flows, if any, will not be material.

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

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS
                             (Amounts in Thousands)
                                                         Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                   -------------------------------    -----------------------------------
                                                       1998              1997              1998                1997
                                                   --------------    -------------    --------------      ---------------
Revenues:
  Oil and gas operations.......................      $   86,104        $ 105,406        $  176,553           $  230,410
  Alaska transmission and distribution.........          17,425           16,774            49,301               51,343
                                                   --------------    -------------    --------------      ---------------
                                                     $  103,529        $ 122,180        $  225,854           $  281,753
                                                   --------------    -------------    --------------      ---------------

Operating Profit:
  Oil and gas operations.......................      $    6,835        $  19,681        $   15,766           $   58,760
  Alaska transmission and distribution.........           2,749            1,971            12,290               12,437
  Corporate....................................          (4,009)          (3,841)           (8,280)              (6,780)
                                                   --------------    -------------    --------------      ---------------
                                                     $    5,575        $  17,811        $   19,776           $   64,417
                                                   ==============    =============    ==============      ===============

Net income (loss)..............................      $   (1,051)       $   2,621        $    2,104           $   19,875
Net cash provided by operating
  activities before changes in
  operating assets and liabilities.............      $   39,781        $  50,836        $   84,841           $  123,949
Net cash provided by operating
  activities...................................      $   31,238        $  52,479        $   64,241           $  125,994


     Revenues decreased $19 million and $56 million, respectively, and operating profit declined $12 million and $45 million, respectively, for the three and six month periods ending June 30, 1998 versus the same periods of 1997 principally due to three factors: (i) significant decreases in worldwide oil prices, (ii) declines in domestic gas production and (iii) the sale of the Company's Canadian oil and gas operations in October 1997. The effect of these three factors was partially offset by higher oil production from the Company's Egyptian operations for both the three and six months ended June 30, 1998 and an increase in domestic oil volumes in the first half of 1998 compared to the same period in 1997. Net income (loss) decreased from $3 million for the second quarter of 1997 to $(1) million for the same period in 1998 and declined from $20 million for the six months of 1997 compared to $2 million for the first half of 1998 due to the lower commodity prices discussed above.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                    OIL AND GAS OPERATIONS
                                                    (Amounts in Thousands)

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                               -------------------------------------      ----------------------------------
                                                   1998                  1997                 1998                1997
                                               ----------------     ----------------      --------------     ---------------
Revenues:
  Natural gas...............................   $    57,757            $  68,219           $  118,317           $ 153,719
  Oil and NGL...............................        22,390               32,411               46,675              63,234
  Pipeline and marketing....................         5,957                4,776               11,561              13,457
                                               ----------------     ----------------      --------------     ---------------
                                                    86,104              105,406              176,553             230,410
                                               ----------------     ----------------      --------------     ---------------

Production operating expenses...............        26,866               29,241               54,310              59,124
Pipeline and marketing expenses.............         6,429                6,289               13,415              13,980
Exploration charges.........................         8,178                7,346               18,296              16,299
Depreciation, depletion and amortization....        37,796               42,849               74,766              82,247
                                               ----------------     ----------------      --------------     ---------------
  Operating profit..........................   $     6,835            $  19,681           $   15,766           $  58,760
                                               ================     ================      ===============    ===============


     The decline in commodity prices was the significant factor in the 65% and 73% decreases in operating profit for the Oil and Gas Operations ("O&G") segment to $7 million and $16 million for the three and six months ended June 30, 1998, respectively. Domestic natural gas prices realized by the Company decreased 8% from $2.32 per Mcf in the first half of 1997 to $2.14 per Mcf for the same period in 1998. This price decrease and a 6% decrease in domestic gas production combined to create an $18 million decrease in domestic natural gas revenues. Worldwide oil prices realized by the Company showed a significant decrease of 31%, from $17.77 per Bbl in 1997's first half to $12.19 per Bbl in 1998. While declining oil prices were the primary factor for the decrease in oil revenues, this was partially offset by a 23% increase in oil production in the U.S. and Egypt as Seagull realized additional contributions from several new domestic wells and two Egyptian concessions - Qarun, where additional facilities became operational during mid-1997, and West Abu Gharadig, which was purchased in late 1997. For the second quarter of 1998, domestic gas prices realized by the Company increased $0.10 per Mcf over the 1997 quarter's $2.04 per Mcf. However, domestic gas production and worldwide oil prices reflected the same trends as the first half of 1998.

     In addition, 1998 reflects the absence of the Company's Canadian operations which were sold in October 1997. These Canadian operations contributed approximately $7 million and $18 million in revenues and $(0.2) million and $4 million in operating profit (loss) for the three and six months ended June 30, 1997, respectively.

     Pipeline and marketing revenues declined $2 million for the first half of 1998 due to a decrease in third party marketing margins and revenues related to the Company's gas gathering and processing facilities. This decrease in gas gathering and processing revenues was substantially offset by a decrease in the related cost of gas.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     EXPLORATION AND PRODUCTION OPERATING DATA

                                    Three Months Ended June 30,                          Six Months Ended June 30,
                          -------------------------------------------------------------------------------------------------------
                            Net Daily Production          Unit Price           Net Daily Production            Unit Price
                             1998         1997         1998        1997         1998          1997         1998         1997
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------

Gas Sales(1):
   Domestic.............      281.9        310.7      $  2.14     $  2.04       286.8        306.7         $  2.14    $    2.32
   Canada(2) ...........          -         51.1           -         1.34           -         49.6               -         1.75
   Cote d'Ivoire........        9.5          5.7         1.64        1.78         9.9          5.3            1.57         1.83
   Indonesia............        7.7         10.3         1.92        3.58         9.7         12.0            2.46         3.53
   Other................        1.1          0.2         1.39        0.99         0.8          0.2            1.34         1.00
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------
                              300.2        378.0      $  2.11     $  1.98       307.2        373.8         $  2.13    $    2.28
                          =========== ============= =========== =========== ============= ============= =========== =============

Oil and NGL Sales(1):
   Domestic.............      5,078        5,085      $ 11.29     $ 17.68       5,066        4,383         $ 12.44    $   18.96
   Canada(2)............          -          857           -        14.54           -          867               -        17.06
   Egypt................     11,081        9,241        12.75       17.37      10,794        8,555           12.95        18.46
   Cote d'Ivoire........      1,102        1,264        14.04       18.12       1,101        1,356           12.19        19.75
   Tatarstan............      3,985        5,139         7.51       13.00       3,989        4,281            9.56        14.54
   Indonesia............        128          149        15.42       22.00         201          203           17.03        20.75
   Other................          7           16        12.70       16.02           8           16           12.65        17.71
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------
                             21,381       21,751      $ 11.51     $ 16.37      21,159       19,661         $ 12.19    $   17.77
                          =========== ============= =========== =========== ============= ============= =========== =============

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.
(2) All of the Company's Canadian oil and gas operations were sold in October 1997.


While production expenses decreased by $2 million to $27 million for the second quarter of 1998 and by $5 million to $54 million for the first half of 1998, production expenses per equivalent unit of production increased to $4.13 per Boe versus $3.79 per Boe in the second quarter of 1998 and 1997, respectively, and to $4.15 per Boe versus $3.99 per Boe for the first six months of 1998 and 1997, respectively. While the overall amount of production expenses decreased due to the absence of the Company's Canadian operations, production expenses per equivalent unit of production increased slightly due to increases in lease operating expenses in the Company's domestic operations.

     Exploration charges increased $2 million for the first half of 1998 over 1997 principally due to increased dry hole costs offset by the absence of exploration charges related to Canada.

     The decrease in E&P depreciation, depletion and amortization ("DD&A") expense to $37 million and $74 million for the three and six months ended June 30, 1998, respectively, from $42 million and $81 million for the prior year periods is primarily due to the decrease in domestic gas production and the sale of the Company's Canadian operations, partially offset by increased oil production in the U.S. and Egypt. The DD&A expense per equivalent unit of production for oil and gas producing activities increased slightly to $5.65 per Boe from $5.49 per Boe for the first half of 1998 and 1997, respectively.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                           ALASKA TRANSMISSION AND DISTRIBUTION
                                        (Amounts in Thousand Except Operating Data)
                                                Three Months Ended June 30,                 Six Months Ended June 30,
                                             ----------------------------------        -------------------------------------
                                                  1998               1997                   1998                 1997
                                             ---------------      -------------        ----------------     ----------------

Revenues..................................    $  17,425             $ 16,774              $ 49,301            $   51,343
Cost of gas sold..........................        7,343                7,244                22,106                23,966
                                             ---------------      -------------        ----------------     ----------------
  Gross margin............................       10,082                9,530                27,195                27,377
Operations and maintenance expense .......        5,206                5,475                10,656                10,772
Depreciation, depletion and amortization..        2,127                2,084                 4,249                 4,168
                                             ---------------      -------------        ----------------     ----------------
  Operating profit........................    $   2,749             $  1,971              $ 12,290            $   12,437
                                             ===============      =============        ================     ================

OPERATING DATA:
  Degree days (1).........................        1,585                1,571                 5,282                 5,291

 (1) A  measure  of  weather   severity   calculated  by  subtracting  the  mean
     temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

     Operating profit of the Alaska transmission and distribution segment for the second quarter of 1998 increased from the 1997 period primarily as a result of increased gross margin due to a change in the mix of customers.

     This segment's business is seasonal with approximately 65%-70% of its sales made in the first and fourth quarters of each year.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES


                                          CAPITAL EXPENDITURES AND ACQUISITIONS
                                                 (Amounts in Thousands)
                                               Three Months Ended June 30,                Six Months Ended June 30,
                                            ----------------------------------      --------------------------------------
                                                 1998               1997                 1998                  1997
                                            ---------------    ---------------      ---------------       ----------------

Exploration and production:
  Leasehold..............................    $    2,816          $  13,426            $    4,424             $   14,259
  Exploration............................        11,796             22,796                32,334                 44,633
  Development............................        34,847             40,979                66,910                 70,750
                                            ---------------    ---------------      ---------------       ----------------
                                                 49,459             77,201               103,668                129,642
Pipeline and marketing...................           661                  8                 1,217                     45
                                            ---------------    ---------------      ---------------       ----------------
  Oil and gas operations.................        50,120             77,209               104,885                129,687
Alaska transmission and distribution.....         2,465              2,046                 4,004                  3,451
Corporate................................         1,886              2,666                 3,716                  4,210
                                            ---------------    ---------------      ---------------       ----------------
                                             $   54,471          $  81,921            $  112,605             $  137,348
                                            ===============    ===============      ===============       ================

Acquisitions.............................    $  127,092          $     720            $  127,469             $      821
                                            ===============    ===============      ===============       ================


     Seagull's capital expenditure program is designed to fulfill the Company's goals of growing its reserve base and production capacity. Capital expenditures, excluding acquisitions, decreased by nearly $25 million for the first half of 1998 over 1997 as expenditures declined domestically and because of the sale of the Company's Canadian operations with expenditures of $8 million in the first half of 1997, partially offset by increased expenditures related to the Company's Egyptian operations.

     The Company has a revolving credit facility (the "Credit Facility") with a maximum commitment of $500 million. At June 30, 1998, there was $100 million borrowed under the Credit Facility and $359 million of the unused commitment was immediately available.

     The Credit Facility contains certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the declaration or payment of dividends and the repurchase or redemption of capital stock and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $266 million was available for payment of cash dividends on common stock or to repurchase common stock as of June 30, 1998.

     On June 1, 1998, the Company completed the purchase of the BRG and its related partnership interests for $103 million in cash, excluding cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The Company funded this acquisition through its existing credit facility.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The assets acquired include proved oil and gas reserves of 102 billion cubic feet of natural gas equivalents ("Bcfe"). BRG operated approximately 70 percent of 600 currently producing oil and gas wells in approximately 140 fields. Daily production from the properties net to the combined BRG interests averaged approximately 18 million cubic feet of gas and 400 barrels of oil and natural gas liquids in 1997. The most significant of these assets are concentrated in East Texas, primarily in Freestone, Upshur, Rusk and Nacogdoches counties.

     Management believes the Company's internally generated funds and bank borrowing capabilities will be sufficient to finance current and forecasted operations, including capital expenditures.

     In March 1998, Seagull announced it may include some of its less strategic E&P properties located away from its various core assets in a package of properties to be liquidated later in 1998.

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

FORWARD LOOKING STATEMENTS

     Item 2 of this document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Although Seagull believes that such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, political developments in foreign countries, federal and state regulatory developments, the timing and extent of changes in commodity prices, the timing and extent of success in discovering, developing and producing or acquiring oil and gas reserves, the availability of skilled personnel, materials and equipment, operating hazards attendant to the industry, and conditions of the capital and equity markets during the periods covered by the forward-looking statements, as well as the other factors discussed in Seagull's Annual Report on Form 10-K for the year ended December 31, 1997.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 13, 1998, the shareholders voted to elect four directors to serve until the 2001 Annual Meeting of Shareholders, approve the Seagull Energy Corporation 1998 Omnibus Stock Plan and ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company for the fiscal year ended December 31, 1998. Votes cast were as follows:


                                                                                             Broker
                                                        For               Against          Non-Votes         Abstained
                                                   ---------------     --------------    ---------------    -------------
Election as a Director of the Company of:
    Richard J. Burgess..........................     51,267,754                   -                   -       1,035,072
    Thomas H. Cruikshank........................     51,264,657                   -                   -       1,038,169
    Robert F. Vagt..............................     51,305,014                   -                   -         997,812
    R.A. Walker.................................     51,271,186                   -                   -       1,031,640
Approval of 1998 Omnibus Stock Plan.............     41,508,052          10,565,159              50,000         179,615
Ratification of Selection of KPMG Peat
    Marwick LLP as Independent Auditors for
    1998........................................     51,935,016             295,366                   -          72,444

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits:

*3.1 Articles of Incorporation of the Company, as amended, and that certain Statement of Resolution Establishing Series of Shares of Series B Junior Participating Preferred Stock of Seagull Energy Corporation filed March 21, 1989 with the Secretary of State of the State of Texas.

*#10.1  1998 Omnibus Stock Plan.

*27.1   Financial Data Schedule.

(b) Reports on Form 8-K: On June 4, 1998, the Company filed a current Report on Form 8-K dated June 1, 1998 with respect to Seagull's acquisition of BRG. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SEAGULL ENERGY CORPORATION



                                      By:  /s/ William L.Transier
                                           William L. Transier, Senior Vice
                                           President and Chief Financial
                                           Officer (Principal Financial Officer)

                                      Date: August 6,1998



                                       By: /s/ Gordon L. McConnell
                                           Gordon L. McConnell, Vice President
                                           and Controller (Principal Accounting
                                           Officer)

                                       Date:  August 6, 1998

                                  EXHIBIT INDEX


    EXHIBIT                                                                                              PAGE
    NUMBER                                           DESCRIPTION                                        NUMBER
----------------    ------------------------------------------------------------------------------   --------------


*3.1                Articles of Incorporation of the Company,  as amended, and that certain
                    Statement of Resolution Establishing Series of Shares of Series B Junior
                    Participating  Preferred  Stock of  Seagull  Energy  Corporation  filed
                    March 21, 1989 with the Secretary of State of the State of Texas.

*#10.1              1998 Omnibus Stock Plan.

*27.1               Financial Data Schedule.


----------------
* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.