Form 10-Q
period 1998-09-30
SEAGULL ENERGY CORP
filed 1998-11-16
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-8094

                           Seagull Energy Corporation
             (Exact name of registrant as specified in its charter)

                 Texas                                            74-1764876
      State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization)                         Identification No.)

                1001 Fannin, Suite 1700, Houston, Texas     77002-6714
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

As of November 6, 1998, 63,393,735 shares of Common Stock, par value $0.10 per share, were outstanding.

================================================================================

                                      INDEX

                                                                                              PAGE
                                                                                             NUMBER
Part I.  Financial Information

    Item 1.   Unaudited Consolidated Financial Statements

                 Consolidated Statements of Operations for the Three and
                 Nine Months Ended September 30, 1998 and 1997..................               1

                 Consolidated Balance Sheets - September 30, 1998
                 and December 31, 1997..........................................               2

                 Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 1998 and 1997..............................               3

                 Consolidated Statements of Comprehensive Income for the
                 Three and Nine Months Ended September 30, 1998 and 1997........               4

                 Notes to Consolidated Financial Statements.....................               5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................              10

Part II.  Other Information

   Item 6.    Exhibits and Reports on Form 8-K..................................              19

Signatures......................................................................              20

                                       i

   Item 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)
                                   (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ------------------------------  ------------------------------
                                                                     1998             1997           1998             1997
                                                                 --------------   -------------  --------------   -------------
Revenues:

   Oil and gas operations...................................       $   79,862      $  108,543     $  256,415       $  338,953
   Alaska transmission and distribution.....................           13,237          12,112         62,538           63,455
                                                                 --------------   -------------  --------------   -------------
                                                                       93,099         120,655        318,953          402,408
Costs of Operations:
   Operations and maintenance...............................           40,702          39,744        119,083          123,620
   Alaska transmission and distribution cost of gas sold....            5,021           4,557         27,127           28,523
   Exploration charges......................................           22,032          15,217         40,328           31,516
   Depreciation, depletion and amortization.................           46,990          42,787        127,845          130,559
   Impairment of long-lived assets..........................           77,827               -         77,827                -
   General and administrative...............................            9,344           4,894         15,784           10,317
                                                                 --------------   -------------  --------------   -------------
                                                                      201,916         107,199        407,994          324,535
                                                                 --------------   -------------  --------------   -------------

Operating Profit (Loss).....................................         (108,817)         13,456        (89,041)          77,873

Other (Income) Expense:
   Interest expense.........................................           10,638           9,990         28,490           29,985
   Interest income and other................................              174            (626)        (2,027)          (1,539)
                                                                 --------------   -------------  --------------   -------------
                                                                       10,812           9,364         26,463           28,446
                                                                 --------------   -------------  --------------   -------------

Income (Loss) Before Income Taxes and Extraordinary Item....         (119,629)          4,092       (115,504)          49,427
Income Tax Expense (Benefit)................................          (33,022)            890        (31,001)          26,350
                                                                 --------------   -------------  --------------   -------------

Net Income (Loss) Before Extraordinary Item.................          (86,607)          3,202        (84,503)          23,077
Extraordinary Item..........................................           (1,031)              -         (1,031)               -
                                                                 --------------   -------------  --------------   -------------

Net Income (Loss)...........................................       $  (87,638)     $    3,202     $  (85,534)      $   23,077
                                                                 ==============   =============  ==============   =============

Earnings (Loss) Before Extraordinary Item Per Share:
   Basic....................................................       $    (1.37)     $     0.05     $    (1.34)      $     0.37
                                                                 ==============   =============  ==============   =============
   Diluted..................................................       $    (1.37)     $     0.05     $    (1.34)      $     0.36
                                                                 ==============   =============  ==============   =============

Earnings (Loss) Per Share:
   Basic....................................................       $    (1.39)     $     0.05     $    (1.36)      $     0.37
                                                                 ==============   =============  ==============   =============
   Diluted..................................................       $    (1.39)     $     0.05     $    (1.36)      $     0.36
                                                                 ==============   =============  ==============   =============

Weighted Average Number of Common Shares Outstanding:
   Basic....................................................           63,141          63,160         63,072           62,986
                                                                 ==============   =============  ==============   =============
   Diluted..................................................           63,141          63,933         63,072           63,746
                                                                 ==============   =============  ==============   =============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)


                                                                                September 30,         December 31,
                                                                                    1998                 1997
                                                                               --------------         ------------
                                                                                 (Unaudited)

ASSETS:
   Current Assets:
     Cash and cash equivalents.........................................         $      13,884         $     45,654
     Accounts receivable, net..........................................               109,078              147,442
     Inventories.......................................................                18,840               13,635
     Prepaid expenses and other........................................                17,385               16,240
                                                                               --------------         ------------
       Total Current Assets............................................               159,187              222,971

   Property, Plant and Equipment - at cost.............................             2,341,234            2,053,683
   Accumulated Depreciation, Depletion and Amortization................             1,105,398              908,849
                                                                               --------------         ------------
                                                                                    1,235,836            1,144,834

   Other Assets........................................................                46,440               43,261
                                                                               --------------         ------------

   Total Assets........................................................         $   1,441,463         $  1,411,066
                                                                               ==============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current Liabilities:
     Accounts and note payable.........................................         $     145,807        $     159,138
     Accrued expenses..................................................                30,245               47,625
     Current maturities of long-term debt..............................                 6,967                7,097
                                                                               --------------         ------------
       Total Current Liabilities.......................................               183,019              213,860

   Long-Term Debt......................................................               622,314              469,017
   Other Noncurrent Liabilities........................................                58,121               51,168
   Deferred Income Taxes...............................................                     -               14,126
   Redeemable Bearer Shares............................................                15,542               15,691
   Commitments and Contingencies.......................................                     -                    -

   Shareholders' Equity:
     Common Stock, $.10 par value; authorized 100,000,000 shares;
       issued  64,255,017 shares (1998) and 63,877,442 shares (1997)...                 6,426                6,388
     Additional paid-in capital........................................               497,413              493,829
     Retained earnings.................................................                79,401              164,935
     Less - note receivable from employee stock ownership plan.........                (2,990)              (2,990)
     Less - 861,282 shares (1998) and 861,314 shares (1997) of
       Common Stock held in Treasury, at cost..........................               (14,958)             (14,958)
     Less - note receivable for stock..................................                (1,212)                   -
     Less - deferred compensation......................................                (1,613)                   -
                                                                               --------------         ------------
       Total Shareholders' Equity......................................               562,467              647,204
                                                                               --------------         ------------

    Total Liabilities and Shareholders' Equity.........................         $   1,441,463         $  1,411,066
                                                                               ==============         ============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              ------------------------------------
                                                                                    1998                 1997
                                                                              -----------------    ---------------
Operating Activities:
   Net income (loss)......................................................         $  (85,534)         $   23,077
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization.............................            127,845             130,559
     Impairment of long-lived assets......................................             77,827                   -
     Amortization of deferred financing costs.............................              1,460               1,629
     Deferred income taxes................................................            (38,149)              2,914
     Dry hole expense.....................................................             21,537              13,844
     Extraordinary item...................................................              1,031                   -
     Other................................................................                507                 549
                                                                              -----------------    ---------------
                                                                                      106,524             172,572
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable....................................             41,296              47,596
       Increase in inventories, prepaid expenses and other................            (11,572)            (16,706)
       Decrease in accounts and notes payable.............................            (27,928)            (12,151)
       Decrease in accrued expenses and other.............................            (12,178)            (15,378)
                                                                              -----------------    ---------------
   Net Cash Provided By Operating Activities..............................             96,142             175,933

 Investing Activities:
   Capital expenditures...................................................           (193,079)           (205,564)
   Acquisitions of oil and gas properties, net of cash acquired...........           (101,731)             (7,421)
   Acquisitions of other assets and liabilities, net of cash acquired.....             (1,833)                 -
   Proceeds from sales of property, plant and equipment...................                760               1,191
                                                                              -----------------    ---------------
   Net Cash Used In Investing Activities..................................           (295,883)           (211,794)

 Financing Activities:
   Proceeds from debt.....................................................            393,254             695,297
   Principal payments on debt ............................................           (225,738)           (656,858)
   Proceeds from sales of common stock....................................                599               5,586
   Purchase of treasury stock.............................................                  -              (5,667)
   Premiums paid on debt purchased........................................               (934)                  -
   Other..................................................................                790              (1,998)
                                                                              -----------------    ---------------
   Net Cash Provided By Financing Activities..............................            167,971              36,360

 Effect of exchange rate changes on cash..................................                 -                  (28)
                                                                              -----------------    ---------------

   Increase (Decrease) In Cash And Cash Equivalents.......................            (31,770)                471

 Cash And Cash Equivalents At Beginning Of Period.........................             45,654              15,284
                                                                              -----------------    ---------------

 Cash And Cash Equivalents At End Of Period...............................         $   13,884          $   15,755
                                                                              =================    ===============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                  September 30,
                                                           -----------------------------  ---------------------------
                                                                1998           1997           1998           1997
                                                           -------------   -------------  -------------  ------------
Net income (loss)....................................        $ (87,638)       $ 3,202      $  (85,534)    $  23,077

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........                -             35             -            (820)
                                                           -------------   -------------  -------------  ------------
Comprehensive income (loss)..........................        $ (87,638)       $ 3,237      $  (85,534)    $  22,257
                                                           =============   =============  =============  ============

See accompanying Notes to Consolidated Financial Statements.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Presentation of Financial Information

         In the opinion of management, the unaudited consolidated financial statements presented herein contain all adjustments necessary to present fairly the financial position of Seagull Energy Corporation and Subsidiaries (the
"Company" or "Seagull") as of September 30, 1998, and the results of its operations and cash flows for the three and nine months ended September 30, 1998 and 1997. All adjustments made, other than the impairment charges and one-time compensation charges discussed in Note 2 and the extraordinary item discussed in
Note 5, are of a normal, recurring nature. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Earnings Per Share -- The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

                                                                                Weighted Average          Earnings (Loss)
                                                                                  Common Shares              Per-Share
                                                       Net Income (Loss)           Outstanding                Amount
                                                      --------------------    ----------------------    --------------------
Quarter Ended September 30, 1998:
     Basic.....................................            $  (87,638)                  63,141                 $ (1.39)
     Effect of dilutive stock options..........                     -                        -
                                                      --------------------    ----------------------
     Diluted...................................            $  (87,638)                  63,141                 $ (1.39)
                                                      ====================    ======================

Quarter Ended September 30, 1997:
     Basic.....................................            $    3,202                   63,160                 $ 0.05
     Effect of dilutive stock options..........                     -                      773
                                                      -------------------     ----------------------
     Diluted...................................            $    3,202                   63,933                 $ 0.05
                                                      ====================    ======================

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                Weighted Average          Earnings (Loss)
                                                                                  Common Shares              Per-Share
                                                       Net Income (Loss)           Outstanding                Amount
                                                      --------------------    ----------------------    --------------------
Nine Months Ended September 30, 1998:
     Basic.....................................            $  (85,534)                  63,072                 $ (1.36)
     Effect of dilutive stock options..........                     -                        -
                                                      --------------------    ----------------------
     Diluted...................................            $  (85,534)                  63,072                 $ (1.36)
                                                      ====================    ======================

Nine Months Ended September 30, 1997:
     Basic.....................................            $   23,077                   62,986                 $ 0.37
     Effect of dilutive stock options..........                     -                      760
                                                      --------------------    ----------------------
     Diluted...................................            $   23,077                   63,746                 $ 0.36
                                                      ====================    ======================

         The effects of the assumed exercise of stock options for the first nine months of 1998 and the third quarter of 1998 have an anti-dilutive effect on the computation of loss per diluted share for these periods. Therefore, weighted average options to purchase 4,621,507 and 4,859,702 shares of common stock at $5.89 to $26.38 per share have not been included in the weighted average number of common shares outstanding for the first nine months of 1998 and the third quarter of 1998, respectively. Weighted average options to purchase 1,748,523 at $20.00 to $26.38 per share and 1,636,272 shares of common stock at $23.50 to $26.38 per share were outstanding during the first nine months of 1997 and the third quarter of 1997, respectively, but were not included in the computation of earnings per diluted share because the options' exercise prices were greater than the average market price of the common shares. Outstanding options expire at various dates from 2003 to 2008.

         Derivative Financial Instruments -- From time to time, the Company enters into a variety of commodity derivative financial instruments (futures, swaps and options contracts) for non-trading purposes. In 1998 and 1997, the Company made limited use of these derivative financial instruments as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. While commodity derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of oil and natural gas, the commodity derivative financial instruments may also limit the Company's gain from increases in those market prices.

         The Company uses the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments are generally offset by similar changes in the realized prices of the commodities. To qualify as hedges, these instruments must highly correlate to anticipated future production and prices such that the Company's exposure to the effects of price changes is reduced. Income and costs related to these hedging activities are recognized in oil and gas revenues when the commodities are produced. Income and costs on commodity derivative financial instruments that are closed before the hedged production occurs are also deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivative financial instrument and actual oil and gas prices, income or costs are recognized currently to the extent the financial instrument has not offset changes in actual oil and gas prices. Any realized income and costs that are deferred at the balance sheet date and any margin accounts for futures contracts are included as net current assets.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company recorded costs of $0.6 million and $8 million for the nine months ended September 30, 1998 and 1997, respectively, related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $0.6 million and $2 million in 1998 and 1997, respectively. By the end of the first quarter of 1997, the Company's equity hedging activities had been substantially reduced, leaving primarily the commodity hedges of approximately 11 MMcf per day through December 1998, which were required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing properties). For the third quarter of 1998 and 1997, all of the Company's equity hedging costs of $0.1 million and $0.6 million, respectively, related to the monetary production payment hedges. The Company also recorded hedging costs related to third-party marketing activities of $3.8 million and $0.8 million for the nine months ended September 30, 1998 and 1997, respectively, and $2.3 million and $0.6 million for the third quarter of 1998 and 1997, respectively.

         At September 30, 1998, the Company had open natural gas futures, swaps and option contracts related to its equity and third-party marketing hedging activities totaling 20 Bcf related to purchases and 25 Bcf related to sales for the period from October 1998 through July 1999. At September 30, 1998, the fair value related to the Company's commodity hedging activities was $0.6 million of costs related to open contracts.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on its financial condition or results of operations.


Note 2.       Special Charges

         Impairment of Long-Lived Assets -- The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. In the third quarter of 1998, the Company recorded impairment charges of $74 million related to its oil and gas properties and approximately $4 million related to certain of its pipeline assets. The oil and gas asset impairment charges resulted primarily from disappointing well performance, much lower oil and natural gas prices and a lack of any perceived significant near-term improvement in oil prices that has led to a reduction in reserves at certain of Seagull's Egyptian concessions. The impairment of the pipeline assets is a result of the Company's decision to dispose of these assets. No impairment charges were recorded during 1997.

         One-Time Compensation Charges -- During the third quarter of 1998, Seagull recorded approximately $6 million in compensation expenses included in general and administrative expense, related to the retirement of Barry J. Galt and the appointment of James T. Hackett as the Company's Chief Executive Officer.


Note 3.       Acquisitions and Dispositions

         Acquisition of Oil and Gas Assets -- On June 1, 1998, the Company completed the purchase of the stock of BRG Petroleum, Inc. ("BRG"), a closely held private company, and the assets of BRG's limited partnerships and programs for $103 million in cash, excluding cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The Company funded this acquisition through existing credit facilities.

         The following table presents the unaudited pro forma results of Seagull as though the acquisition of the acquired assets had occurred on January 1, 1998:

                              PRO FORMA INFORMATION
                  (Amounts in Thousands Except Per Share Data)

                                                                                                         Nine Months Ended
                                                                                                        September 30, 1998
                                                                                                     --------------------------
Revenues.................................................................................                       $327,624
Net loss.................................................................................                        (87,001)
Basic loss per share.....................................................................                          (1.38)
Diluted loss per share...................................................................                          (1.38)

         The unaudited pro forma information does not purport to be indicative of actual results, if the acquisition of the BRG assets had been in effect for the period indicated, or of future results.

         Relinquishment of Darag Concession -- The Company's Egyptian concessions include a 50%, non-operated working interest in the Darag block, which is located in the northern portion of the Gulf of Suez. Future plans for this concession have been uncertain as the working interest owners and the Egyptian national oil company ("EGPC") have been unable to secure the necessary drilling permits from

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

marine authorities. In the third quarter of 1998, the working interest owners agreed to relinquish the concession to EGPC in exchange for reimbursement of substantially all of their costs incurred in connection with the concession. Seagull's share of the reimbursement is expected to be approximately $6 million. The effect of this reimbursement is not expected to be material to the Company's results of operations.

         Disposition of Pipeline Assets -- During the third quarter of 1998, the Company decided to liquidate its nonstrategic pipeline assets in late 1998 or early 1999. As a result of this decision, the Company recorded a noncash impairment of pipeline assets of approximately $4 million during the third quarter of 1998 to reduce the asset carrying value to net realizable value. The pipeline assets to be disposed of contributed $3 million and $4 million in revenues for the three months ended September 30, 1998 and 1997, respectively, and $9 million and $11 million in revenues for the nine months ended September 30, 1998 and 1997, respectively, but did not have a material effect on operating profit for any of these periods. These assets have a net book value after impairment of approximately $3 million at September 30, 1998.


Note 4.       Supplemental Disclosures of Cash Flow Information

                             (Amounts in Thousands)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                   1998                  1997
                                                 ---------             ---------
Cash paid during the period for:
  Interest, net of amount capitalized...          $36,143               $35,801
  Income taxes..........................          $ 8,277               $20,305


Note 5.       Long-term Debt

         During the third quarter of 1998, the Company repurchased in open-market transactions approximately $50 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2005. These purchases were funded using borrowings under Seagull's revolving credit facility. In connection with this repurchase, the Company recorded an after-tax extraordinary loss of $1 million, or $0.02 per basic and diluted share during the third quarter of 1998. The extraordinary item includes a tax benefit of approximately $0.6 million.


Note 6.       Commitments and Contingencies

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

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The following discussion is intended to assist in an understanding of the financial position and results of operations of Seagull Energy Corporation ("Seagull" or the "Company") for each of the periods indicated. The Company's accompanying unaudited financial statements and the notes thereto and the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 contain detailed information that should be referred to in conjunction with the following discussion.

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS
                             (Amounts in Thousands)

                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                         September 30,
                                                   -------------------------------     ------------------------------------
                                                        1998             1997               1998                1997
                                                   ---------------   -------------     ---------------    -----------------
Revenues:
  Oil and gas operations.......................     $    79,862       $  108,543         $  256,415          $  338,953
  Alaska transmission and distribution.........          13,237           12,112             62,538              63,455
                                                   ---------------   -------------     ---------------    -----------------
                                                    $    93,099       $  120,655         $  318,953          $  402,408
                                                   ===============   =============     ===============    =================

Operating Profit (Loss):
  Oil and gas operations.......................     $   (99,574)      $   18,603         $  (83,808)         $   77,363
  Alaska transmission and distribution.........           1,146              548             13,436              12,985
  Corporate....................................         (10,389)          (5,695)           (18,669)            (12,475)
                                                   ---------------   -------------     ---------------    -----------------
                                                    $  (108,817)      $   13,456         $  (89,041)         $   77,873
                                                   ===============   =============     ===============    =================

Net income (loss)..............................     $   (87,638)      $    3,202         $  (85,534)         $   23,077
Net cash provided by operating activities before
  changes in operating assets and liabilities..     $    21,683       $   48,623         $  106,524          $  172,572
Net cash provided by operating activities......     $    31,901       $   49,939         $   96,142          $  175,933


         For both the three and nine months ended September 30, 1998, Seagull experienced decreases in revenues, operating profit, net income and net cash provided by operating activities versus the same periods in 1997. These decreases can be primarily attributed to the following key items:

- A noncash impairment charge of $78 million in the third quarter of 1998 related to the impairment of the Company's oil and gas and pipeline assets;

- Substantial decreases in worldwide oil prices and moderate decreases in domestic gas prices from the 1997 periods;

- Substantial increases in exploration charges for the quarter and nine months of 1998 versus the equivalent 1997 periods;

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

- The absence of contributions from the Company's Canadian oil and gas operations which were sold in October 1997;

- One-time compensation costs of approximately $6 million associated with the retirement of Barry J. Galt and the appointment of James T. Hackett as the Company's Chief Executive Officer; and

- A change in the Company's tax expense from approximately 53% of earnings before taxes for the nine months ended September 30, 1997 to an approximate 27% benefit for the first nine months of 1998, reflecting primarily the tax benefits of the impairment of long-lived assets and one-time compensation matters.

                             OIL AND GAS OPERATIONS
                             (Amounts in Thousands)

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                          September 30,
                                                 ----------------------------------    ---------------------------------
                                                       1998                1997             1998               1997
                                                 ---------------      -------------    --------------     --------------
Revenues:
  Natural gas...............................      $    54,970           $ 70,374        $  173,287          $ 224,093
  Oil and NGL...............................           19,583             32,986            66,258             96,220
  Pipeline and marketing....................            5,309              5,183            16,870             18,640
                                                 ---------------      -------------    --------------     --------------
                                                       79,862            108,543           256,415            338,953
                                                 ---------------      -------------    --------------     --------------

Production operating expenses...............           28,651             27,967            82,961             87,091
Pipeline and marketing expenses.............            7,109              6,860            20,524             20,840
Exploration charges.........................           22,032             15,217            40,328             31,516
Depreciation, depletion and amortization....           43,817             39,896           118,583            122,143
Impairment of long-lived assets.............           77,827                  -            77,827                  -
                                                 ---------------      -------------    --------------     --------------
  Operating profit..........................      $   (99,574)          $ 18,603        $  (83,808)         $  77,363
                                                 ===============      =============    ==============     ==============


         The decline in commodity prices was the significant factor in the 26% and 24% decreases in revenues for the Oil and Gas Operations ("O&G") segment to $80 million and $256 million for the three and nine months ended September 30, 1998, respectively. Domestic natural gas prices realized by the Company decreased 9% from $2.28 per Mcf in the first nine months of 1997 to $2.07 per Mcf for the same period in 1998. This price decrease and a 5% decrease in domestic gas production combined to create a $26 million decrease in domestic natural gas revenues. Worldwide oil prices realized by the Company showed a decrease of 33%, from $17.40 per Bbl in 1997's first nine months to $11.62 per Bbl in 1998. While declining oil prices were the primary factor for the decrease in oil revenues, this was partially offset by an increase in oil and NGL production in the U.S. and Egypt as Seagull realized additional contributions from several new domestic wells and three Egyptian concessions - Qarun, where additional facilities became operational during mid-1997, East Beni Suef, where production began in mid-1998, and West Abu Gharadig, which was purchased in late 1997. For the third quarter of 1998, the Company's oil and gas production was essentially unchanged from the third quarter of 1997, excluding

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Canadian production. However, worldwide oil and gas prices realized by the Company during the third quarter of 1998 reflected the similar downward trends expressed during the first nine months of 1998 versus the same period in 1997.

         Seagull sold its Canadian oil and gas operations in October 1997. These Canadian operations contributed approximately $8 million and $26 million in revenues and $4 million and $8 million in operating profit for the three and nine months ended September 30, 1997, respectively.


                    EXPLORATION AND PRODUCTION OPERATING DATA

                                         Three Months Ended                                  Nine Months Ended
                                           September 30,                                        September 30,
                          ------------------------------------------------- -----------------------------------------------------
                            Net Daily Production          Unit Price           Net Daily Production            Unit Price
                             1998         1997         1998        1997         1998          1997         1998         1997
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------
Gas Sales(1):
   Domestic.............        293          299      $  1.94     $  2.19         289          304        $  2.07     $    2.28
   Canada(2) ...........          -           49           -         1.38           -           49           -             1.63
   Cote d'Ivoire........          7            7         1.59        1.77           9            6           1.57          1.81
   Indonesia............          8            8         1.97        3.58           9           11           2.32          3.54
   Other................          1            -         1.40        1.07           1            -           1.36          1.02
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------
                                309          363      $  1.94     $  2.11         308          370        $  2.06     $    2.22
                          =========== ============= =========== =========== ============= ============= =========== =============

Oil and NGL Sales(1):
   Domestic.............      5,151        5,292      $ 10.79     $ 16.52       5,094        4,689        $ 11.88     $   18.03
   Canada(2)............          -          932            -       15.37           -          889              -         16.46
   Egypt................     10,085        9,838        12.07       18.02      10,555        8,987          12.67         18.30
   Cote d'Ivoire........        782        1,146         7.34       17.44         993        1,285          10.90         19.06
   Tatarstan............      4,201        4,113         6.74       13.94       4,060        4,224           8.57         14.34
   Indonesia............        115           94        12.84       22.01         172          166          16.09         20.99
   Other................          9            9         7.33       15.49           8           15          10.78         17.18
                          ----------- ------------- ----------- ----------- ------------- ------------- ----------- -------------
                             20,343       21,424      $ 10.46     $ 16.74      20,882       20,255        $ 11.62     $   17.40
                          =========== ============= =========== =========== ============= ============= =========== =============

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.

(2) All of the Company's Canadian oil and gas operations were sold in October 1997.

         Income and costs related to the Company's commodity hedging activities are recognized in oil and gas revenues when the commodities are produced. The Company recorded costs of $0.6 million and $8 million for the nine months ended September 30, 1998 and 1997, respectively, related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $0.6 million and $2 million in 1998 and 1997, respectively. By the end of the first quarter of 1997, the Company's equity hedging activities had been substantially reduced, leaving primarily the commodity hedges of approximately 11 MMcf per day through December 1998, which were required by the monetary production payment (related to the 1995 sale of the Company's Section 29 tax credit-bearing

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

properties). For the third quarter of 1998 and 1997, all of the Company's equity hedging costs of $0.1 million and $0.6 million, respectively, related to the monetary production payment hedges. The Company also recorded hedging costs related to third-party marketing activities of $3.8 million and $0.8 million for the nine months ended September 30, 1998 and 1997, respectively, and $2.3 million and $0.6 million for the third quarter of 1998 and 1997, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on its financial condition or results of operations.

         In comparison to 1997, exploration charges for 1998 were approximately $7 million and $9 million higher for the third quarter and nine months, respectively, primarily due to increases in dry hole expense and impairment of leaseholds on certain of the Company's Egyptian concessions.

         The decrease in depreciation, depletion and amortization ("DD&A") expense to $119 million for the nine months ended September 30, 1998 from $122 million for the prior year is primarily due to the decrease in domestic gas production and the sale of the Company's Canadian operations, partially offset by increased oil production in Egypt and an increase in the DD&A expense per equivalent unit of production related to the Company's Egyptian operations. The DD&A expense per equivalent unit of production for oil and gas producing activities increased to $5.95 per Boe from $5.41 per Boe for the first nine months of 1998 and 1997, respectively. For the third quarter, DD&A expense increased nearly $4 million from 1997's $40 million also due to the increase in the DD&A expense per equivalent unit of production related to the Company's Egyptian operations.

         During the third quarter of 1998, the Company recorded a noncash impairment charge of $74 million related to its oil and gas assets. The impairments of the oil and gas assets were primarily a result of disappointing well performance, much lower oil and natural gas prices and a lack of any perceived significant near-term improvement in oil prices that has led to a reduction in reserves at certain of Seagull's Egyptian concessions. During this quarter, the Company also decided to liquidate nonstrategic pipeline assets which resulted in an additional noncash impairment of $4 million.

         Even if worldwide oil and gas prices improve materially in the remainder of 1998, O&G operating results will be substantially lower in 1998 versus the prior year. As the O&G segment represents the majority of the Company's operations, a substantial decrease in O&G operating results will have a significant impact on the Company's total operating results.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                      ALASKA TRANSMISSION AND DISTRIBUTION
                   (Amounts in Thousand Except Operating Data)

                                                      Three Months Ended                          Nine Months Ended
                                                        September 30,                               September 30,
                                               ---------------------------------        --------------------------------------
                                                   1998               1997                   1998                  1997
                                               --------------      -------------        ----------------     -----------------
Revenues..................................      $  13,237            $ 12,112              $ 62,538            $   63,455
Cost of gas sold..........................          5,021               4,557                27,127                28,523
                                               --------------      -------------        ----------------     -----------------
  Gross margin............................          8,216               7,555                35,411                34,932
Operations and maintenance expense........          4,942               4,917                15,598                15,689
Depreciation, depletion and amortization..          2,128               2,090                 6,377                 6,258
                                               --------------      -------------        ----------------     -----------------
  Operating profit........................      $   1,146            $    548              $ 13,436            $   12,985
                                               ==============      =============        ================     =================

OPERATING DATA:
  Degree days (*).........................          1,050                 762                 6,332                 6,053
  Sales and transport volumes (MMcf)......          7,280               7,543                29,544                31,362
  Sales and transport margin per MMcf.....      $    1.13            $   1.00              $   1.20            $     1.11

 (*) A  measure  of  weather   severity   calculated  by  subtracting  the  mean
     temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska transmission and distribution segment for the third quarter of 1998 increased from the 1997 period primarily as a result of cooler temperatures, increased customer count and increased gross margin due to a change in the mix of customers. This segment's business is seasonal with approximately 65%-70% of its sales made in the first and fourth quarters of each year.

                                      OTHER

         During the third quarter of 1998, Seagull recorded approximately $6 million in compensation expenses, related to the retirement of Barry J. Galt and the appointment of James T. Hackett as the Company's Chief Executive Officer, included in general and administrative ("G&A") expense. Additional compensation costs related to Mr. Galt's retirement of approximately $1 million will be recorded in G&A expense throughout the remainder of 1998 and the first half of 1999.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                         LIQUIDITY AND CAPITAL RESOURCES

                      CAPITAL EXPENDITURES AND ACQUISITIONS
                             (Amounts in Thousands)

                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,                            September 30,
                                              ----------------------------------     ---------------------------------------
                                                  1998               1997                 1998                   1997
                                              --------------     --------------      ----------------      -----------------
Capital expenditures:
   Exploration and production:
     Leasehold...........................      $   13,988          $   3,634           $   18,412             $   17,893
     Exploration.........................          27,361             28,456               59,695                 73,089
     Development.........................          34,805             30,359              101,715                101,109
                                              --------------     --------------      ----------------      -----------------
                                                   76,154             62,449              179,822                192,091
   Pipeline and marketing................              85                162                1,302                    207
                                              --------------     --------------      ----------------      -----------------
     Oil and gas operations..............          76,239             62,611              181,124                192,298
   Alaska transmission and distribution..           2,974              3,081                6,978                  6,532
   Corporate.............................           1,261              2,524                4,977                  6,734
                                              --------------     --------------      ----------------      -----------------
                                               $   80,474          $  68,216           $  193,079             $  205,564
                                              ==============     ==============      ================      =================
Acquisitions.............................      $      673          $   6,600           $  128,142             $    7,421
                                              ==============     ==============      ================      =================


         Seagull's capital expenditure program is designed to fulfill the Company's goals of growing its reserve base and production capacity. Capital expenditures, excluding acquisitions, decreased by $12 million for the first nine months of 1998 versus 1997 due to the sale of the Company's Canadian operations, which had expenditures of $13 million in the first nine months of 1997, and a decline in domestic capital expenditures, partially offset by increased expenditures related to the Company's Egyptian operations.

         The Company has a revolving credit facility (the "Credit Facility") with a maximum commitment of $500 million. At September 30, 1998, there was $205 million borrowed under the Credit Facility and $277 million of the unused commitment was immediately available. The Credit Facility contains certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the declaration or payment of dividends and the repurchase or redemption of capital stock and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $143 million was available for payment of cash dividends on common stock or to repurchase common stock as of September 30, 1998.

         During the third quarter of 1998, the Company repurchased in open-market transactions approximately $50 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2005. These purchases were funded using borrowings under the Credit Facility. In connection with this repurchase, the Company recorded an extraordinary loss of $1 million, or $0.02 per basic and

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

diluted share. At current interest rates under the Credit Facility, the Company expects to save approximately $1.6 million in annual interest expense by refinancing the $50 million of Senior Subordinated Notes under the Credit Facility.

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

         In March 1998, Seagull announced it may include some of its less strategic E&P properties located away from its various core assets in packages of properties to be liquidated in the fourth quarter of 1998. During the third quarter of 1998, the Company also decided to liquidate its nonstrategic pipeline assets in late 1998 or early 1999. The Company also announced its intentions to exit its third-party marketing business and to explore alternatives for marketing its equity production, including outsourcing.

                                YEAR 2000 ISSUES

         Historically, most computer systems (including microprocessors embedded into field equipment and other machinery) utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to distinguish twenty-first century dates from twentieth century dates ("Year 2000 issues").

         Accordingly, the Company has initiated a comprehensive plan to address the Year 2000 issues associated with its operations and business. Seagull's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect Seagull. The Board has created a committee consisting of senior executives and a representative from the Board to oversee the adoption and implementation of a Year 2000 plan covering all of Seagull's business units. The plan has been developed, and the aim of the plan is to take reasonable steps to prevent Seagull's mission-critical functions from being impaired due to the Year 2000 problem.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         The plan includes several phases - (i) assessment of all of the Company's systems and technology; (ii) implementation and testing of modifications to or replacements of existing systems and technology, both financial and operational; (iii) communication with key business partners; and
(iv) contingency planning.

         In planning and developing the project, Seagull has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not considered IT technology include alarm systems, fax machines, monitors for field operations, or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Seagull's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Seagull is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Seagull plans to obtain replacements that are in compliance with Year 2000.

         During 1997, the Company utilized both internal and external resources to reprogram, or replace, and test much of its IT systems, primarily financial and operational software, for necessary modifications identified in its assessment of Year 2000 issues. As of the date of this filing, the Company estimates that approximately 80% of its Year 2000 plan for these IT systems has been implemented and anticipates that the remainder of the plan, including any necessary remedial action, will be completed by March 31, 1999. During September 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment. The Company has also initiated formal communications with all of its key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. While the evaluation of non-IT systems and communications with key business partners is just beginning, the Company estimates that the remainder of the Year 2000 plan concerning these areas will be complete by March 31, 1999.

         During the fourth quarter of 1998, the Company plans to develop contingency plans for both financial and operational systems. Seagull's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

         The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities, thereby having a material, adverse affect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are expected to significantly reduce the Company's level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Disruptions to the oil and gas transportation networks controlled by third-party carriers could result in reduced production volumes delivered to market. In addition, risks associated with foreign operations may increase with the uncertainty of Year 2000 compliance by foreign governments and their supporting infrastructures.

         The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1,000,000. Of this amount, approximately $300,000 had been incurred as of September 30, 1998.

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

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

#*10.1 Employment and Consulting Agreement by and between the Company and Barry J. Galt.

#*10.2 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Barry J. Galt.

#*10.3 Form of Severance Agreement, including Form of Amendment and Second Amendment to Severance Agreement, between the Company and Richard F. Barnes, John N. Goodpasture, and William L. Transier.

#*10.4 Second and Third Amendments to Seagull Energy Corporation Management Stability Plan.

#*10.5   Third Amendment to the Outside Directors' Deferred Fee Plan.

#*10.6   Employment Agreement by and between the Company and James T. Hackett.

#*10.7 Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett.

#*10.8   Severance Agreement between the Company and James T. Hackett.

#*10.9 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Gerald R. Colley.

#*10.10 Severance Agreement, including Amendment and Second Amendment, between the Company and Carl B. King.

#*10.11  Third Amendment to the Company's Executive Supplemental Retirement
         Plan.

#*10.12  Third Amendment to Supplemental Benefit Plan.

#*27.1   Financial Data Schedule.


* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SEAGULL ENERGY CORPORATION

                                 By:   /s/ William L. Transier
                                       William L. Transier, Executive Vice
                                       President and Chief Financial
                                       Officer (Principal Financial Officer)

                                 Date: November 16, 1998

                                 By:   /s/ Gordon L. McConnell
                                       Gordon L. McConnell, Vice President and
                                       Controller (Principal Accounting Officer)

                                 Date: November 16, 1998

                                  EXHIBIT INDEX

    EXHIBIT                                                                                               PAGE
     NUMBER                                          DESCRIPTION                                         NUMBER
-----------------   -------------------------------------------------------------------------------   -------------
#*10.1              Employment  and  Consulting  Agreement by  and between the Company and
                    Barry J. Galt.

#*10.2              Severance  Agreement, including  Amendment  and  Second  Amendment  to
                    Severance Agreement, between the Company and Barry J. Galt.

#*10.3              Form of Severance  Agreement,  including Form of Amendment and Second
                    Amendment to Severance  Agreement,  between the Company and Richard F.
                    Barnes, John N. Goodpasture, and William L. Transier.

#*10.4              Second and  Third Amendments  to Seagull Energy Corporation Management
                    Stability Plan.

#*10.5              Third Amendment to the Outside Directors' Deferred Fee Plan.

#*10.6              Employment Agreement by and between the Company and James T. Hackett.

#*10.7              Executive  Supplemental  Retirement  Plan  Membership Agreement by and
                    between the Company and James T. Hackett.

#*10.8              Severance Agreement between the Company and James T. Hackett.

#*10.9              Severance Agreement, including Amendment and Second Amendment to
                    Severance Agreement, between the Company and Gerald R. Colley.

#*10.10             Severance Agreement, including Amendment and Second Amendment, between the Company and Carl B. King.

#*10.11             Third Amendment to the Company's Executive Supplemental Retirement
                    Plan.

#*10.12             Third Amendment to Supplemental Benefit Plan.

#*27.1              Financial Data Schedule.

----------------
* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.