Form 10-Q/A
period 1998-09-30
SEAGULL ENERGY CORP
filed 1999-01-27
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1
(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                   SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                   SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 1 relates only to Part I, Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and provides added information regarding the Company's Year 2000 compliance efforts.


                                      INDEX




                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION                                                                           NUMBER
    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................................             10

SIGNATURES ...................................................................................             20

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

                              RESULTS OF OPERATIONS

                             CONSOLIDATED HIGHLIGHTS
                             (Amounts in Thousands)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                          ------------------------      ------------------------
                                                            1998            1997          1998           1997
                                                          ---------      ---------      ---------      ---------
Revenues:
  Oil and gas operations................................  $  79,862      $ 108,543      $ 256,415      $ 338,953
  Alaska transmission and distribution .................     13,237         12,112         62,538         63,455
                                                          ---------      ---------      ---------      ---------
                                                          $  93,099      $ 120,655      $ 318,953      $ 402,408
                                                          =========      =========      =========      =========

Operating Profit (Loss):
  Oil and gas operations................................  $ (99,574)     $  18,603      $ (83,808)     $  77,363
  Alaska transmission and distribution..................      1,146            548         13,436         12,985
  Corporate.............................................    (10,389)        (5,695)       (18,669)       (12,475)
                                                          ---------      ---------      ---------      ---------
                                                          $(108,817)     $  13,456      $ (89,041)     $  77,873
                                                          =========      =========      =========      =========

Net income (loss).......................................  $ (87,638)     $   3,202      $ (85,534)     $  23,077
Net cash provided by operating activities before
  changes in operating assets and liabilities...........  $  21,683      $  48,623      $ 106,524      $ 172,572
Net cash provided by operating activities...............  $  31,901      $  49,939      $  96,142      $ 175,933


         For both the three and nine months ended September 30, 1998, Seagull experienced decreases in revenues, operating profit, net income and net cash provided by operating activities versus the same periods in 1997. These decreases can be primarily attributed to the following key items:


o A noncash impairment charge of $78 million in the third quarter of 1998 related to the impairment of the Company's oil and gas and pipeline assets;

o Substantial decreases in worldwide oil prices and moderate decreases in domestic gas prices from the 1997 periods;

o Substantial increases in exploration charges for the quarter and nine months of 1998 versus the equivalent 1997 periods;

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


o The absence of contributions from the Company's Canadian oil and gas operations which were sold in October 1997;

o One-time compensation costs of approximately $6 million associated with the retirement of Barry J. Galt and the appointment of James T. Hackett as the Company's Chief Executive Officer; and

o A change in the Company's tax expense from approximately 53% of earnings before taxes for the nine months ended September 30, 1997 to an approximate 27% benefit for the first nine months of 1998, reflecting primarily the tax benefits of the impairment of long-lived assets and one-time compensation matters.


                             OIL AND GAS OPERATIONS
                             (Amounts in Thousands)

                                                      Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                  ------------------------     ------------------------
                                                    1998           1997          1998           1997
                                                  ---------      ---------     ---------      ---------
Revenues:
  Natural gas ...............................     $  54,970      $  70,374     $ 173,287      $ 224,093
  Oil and NGL ...............................        19,583         32,986        66,258         96,220
  Pipeline and marketing ....................         5,309          5,183        16,870         18,640
                                                  ---------      ---------     ---------      ---------
                                                     79,862        108,543       256,415        338,953
                                                  ---------      ---------     ---------      ---------

Production operating expenses ...............        28,651         27,967        82,961         87,091
Pipeline and marketing expenses .............         7,109          6,860        20,524         20,840
Exploration charges .........................        22,032         15,217        40,328         31,516
Depreciation, depletion and amortization ....        43,817         39,896       118,583        122,143
Impairment of long-lived assets .............        77,827             --        77,827             --
                                                  ---------      ---------     ---------      ---------
  Operating profit ..........................     $ (99,574)     $  18,603     $ (83,808)     $  77,363
                                                  =========      =========     =========      =========


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



                    EXPLORATION AND PRODUCTION OPERATING DATA

                                           Three Months Ended                                 Nine Months Ended
                                             September 30,                                      September 30,
                              --------------------------------------------     ----------------------------------------------
                              Net Daily Production         Unit Price          Net Daily Production          Unit Price
                                1998       1997        1998         1997        1998          1997        1998         1997
                               ------     ------     --------     --------     ------        ------     --------     --------
Gas Sales(1):
   Domestic ..............        293        299     $   1.94     $   2.19        289           304     $   2.07     $   2.28
   Canada(2) .............         --         49           --         1.38         --            49           --         1.63
   Cote d'Ivoire .........          7          7         1.59         1.77          9             6         1.57         1.81
   Indonesia .............          8          8         1.97         3.58          9            11         2.32         3.54
   Other .................          1         --         1.40         1.07          1            --         1.36         1.02
                               ------     ------     --------     --------     ------       -------     --------     --------
                                  309        363     $   1.94     $   2.11        308           370     $   2.06     $   2.22
                               ======     ======     ========     ========     ======        ======     ========     ========

Oil and NGL Sales(1):
   Domestic ..............      5,151      5,292     $  10.78     $  16.52      5,094         4,689     $  11.88     $  18.03
   Canada(2) .............         --        932           --        15.37         --           889           --        16.46
   Egypt .................     10,085      9,838        12.07        18.02     10,555         8,987        12.67        18.30
   Cote d'Ivoire .........        782      1,146         7.34        17.44        993         1,285        10.90        19.06
   Tatarstan .............      4,201      4,113         6.74        13.94      4,060         4,224         8.57        14.34
   Indonesia .............        115         94        12.84        22.01        172           166        16.09        20.99
   Other .................          9          9         7.33        15.49          8            15        10.78        17.18
                               ------     ------     --------     --------     ------        ------     --------     --------
                               20,343     21,424     $  10.46     $  16.74     20,882        20,255     $  11.62     $  17.40
                               ======     ======     ========     ========     ======        ======     ========     ========

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

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      ALASKA TRANSMISSION AND DISTRIBUTION
                   (Amounts in Thousand Except Operating Data)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,            September 30,
                                                    -------------------     -------------------
                                                     1998        1997        1998        1997
                                                    -------     -------     -------     -------
Revenues ......................................     $13,237     $12,112     $62,538     $63,455
Cost of gas sold ..............................       5,021       4,557      27,127      28,523
                                                    -------     -------     -------     -------
  Gross margin ................................       8,216       7,555      35,411      34,932
Operations and maintenance expense ............       4,942       4,917      15,598      15,689
Depreciation, depletion and amortization ......       2,128       2,090       6,377       6,258
                                                    -------     -------     -------     -------
  Operating profit ............................     $ 1,146     $   548     $13,436     $12,985
                                                    =======     =======     =======     =======

OPERATING DATA:
  Degree days (*) .............................       1,050         762       6,332       6,053
  Sales and transport volumes (MMcf) ..........       7,280       7,543      29,544      31,362
  Sales and transport margin per MMcf .........     $  1.13     $  1.00     $  1.20     $  1.11

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

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                         LIQUIDITY AND CAPITAL RESOURCES


                      CAPITAL EXPENDITURES AND ACQUISITIONS
                             (Amounts in Thousands)

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,             September 30,
                                                   ---------------------     ---------------------
                                                     1998         1997         1998         1997
                                                   --------     --------     --------     --------
Capital expenditures:
   Exploration and production:
     Leasehold ...............................     $ 13,988     $  3,634     $ 18,412     $ 17,893
     Exploration .............................       27,361       28,456       59,695       73,089
     Development .............................       34,805       30,359      101,715      101,109
                                                   --------     --------     --------     --------
                                                     76,154       62,449      179,822      192,091
   Pipeline and marketing ....................           85          162        1,302          207
                                                   --------     --------     --------     --------
     Oil and gas operations ..................       76,239       62,611      181,124      192,298
   Alaska transmission and distribution ......        2,974        3,081        6,978        6,532
   Corporate .................................        1,261        2,524        4,977        6,734
                                                   --------     --------     --------     --------
                                                   $ 80,474     $ 68,216     $193,079     $205,564
                                                   ========     ========     ========     ========

Acquisitions .................................     $    673     $  6,600     $128,142     $  7,421
                                                   ========     ========     ========     ========


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

         During the third quarter of 1998, the Company repurchased in open-market transactions approximately $50 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2005. These purchases were funded using borrowings under the Credit Facility. In connection with this repurchase, the Company recorded an extraordinary loss of $1 million, or $0.02 per basic and diluted

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


share. At current interest rates under the Credit Facility, the Company expects to save approximately $1.6 million in annual interest expense by refinancing the $50 million of Senior Subordinated Notes under the Credit Facility.

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

         Accordingly, the Company has initiated a comprehensive plan to address the Year 2000 issues associated with its operations and business (the "Year 2000 plan"). Seagull's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect Seagull. The Board has created a committee consisting of senior executives and a representative from the Board to oversee the adoption and implementation of the Year 2000 plan covering all of Seagull's business units. The plan has been developed with an aim towards taking reasonable steps to prevent Seagull's mission- critical functions from being impaired due to the Year 2000 problem.

         The plan includes several phases - (i) assessment of all of the Company's systems and technology; (ii) implementation and testing of modifications to or replacements of existing systems and technology, both financial and operational; (iii) communication with key business partners regarding Year 2000 issues; and (iv) contingency planning.

         In planning and developing the project, Seagull has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include IT technology include alarm systems, fax machines, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Seagull's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Seagull is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Seagull plans to obtain replacements that are in compliance with Year 2000.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         During 1997, the Company utilized both internal and external resources to test, reprogram or replace many of its IT systems, primarily financial and operational software, for necessary modifications identified in its assessment of Year 2000 issues. As of the date of this filing, the Company estimates that approximately 80% of its Year 2000 plan related to these IT systems has been implemented and anticipates that the remainder of the plan, including any necessary remedial action, will be completed by June 30, 1999. During September 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment.

         The Company is working with Stone & Webster to identify embedded chips that may need to be replaced or avoided. Stone & Webster is an internationally recognized engineering firm that has developed and maintains a database of systems that are susceptible to Year 2000 problems. The database comparisons that have been completed to date have not revealed any material problems. This effort should be completed by the end of the first quarter of 1999. Areas that will require contingency plans will be determined as part of these efforts relative to embedded chips and microcontrollers and as a result of our correspondence and meetings with key business partners. This effort should be completed by the end of the second quarter of 1999.

         The Company has also initiated formal communications with all of its key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. Key business partners were identified in four categories of companies including: (a) major vendors and contractors (including banks and other financial service companies); (b) major customers; (c) utility companies; and
(d) third party operators of major oil and gas properties. Questionnaires were sent to the Company's key business partners to confirm their Year 2000 activities and follow-up letters, telephone calls, and meetings are being used, as appropriate, to obtain additional information.

         During the fourth quarter of 1998, the Company plans to develop contingency plans for its financial and operational systems. Seagull's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

         The failure to correct a material Year 2000 issue could result in an interruption in, or a failure of, certain normal business activities, resulting in a material, adverse affect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are expected to reduce significantly the Company's level of uncertainty about Year 2000 compliance and the possibility of interruptions of normal operations. However, there can be no guarantee that other companies' systems, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Disruptions to the oil and gas transportation networks controlled by third-party carriers could result in reduced production volumes delivered to market.

         In addition, risks associated with foreign operations may increase with the uncertainty of Year 2000 compliance by foreign governments and their supporting infrastructures. The Company's Year 2000 task force members have been asked to investigate the compliance activities of certain third parties and foreign governments to determine the risks to the Company. This investigation is in progress.

                   SEAGULL ENERGY CORPORATION AND SUBSIDIARIES

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios Seagull may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving Seagull domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for Seagull and its employees, contractors, suppliers, and customers; significant disruption to Seagull's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Seagull's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as onshore and offshore oil and gas rigs, oil and gas pipelines and gas plants domestically and internationally, the effects of which would have a cumulative material adverse impact on Seagull. Among other things, Seagull could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. Seagull could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to Seagull. Under these circumstances, the adverse effect on Seagull, and the diminution of Seagull's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Seagull, and the diminution of Seagull's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

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

                             SEAGULL ENERGY CORPORATION



                             By:    /s/ William L. Transier
                                    ------------------------------------------
                                    William L. Transier, Executive Vice
                                    President and Chief Financial
                                    Officer (Principal Financial Officer)

                             Date:  January 27, 1998



                             By:    /s/ Gordon L. McConnell
                                    ------------------------------------------
                                    Gordon L. McConnell, Vice President and
                                    Controller (Principal Accounting Officer)

                             Date:  January 27, 1998