Form 10-K
period 1998-12-31
SEAGULL ENERGY CORP
filed 1999-02-16
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-8094
                           SEAGULL ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)


                             TEXAS                                                  74-1764876
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 9, 1999, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $300,557,000.

         As of February 9, 1999, 64,158,444 shares of Common Stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENT                                   PART OF FORM 10-K
                --------                                   -----------------
   Proxy Statement for Annual Meeting                           PART III
of Shareholders to be held in June 1999


================================================================================

                           SEAGULL ENERGY CORPORATION


                                      INDEX

                                                                                                              Page
                                                                                                              ----
                                                      PART I
Item 1.  Business:
     Proposed Merger with Ocean Energy, Inc.................................................................      1
     Oil and Gas Operations.................................................................................      2
     Alaska Transmission and Distribution...................................................................     13
     Corporate..............................................................................................     16
     Environmental Matters..................................................................................     17
     Employees..............................................................................................     17
     Executive Officers of the Company......................................................................     18
     Certain Oil and Gas Terms..............................................................................     19
Item 2.  Properties.........................................................................................     20
Item 3.  Legal Proceedings..................................................................................     20
Item 4.  Submission of Matters to a Vote of Security Holders................................................     20

                                                      PART II
Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters...............................     21
Item 6.  Selected Financial Data............................................................................     22
Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................................     23
Item 8.  Financial Statements and Supplementary Data........................................................     41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..........................................................................     79

                                                     PART III
Item 10.  Directors and Executive Officers of the Registrant................................................     79
Item 11.  Executive Compensation............................................................................     79
Item 12.  Security Ownership of Certain Beneficial Owners and Management....................................     79
Item 13.  Certain Relationships and Related Transactions....................................................     79

                                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................     80
Signatures..................................................................................................     85


                                      (i)

                           SEAGULL ENERGY CORPORATION


                                     PART I

ITEM 1.  BUSINESS

         Seagull Energy Corporation (the "Company" or "Seagull") is an international oil and gas company engaged primarily in exploration and development activities in the United States, Egypt, Cote d'Ivoire, Indonesia and the Russian Republic of Tatarstan. The Company also transports and distributes natural gas in the Anchorage, Alaska metropolitan area. Seagull's long-range goal is to grow its reserve base and its crude oil and natural gas production capacity. The Company seeks a balanced approach of growing through its internal drilling efforts complemented by strategic acquisitions of additional oil and gas assets in its core operating areas.

                     PROPOSED MERGER WITH OCEAN ENERGY, INC.

         On November 24, 1998, Seagull and Ocean Energy, Inc. ("OEI") executed an Agreement and Plan of Merger. The merger must be approved by the shareholders of both OEI and Seagull and the Alaska Public Utilities Commission ("APUC") which regulates Seagull's operations in the Anchorage, Alaska area. If the merger is approved, OEI stockholders would receive one share of Seagull common stock in exchange for each share of OEI common stock they own. Management expects the transaction will close during the first quarter of 1999.

         Pursuant to the merger agreement, OEI will merge into Seagull. In connection with the merger, Seagull will be renamed "Ocean Energy, Inc." This combined company is referred to herein as "New Ocean." However, unless expressly stated in this Annual Report, the financial statements, business description and other information contained herein relate to the Company on a pre-merger basis.

         After the merger New Ocean will be organized into three business units:
Onshore North America, Gulf of Mexico and International. New Ocean's asset base will be comprised of complementary domestic assets, primarily in the Gulf of Mexico region where the combined company will hold interests in more than 324 offshore lease blocks, including 62 deepwater blocks. In addition, New Ocean will own interests in approximately 36 production sharing contracts including interests in Angola, Equatorial Guinea, Cote d'Ivoire, Yemen, Egypt, Indonesia, Tatarstan, Pakistan and Bangladesh. Seagull and OEI believe that the stable cash flow generated from their North American onshore operations will enable New Ocean to continue to fund and develop its portfolio of international and deepwater Gulf of Mexico exploration and development projects.

         Seagull and OEI are developing plans to integrate their operations immediately after the merger to take full advantage of the benefits and synergies the merger will create that would not have been available to either company on a stand-alone basis. Those benefits include substantial

                           SEAGULL ENERGY CORPORATION



cost savings, a more geographically diversified reserve composition, a larger capital base, greater financial strength and flexibility and an enhanced ability to make further acquisitions.


                             OIL AND GAS OPERATIONS

         Revenues from the Oil and Gas Operations ("O&G") segment accounted for 78%, 83%, and 81% of the Company's consolidated revenues for 1998, 1997 and 1996, respectively. Production of gas and liquids for 1998 averaged 302 MMcf per day and 21,271 Bbl per day, respectively, compared to 357 MMcf per day and 20,711 Bbl per day, respectively, in 1997.

         For additional financial information relating to industry segments, see
Note 15 of Notes to Consolidated Financial Statements of Seagull Energy Corporation for the year ended December 31, 1998 (the "Consolidated Financial Statements").

         Seagull's principal oil and gas producing areas include the following:

                                                 Proved Reserves at December 31, 1998
                                              ------------------------------------------
                                              Gas (MMcf)      Oil (Mbbl)         MBOE
                                              ----------      ----------      ----------
UNITED STATES:
   Mid-Continent (Anadarko Basin) ......         149,330           3,202          28,090
   Mid-South:
     Arkansas ..........................         122,649               1          20,442
     Carthage Area .....................         183,852           6,678          37,320
     East Texas/North Louisiana ........         172,493           1,185          29,934
     Other Mid-south ...................          37,864               2           6,313
   Gulf Coast ..........................         129,756           3,026          24,652
                                              ----------      ----------      ----------
                                                 795,944          14,094         146,751
EGYPT:
   East Zeit ...........................            --            12,433          12,433
   Qarun ...............................           2,345           9,326           9,717
   Other ...............................            --             5,822           5,822
                                              ----------      ----------      ----------
                                                   2,345          27,581          27,972
COTE D'IVOIRE ..........................          22,932           1,097           4,919
TATARSTAN ..............................            --            13,030          13,030
INDONESIA ..............................          62,020           1,281          11,618
                                              ----------      ----------      ----------
                                                 883,241          57,083         204,290
                                              ==========      ==========      ==========


         For additional information relating to the Company's oil and gas reserves, based substantially upon reports of DeGolyer and MacNaughton, Netherland, Sewell & Associates, Inc. and Ryder Scott Company, independent petroleum engineers (collectively the "Engineers"), see Note 17 to Consolidated Financial Statements. All information in Note 17 not provided by the Engineers was supplied by the Company. The Company's reserve estimates in Indonesia have been obtained from a public source which, although not independently verified, the Company

                           SEAGULL ENERGY CORPORATION



believes to be reliable. As required, Seagull also files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. These estimates were not materially different from the reserve estimates reported in the Consolidated Financial Statements.

UNITED STATES

         In excess of 70% of the Company's proved oil and gas reserves and annual production are contributed by properties in the United States. These domestic properties are generally located in three geographic areas -- the Mid-South, Mid-Continent and Gulf Coast regions.

         Mid-South -- The Company's Mid-South properties are situated generally in the Arkoma Basin of eastern Oklahoma and western Arkansas and the Arklatex area of east Texas and northwest Louisiana. The Company's interests in the Mid-South region provide production from long-lived assets where ongoing activities are devoted principally to exploitation. At year-end 1998, the Mid-South region had production of approximately 165 MMcf per day and 1,800 Bbl per day.

         Mid-Continent -- The Company's Mid-Continent properties are situated generally in the Anadarko Basin of the Texas Panhandle and western Oklahoma. The Mid-Continent region also provides production from long-lived assets where ongoing activities are devoted principally to exploitation. At year-end 1998, the Mid-Continent region had production of approximately 51 MMcf per day and 700 Bbl per day.

         Gulf Coast -- The Company's Gulf Coast properties are located onshore in south Texas and south Louisiana and offshore waters off the coasts of the same two states. Both exploration and exploitation activities are conducted in this region. In 1997, the Company purchased its first interests in the Deep Water Gulf of Mexico play where the Company plans to be an active participant in the future. At year-end 1998, the Gulf Coast region had production of approximately 37 MMcf per day and 950 Bbl per day. During 1998 the Company participated in drilling of two deep water exploratory wells in which we have a non-operated interest. One was unsuccessful and the other is currently being evaluated for development.

EGYPT

         The Company's Egyptian operations consist of working interests in seven concessions -- Qarun, East Beni Suef, East Zeit, Southwest Gebel el Zeit, South Hurghada, Southeast Gulf of Suez and West Abu Gharadig. The interests in Southwest Gebel el Zeit and Southeast Gulf of Suez were acquired in 1998 as exploratory concessions. The interest in West Abu Gharadig was purchased in 1997 while the East Zeit and South Hurghada interests were acquired in 1996.

         Each concession is governed by a concession agreement (collectively, the "Egyptian Concession Agreements") between the working interest partners, the Egyptian national oil company ("EGPC") and the Egyptian government. Under the Egyptian Concession Agreements,

                           SEAGULL ENERGY CORPORATION



the working interest partners pay 100% of capital and operating costs and production is split between EGPC and the working interest partners. Working interest partners recover costs from a percentage, ranging from 25% to 40% depending upon the concession, of the oil and gas produced and sold from the applicable concession ("Cost Recovery Petroleum"). Cost Recovery Petroleum forms a single unified pool for the entire concession from which costs of all fields, zones, products and types may be recovered without differentiation, except that operating costs are recovered prior to the recovery of any capital costs. Capital costs (which include exploration, development and other equipment and facilities costs) are amortized for recovery over four or five years while operating expenses are recoverable on a current basis. To the extent that the costs eligible for recovery in any quarter exceed the amount of Cost Recovery Petroleum produced and sold in that quarter, such costs are recoverable from Cost Recovery Petroleum in future quarters with no limit on the ability to carry forward such costs.

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

         In January 1999, the Egyptian government issued a mandate to cease trucking of production of crude oil in all of Egypt. The Company is currently working to resolve this issue. The mandate affects net oil production from portions of the Company's Qarun concession and all of the East Beni Suef and the South Hurghada concessions, for a total of approximately 820 Bbl per day.

         Qarun -- The Company has a 25% non-operated working interest in the Qarun Concession Agreement. The concession covers approximately 1.5 million gross acres located 45 miles southwest of Cairo, Egypt. Initial oil production, via trucking, began in late 1995 while conventional production facilities became fully operational in 1997. With the completion of these production facilities, Qarun became one of the Company's largest producing concessions. At year-end 1998, the Company had net production at Qarun of approximately 5,700 Bbl per day.

         East Zeit -- The Company, as the operator, has a 100% working interest in the 6,672-acre East Zeit concession which is located offshore in the Gulf of Suez. The Company acquired its interest primarily as a producing concession and it continues to be one of the largest producing concessions among the Company's Egyptian interests. At year-end 1998, Seagull had net production at East Zeit of approximately 4,700 Bbl per day.

         East Beni Suef -- Seagull has a 50% non-operated working interest in the East Beni Suef Concession Agreement. The concession covers approximately 6.8 million gross acres lying adjacent and to the south of the Qarun concession. Initial oil production, via trucking, began in mid 1998. In January 1999, production from this concession was temporarily suspended while the Company revises its development plan to increase operating efficiencies.

                           SEAGULL ENERGY CORPORATION



         South Hurghada -- Seagull, as the operator, has a 100% working interest in the 61,000-acre concession, located onshore on the coast of the Gulf of Suez approximately 250 miles south of Cairo. After the completion of two successful exploratory wells in mid-1997, oil production was trucked to the nearby East Zeit production terminal. Seagull's production from this concession was 450 Bbl per day at the end of 1998. Due to the mandate related to trucking described above, production from this concession is suspended.

         West Abu Gharadig -- In October 1997, the Company purchased a 30% non-operating working interest in the West Abu Gharadig concession, covering 3.5 million gross acres in upper Egypt. Seagull's net production from this concession was 230 Bbl per day at the end of 1998.

         Southwest Gebel el Zeit and Southeast Gulf of Suez -- In July 1998, the Company entered into farmout agreements to obtain working interests in these concessions. Seagull holds a 43.75% working interest in Southwest Gebel el Zeit, which is a 52,385 gross (22,919 net) acre concession located offshore in the Gulf of Suez. Seagull holds a 25% working interest in Southeast Gulf of Suez, which is a 203,858 gross (50,965 net) acre concession also located offshore in the Gulf of Suez. Both concessions are exploratory and currently have no production.

COTE D'IVOIRE

         Seagull's operations in Cote d'Ivoire, West Africa consist of working interests in two blocks: CI-11 and CI-12. The CI-11 concession, where the Company has a nearly 13% unitized working interest, extends from the western coast to approximately eight miles offshore Cote d'Ivoire. The Company also has an approximately 17% working interest in CI-12, which lies adjacent to and west of block CI-11. At year-end 1998, the Company had production at CI-11 of approximately 8,400 Mcf per day and 950 Bbl per day.

         Each block is subject to a production sharing contract whereby the working interest partners pay 100% of capital and operating costs, and production is split between the Ivorian government and the working interest partners. Working interest partners recover costs from a percentage, ranging from 50% to 63% depending upon the concession, of produced and sold petroleum. The remaining oil and gas produced and sold, and any portion of cost recovery not used to recover costs, is divided between the Ivorian government and the working interest partners. Included in the Ivorian government's share of remaining petroleum are all Ivorian government royalties as well as the applicable Ivorian income taxes for the working interest partners.

TATARSTAN

         The Company has a net 45% interest in a joint venture in Tatarstan, a republic in the Russian Federation located west of the Ural Mountains and east of the Volga River. This joint venture with Tatneft, a Russian closed joint stock company, operates various oil fields in

                           SEAGULL ENERGY CORPORATION



Tatarstan. Under the terms of the joint venture and various supplemental agreements, the funding for the joint venture is supplied by the Company and Tatneft through various credit agreements.

         During 1998, the joint venture's activities included vapor recovery projects and the development and operation of the Onbysk field, near the city of Almetyevsk. Plans for 1999 will be consistent with 1998 activity.

INDONESIA

         Seagull has a 1.7% interest in the Indonesia Joint Venture ("IJV") for the exploration, development and production of oil and gas in East Kalimantan, Indonesia, under a production sharing contract ("PSC") with the state petroleum enterprise of Indonesia. The majority of the revenue derived from the IJV results from the sale of liquefied natural gas. Under the terms of the PSC, the IJV is authorized to explore for, develop and produce petroleum reserves in an approximately 1.1 million acre area in East Kalimantan.

         The original PSC between the IJV and the state petroleum enterprise of Indonesia expired on August 7, 1998 after a 30-year period. The amended and extended PSC became effective on August 8, 1998 for an additional 20-year period. Under terms of the extended PSC, the IJV's after-tax share of gas has been reduced from 35% to 30% (or 25% for certain contracts), while the IJV's after-tax share of oil remains unchanged at 15%. The applicable Indonesian tax rate has been reduced from 56% to 48%.

         The IJV participants are entitled to recover cumulative operating and certain capital costs out of the oil and gas produced each year, and to receive a share of the remaining oil and gas revenues.

PRODUCTION

         The following table summarizes the Company's production, average sales prices and operating costs for the periods indicated:

                           SEAGULL ENERGY CORPORATION



                                                                  Year Ended December 31,
                                                        ---------------------------------------------
                                                            1998             1997             1996
                                                        -----------      -----------      -----------
UNITED STATES:
   Net production:
     Gas (MMcf) ..................................          104,023          110,595          116,238
     Oil, condensate and NGL (Mbbl) ..............            1,834            1,763            1,561
   Average sales price: (1)
     Gas (per Mcf) ...............................      $      2.05      $      2.34      $      2.17
     Oil, condensate and NGL (per Bbl) ...........      $     11.41      $     17.60      $     19.03
   Average operating costs (per BOE) (2) .........      $      3.99      $      3.75      $      3.27
CANADA (SOLD IN OCTOBER 1997):
   Net production:
     Gas (MMcf) ..................................             --             13,510           21,203
     Oil, condensate and NGL (Mbbl) ..............             --                243              361
   Average sales price: (1)
     Gas (per Mcf) ...............................             --        $      1.63      $      1.32
     Oil, condensate and NGL (per Bbl) ...........             --        $     16.46      $     16.77
   Average operating costs (per BOE) (2) .........             --        $      3.42      $      3.57
EGYPT:
   Net oil production (Mbbl) .....................            4,002            3,383            1,305
   Average oil sales price (per Bbl) (1) .........      $     11.92      $     18.26      $     21.56
   Average operating costs (per BOE) (2) .........      $      4.31      $      3.46      $      4.45
COTE D'IVOIRE:
   Net production:
     Gas (MMcf) ..................................            3,106            2,245            1,445
     Oil (Mbbl) ..................................              360              603              511
   Average sales price: (1)
     Gas (per Mcf) ...............................      $      1.59      $      1.93      $      1.77
     Oil (per Bbl) ...............................      $     10.51      $     19.34      $     20.04
   Average operating costs (per BOE) (2) .........      $      3.11      $      3.95      $      3.56
TATARSTAN:
   Net oil production (Mbbl) .....................            1,496            1,512            1,117
   Average oil sales price (per Bbl) (1) .........      $      7.67      $     14.26      $     13.98
   Average operating costs (per BOE) (2) .........      $      8.02      $      9.25      $     10.17
INDONESIA AND OTHER:
   Net production:
     Gas (MMcf) ..................................            3,168            3,965            4,429
     Oil (Mbbl) ..................................               72               56               51
   Average sales price: (1)
     Gas (per Mcf) ...............................      $      2.23      $      3.18      $      3.36
     Oil (per Bbl) ...............................      $     13.38      $     19.31      $     19.58
   Average operating costs (per BOE ) (2) ........             --               --               --

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

                           SEAGULL ENERGY CORPORATION



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

                           SEAGULL ENERGY CORPORATION



                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------------
                                                 1998                        1997                       1996
                                         ----------------------      ----------------------     ----------------------
                                          GROSS         NET           Gross          Net         Gross         Net
                                         ---------    ---------      --------     ---------     ---------    ---------
UNITED STATES:
 Exploratory Drilling:
   Productive Wells.................            7          1.5            18           9.5            14          6.2
   Dry Holes........................           12          5.0            12           4.2            15          6.6
 Development Drilling:
   Productive Wells.................          138         60.9           142          73.9           123         54.2
   Dry Holes........................           11          7.0            12           6.3            13          8.2
CANADA (SOLD IN OCTOBER 1997):
 Exploratory Drilling:
   Productive Wells.................            -            -             3           1.7             5          0.8
   Dry Holes........................            -            -             1           1.0             2          2.0
 Development Drilling:
   Productive Wells.................            -            -            57          28.9            17          8.6
   Dry Holes........................            -            -             1           0.3             2          1.5
EGYPT:
 Exploratory Drilling:
   Productive Wells.................            4          1.3             4           2.8             2          0.5
   Dry Holes........................           13          5.1            11           3.0             5          1.3
 Development Drilling:
   Productive Wells.................            7          2.8            14           3.5            14          3.5
   Dry Holes........................            3          1.3             -             -             -            -
COTE D'IVOIRE:
 Exploratory Drilling:
   Productive Wells.................            1          0.1             1           0.1             2          0.3
   Dry Holes........................            1          0.2             2           0.3             1          0.1
 Development Drilling:
   Productive Wells.................            -            -             3           0.4             1          0.1
   Dry Holes........................            -            -             -             -             -            -
TATARSTAN:
 Exploratory Drilling:
   Productive Wells.................            -            -             1           0.5             -            -
   Dry Holes........................            -            -             -             -             -            -
 Development Drilling:
   Productive Wells.................           10          5.0            21          10.5            20         10.0
   Dry Holes........................            1          0.5             -             -             -            -
OTHER INTERNATIONAL:
 Exploratory Drilling:
   Productive Wells.................            -            -             -             -             -            -
   Dry Holes........................            -            -             1           0.2             -            -
TOTAL:
 Exploratory Drilling:
   Productive Wells.................           12          2.9            27          14.6            23          7.8
   Dry Holes........................           26         10.3            27           8.7            23         10.0
 Development Drilling:
   Productive Wells.................          155         68.7           237         117.2           175         76.4
   Dry Holes........................           15          8.8            13           6.6            15          9.7

         The Company had 10 gross (3.8 net) exploratory wells and 12 gross (6.3 net) development wells in progress at December 31, 1998. Wells classified as "in progress" at year-end

                           SEAGULL ENERGY CORPORATION

represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

         The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1998. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same borehole are counted as one well.

                                           Gross Wells                                         Net Wells
                          ----------------------------------------------      ----------------------------------------------
                                                                Multiple                                            Multiple
                            Gas          Oil         Total     Completions     Gas           Oil         Total      Completions
                          -------      -------      -------      -------      -------      -------      -------      -------
United States ......        2,257          309        2,566          259      1,136.6        192.7      1,329.3        133.9
Egypt ..............         --             60           60           11         --           27.2         27.2          3.0
Cote d'Ivoire ......            4           12           16            2          0.5          1.6          2.1          0.3
Tatarstan ..........         --            174          174         --           --           87.0         87.0         --
                          -------      -------      -------      -------      -------      -------      -------      -------
                            2,261          555        2,816          272      1,137.1        308.5      1,445.6        137.2
                          =======      =======      =======      =======      =======      =======      =======      =======


         During the fourth quarter of 1998, Seagull sold some of its less strategic E&P properties located away from its various core assets and various nonstrategic pipeline assets. These nonstrategic E&P property sales included nearly 2,500 gross wells (300 net wells) with approximately 300 of those wells operated by Seagull. As a result of these nonstrategic E&P property sales, Seagull's average working interest on domestic properties increased from 29% to 52%.

DEVELOPED AND UNDEVELOPED OIL AND GAS ACREAGE

         As of December 31, 1998, the Company owned working interests in the following developed and undeveloped oil and gas acreage:

                                              Developed                            Undeveloped
                                    ------------------------------      ------------------------------
                                        Gross              Net             Gross               Net
                                    ------------      ------------      ------------      ------------
UNITED STATES:
   Oklahoma ..................           269,218           127,922            27,369            12,015
   Texas .....................           271,350           145,029           198,360            73,237
   Arkansas ..................           211,620            71,650            10,828             7,079
   Louisiana .................            40,713            20,282             5,362             3,947
   Other .....................            20,235             9,794            35,320            16,236
   Federal Offshore:
     Louisiana ...............            59,850            24,716           241,092           118,697
     Texas ...................           149,549            58,269           297,532           181,641
EGYPT ........................           461,427           142,629        11,729,926         4,849,174
COTE D'IVOIRE ................            11,860             1,537           573,963            89,061
TATARSTAN ....................            12,630             6,315            26,159            12,729
INDONESIA ....................            97,000             1,663         1,156,780            19,827
OTHER INTERNATIONAL ..........              --                --           2,152,819           393,653
                                    ------------      ------------      ------------      ------------
                                       1,605,452           609,806        16,455,510         5,777,296
                                    ============      ============      ============      ============

                           SEAGULL ENERGY CORPORATION



         Additionally, as of December 31, 1998, the Company owned mineral and/or royalty interests in 550,693 gross (40,350 net) developed and 2,997,145 gross (117,910 net) undeveloped oil and gas acres, located primarily in the United States.

         For additional information relating to oil and gas producing activities, see Note 17 to the Consolidated Financial Statements.

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

         The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company. Some states regulate gathering which affects the marketing of the Company's production.

         The FERC is currently considering proposals to deregulate or restructure not only all offshore transportation but also onshore interstate transportation markets. Additional proposals and proceedings that might affect the natural gas industry and the Company's production are considered from time to time by Congress, the FERC, state regulatory bodies and the courts. The Company cannot predict when or if any of the current or additional proposals might become effective, or their effect, if any, on the Company's production.

                           SEAGULL ENERGY CORPORATION



         Offshore Leasing. Offshore operations the Company conducts are on federal oil and gas leases. Seagull must comply with regulatory restrictions from numerous agencies, including the U.S. Minerals Management Service ("MMS"), U.S. Bureau of Land Management, U.S. Coast Guard and U.S. Environmental Protection Agency. For offshore operations, the Company must obtain regulatory approval for exploration plans and development and production plans prior to the commencement of such operations. These agencies have stringent engineering and construction specifications, safety-related regulations concerning the design and operating procedures for offshore production platforms and pipelines, regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization, regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities and other rules and regulations governing many phases of offshore exploration and production. To cover the various obligations of lessees, governmental agencies generally require substantial bonds or other acceptable assurances that such obligations will be met.

         The restructuring of oil and gas markets has resulted in a shifting of markets downstream from the wells. Deregulation has altered the marketplace such that lessors, including the MMS, are challenging the methods of valuation of production for royalty purposes. In addition, the MMS is conducting an inquiry into certain contract settlement agreements from which producers on MMS leases have received settlement proceeds that are royalty bearing and the extent to which producers have paid the appropriate royalties on those proceeds.

COMPETITION

         The Company's competitors in oil and gas exploration, development and production include major oil companies, as well as numerous independent oil and gas companies, individuals and drilling programs. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. The Company's success in discovering reserves will depend on its ability to select suitable prospects for future exploration in today's competitive environment.

INTERNATIONAL OPERATIONS

         Seagull's interests in countries outside the United States are subject to the various risks inherent in foreign operations. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including: - the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs; - taxation policies, including royalty and tax increases and retroactive tax claims; and exchange controls and currency fluctuations. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company's international operations may also be adversely affected by laws and policies of the United States affecting

                           SEAGULL ENERGY CORPORATION

foreign trade, taxation and investment. The Company seeks to manage these risks by among other things, concentrating its international exploration efforts in areas where the Company believes that the existing government is stable and favorably disposed towards United States exploration and production companies.

         If a country claims superior rights to oil and gas leases or concessions granted to the Company by another country, the Company's interests could be lost or decreased in value. Certain regions of Africa and other regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect the Company's interests.

                      ALASKA TRANSMISSION AND DISTRIBUTION

         The Company operates in Alaska as a single business unit, ENSTAR Alaska, which is regulated by the Alaska Public Utilities Commission. ENSTAR Alaska engages in the intrastate transmission of natural gas in South-Central Alaska and the distribution of natural gas in Anchorage and other nearby communities in Alaska. Revenues from ENSTAR Alaska accounted for 22%, 17% and 19% of the Company's consolidated revenues for 1998, 1997 and 1996, respectively.

GAS TRANSMISSION SYSTEM

         ENSTAR Alaska owns and operates the only natural gas transmission lines in its service area that are operated for utility purposes. The pipeline transmission system is composed of approximately 277 miles of 12 to 20-inch diameter pipeline and approximately 74 miles of smaller diameter pipeline. The system's present design delivery capacity is approximately 410 MMcf/d. The average throughput of the system in 1998, 1997 and 1996 was 120, 124 and 131 MMcf/d, respectively.

GAS DISTRIBUTION SYSTEM

         ENSTAR Alaska distributes natural gas through approximately 2,175 miles of gas mains to approximately 99,800 residential, commercial, industrial and electric power generation customers in Anchorage, Alaska and other nearby cities. During the year ended December 31, 1998, ENSTAR Alaska added approximately 67 miles of new gas distribution mains and added approximately 3,000 net customers. ENSTAR Alaska anticipates relatively modest growth in its residential customer base and will install additional main and service lines to accommodate this growth.

                           SEAGULL ENERGY CORPORATION



         ENSTAR Alaska distributes gas to its customers under tariffs and contracts which provide for varying delivery priorities. ENSTAR Alaska's business is seasonal with approximately 65-70% of its revenues earned in the first and fourth quarters of each year.

         In 1998, purchase/resale volumes represented 52% of ENSTAR Alaska's throughput and 76% of ENSTAR Alaska's operating margin. The remaining volumes are transported for power, industrial and large commercial customers for a transportation fee under tariffs approved by the APUC.

GAS SUPPLY

         ENSTAR Alaska has an APUC-approved gas purchase contract (the "Marathon Contract") with Marathon Oil Company ("Marathon") that is a "requirements" contract with no specified daily deliverability or annual take-or-pay quantities. ENSTAR Alaska has agreed to purchase and Marathon has agreed to deliver all of ENSTAR Alaska's gas requirements in excess of those provided for in other presently existing gas supply contracts, subject to certain exceptions, until the commitment has been exhausted and without limit as to time; however, Marathon's delivery obligations are subject to certain specified annual limitations after 2001. The contract has a base price, subject to annual adjustment based on changes in the price of certain traded oil futures contracts, of $1.55 per Mcf plus reimbursements for any severance taxes and other charges. During 1998, the cost of gas purchased under the Marathon Contract averaged $1.81 per Mcf, including reimbursements for severance taxes.

         ENSTAR Alaska also has an APUC-approved gas purchase contract with the Municipality of Anchorage, Chevron U.S.A., Inc. and ARCO Alaska, Inc. (the "Beluga Contract") which provides for the delivery of up to approximately 220 Bcf of gas through the year 2009. The pricing mechanism in the Beluga Contract is similar to that contained in the Marathon Contract. The 1998 price under the Beluga Contract, after application of contractual adjustments, averaged $1.80 per Mcf, including reimbursements for severance taxes.

         Based on gas purchases during the twelve months ended December 31, 1998, which are not necessarily indicative of the volume of future purchases, gas reserves committed to ENSTAR Alaska under the Marathon and Beluga Contracts are sufficient to supply all of ENSTAR Alaska's expected gas supply requirements through the year 2001. After that time supplies will still be available under the Marathon and Beluga contracts in accordance with their terms, but at least a portion of ENSTAR Alaska's requirements are expected to be satisfied outside the terms of these contracts, as currently in effect.

         Currently, ENSTAR Alaska's supply source, primarily through the Marathon and Beluga Contracts, is confined to the Cook Inlet area with no direct access to other natural gas pipelines. During 1997, two of the Cook Inlet area's major suppliers filed for regulatory approval to export certain quantities of gas to overseas liquefied natural gas markets. ENSTAR Alaska has filed as an intervenor in these proceedings and is actively working with regulatory authorities to insure that the supply needs of its customers are met.

                           SEAGULL ENERGY CORPORATION



         ENSTAR Alaska's average cost of gas sold in 1998, 1997 and 1996 was $1.84, $1.89 and $1.59 per Mcf, respectively. ENSTAR Alaska's average gas sales price in 1998, 1997 and 1996 was $3.63, $3.65 and $3.29 per Mcf, respectively.

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

                           SEAGULL ENERGY CORPORATION



REGULATION

         The APUC has jurisdiction as to rates and charges for gas sales, construction of new facilities, extensions and abandonments of service and certain other matters. Rates are generally designed to permit the recovery of the cost of providing service, including purchased gas costs, and a return on investment in plant.

         As a result of a proceeding filed in 1984, which was concluded in May 1986, the APUC granted ENSTAR Alaska an aggregate rate increase of 20.27% and authorized a regulatory rate of return on common equity of 15.65%. Except as described below in connection with the pending merger with OEI, ENSTAR Alaska has no significant regulatory issues pending before the APUC. Since its inception in 1961, ENSTAR Alaska has participated in only three formal rate proceedings.

         Through its wholly-owned subsidiary, Alaska Pipeline Company ("APC"), and its ENSTAR Natural Gas Division ("ENSTAR"), Seagull owns and operates "ENSTAR Alaska". APC and ENSTAR each holds a certificate of public convenience and necessity issued by the APUC, which regulates their activities. On December 14, 1998, Seagull applied to the APUC for approval of Seagull's merger with OEI, which will require a change in ENSTAR's certificate to reflect the name change from Seagull Energy Corporation to Ocean Energy, Inc. The merger may also be deemed by the APUC to involve a change in control of both APC and ENSTAR, which requires further APUC approval. Public notice of the application has been given by the APUC for 30 days to permit public comment. The APUC staff will analyze the application and make a report to the commissioners of the APUC with its recommendation. If the APUC staff recommends approval and no third party objects to the application, approval is expected in February 1999. The Company does not believe that this approval will result in any rate decreases or other impact on the business of ENSTAR Alaska.


                                    CORPORATE

REGULATION

         The Company is a "public utility company" within the meaning of the Public Utility Holding Company Act of 1935, as amended (the "1935 Act"). Accordingly, if any "company" (as defined for purposes of the 1935 Act and therefore including so-called "organized groups") becomes the owner of 10% or more of the Company's outstanding voting stock, that company would be required to register as a "holding company" under the 1935 Act, in the absence of an exemption of the type described below. Section 9(a)(2) also requires a person (including both individuals and "companies") to obtain prior approval from the Securities and Exchange Commission (the "SEC") in connection with the acquisition of 5% or more of the outstanding voting stock of a public utility if that person is also the owner of 5% or more of the outstanding voting stock of another public utility. Based upon publicly available filings with the SEC, the

                           SEAGULL ENERGY CORPORATION



Company does not believe that any person owns 10% or more of Seagull's outstanding common stock.


                              ENVIRONMENTAL MATTERS

         Seagull's operations are subject to federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, restrict the rate of oil and gas production and impose substantial liabilities for pollution resulting from the Company's operations. State laws often require some form of remedial action to prevent pollution from former operations, such as pit closure and plugging abandoned wells. In addition, these laws and regulations may impose substantial liabilities and penalties for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

         The Company has established policies and procedures for continuing compliance with environmental laws and regulations; however the Company does not believe costs relating to these laws and regulations have had a material adverse effect on the Company's operations or financial condition in the past. As these laws and regulations are becoming more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance could increase the cost of operating offshore drilling equipment or significantly limit drilling activity.


                                    EMPLOYEES

         As of February 1, 1999, the Company had 814 full time employees. In addition to the services of its full time employees, the Company employs, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees.

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

                           SEAGULL ENERGY CORPORATION



through April 1, 2000. The Company is not a party to any other collective bargaining agreements. The Company has never had a work stoppage.

         The Company considers its relations with its employees to be satisfactory.


                        EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, each of whom has been elected to serve until his successor is elected and qualified, are as follows:

            Name                Age                    Present Position and Prior Business Experience
            ----                ---                    ----------------------------------------------

JAMES T. HACKETT...........      45    PRESIDENT AND CHIEF  EXECUTIVE  OFFICER  SINCE  SEPTEMBER  1998 AND CHAIRMAN OF
                                       THE BOARD FROM  JANUARY  1999;  President  of  Duke  Energy's  Energy  Services
                                       Division  from January 1996 to September  1998.  Prior  to joining Duke Energy, he  was  senior  vice  president  of  NGC  Corporation  (formerly  Natural  Gas
                                       Clearinghouse)  and  president  of NGC's  gathering,  processing  and   liquids
                                       marketing  division.  He  joined  Natural  Gas  Clearinghouse  as  senior  vice president and partner in 1990 and  became  executive  vice  president,  partner and a  member  of the  management  committee  in 1993.  Previously,  he held  a number of senior  positions at  Meridian  Oil  Incorporated,  a  subsidiary  of
                                       Burlington  Resources  Incorporated,  and  Texas Gas Resources  Corporation,  a
                                       subsidiary of CSX Corporation.

WILLIAM L. TRANSIER........      44    EXECUTIVE VICE PRESIDENT AND CHIEF  FINANCIAL  OFFICER  SINCE  SEPTEMBER  1998;
                                       Senior Vice President and Chief  Financial  Officer from  May 1996 to September
                                       1998;  For the  previous 20 years,  he held a variety of  positions at KPMG LLP and was promoted to partner in July 1986.

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

SCOTT A. GRIFFITHS.........      45    SENIOR VICE  PRESIDENT OF DOMESTIC  EXPLORATION  SINCE  SEPTEMBER  1998;   Vice
                                       President of Domestic Exploration from October 1996 to May 1997; Vice President of Exploration of Global from 1992 to October 1996;  Exploration  Geologist for
                                       Global from October 1984 to 1992.

CARL B. KING...............      56    SENIOR VICE PRESIDENT AND GENERAL  COUNSEL SINCE  FEBRUARY  1998;  Senior  Vice
                                       President and General  Counsel of PanEnergy  Corp from 1991 to  February  1998;
                                       For the  previous 16 years,  he served in a variety of  positions  with  Cooper
                                       Industries/Cameron Iron Works.



                           SEAGULL ENERGY CORPORATION



            Name                Age                    Present Position and Prior Business Experience
            ----                ---                    ----------------------------------------------


JOHN D. SCHILLER, JR.......      39    SENIOR VICE PRESIDENT,  OPERATIONS SINCE SEPTEMBER 1998;  Production  Manger -
                                       Gulf Coast Division of Burlington  Resources from October 1997 to August 1998;
                                       Engineering  Manager - Offshore  Division of Burlington  Resources  from April
                                       1994 to September  1997;  Acquisition  Manager of  Burlington  Resources  from
                                       November 1992 to March 1994.

RICHARD F. BARNES..........      55    PRESIDENT OF ENSTAR ALASKA SINCE SEPTEMBER 1987.

MATTHIAS BEIER.............      46    VICE  PRESIDENT  AND CHIEF  INFORMATION  OFFICER  SINCE APRIL 1998;  Mr. Beier
                                       joined Seagull from El Paso Energy Corp.  where he had served since 1987, most recently as Director,  Computer  Services and  Infrastructure.  Earlier in his
                                       career at El Paso Energy he was Manager, Information Systems.

JOHN H. CAMPBELL, JR.......      41    VICE  PRESIDENT AND CHIEF  ENGINEER  SINCE OCTOBER 1998;  Regional  Engineer -
                                       Offshore Division from 1994 to 1998 with Burlington Resources; New Ventures
                                       Engineer from 1993 to 1994 with Burlington Resources.

GORDON L. MCCONNELL........      52    VICE  PRESIDENT  AND  CONTROLLER   SINCE  NOVEMBER  1996;   Vice  President  -
                                       Accounting of Global from January 1996 to November 1996;  Controller of Global from July  1993 to  January  1996;  Controller  of GNRC  since  October  1991;
                                       Assistant Controller of GNRC from July 1991 to October 1991.

H. ALAN PAYNE..............      57    VICE PRESIDENT,  INVESTOR  RELATIONS SINCE NOVEMBER 1996;  Director,  Investor
                                       Relations from December 1984 to November 1996.

JACK M. ROBERTSON..........      55    VICE  PRESIDENT,   HUMAN  RESOURCES  SINCE  NOVEMBER  1996;  Director,   Human
                                       Resources from November 1990 to November 1996.

STEPHEN A. THORINGTON......      43    VICE  PRESIDENT,  FINANCE AND TREASURER SINCE MAY 1996;  Managing  Director of
                                       Chase Securities Inc. from April 1994 to May 1996;  Managing  Director for The
                                       Chase Manhattan Bank, N.A. from June 1991 through April 1994.

M. LEE VAN WINKLE..........      46    VICE  PRESIDENT,  CORPORATE  PLANNING SINCE  NOVEMBER  1996;  Vice President -
                                       Corporate  Planning of Global from July 1993 to November 1996;  Vice President
                                       - Corporate  Planning of GNRC since August 1992;  Corporate Manager - Planning and Budget for Adobe  Resources  Corporation for more than five years prior to
                                       August 1992.

CARL E. VOLKE..............      55    VICE PRESIDENT,  ADMINISTRATION SINCE NOVEMBER 1996; Director,  Administration
                                       from November 1986 to November 1996.


                            CERTAIN OIL AND GAS TERMS

         The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this document. Unless otherwise indicated in this document, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit.

                           SEAGULL ENERGY CORPORATION



o        "Bbl" means a barrel of 42 U.S. gallons of oil.

o        "Bcf" means billion cubic feet of natural gas.

o "BOE" means barrels of oil equivalent, which is determined using the ratio of six Mcf of natural gas to one Bbl of oil.

o        "BOEPD" means barrels of oil equivalent per day.

o "Btu" or "British Thermal Unit" means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

o        "MBbl" means thousands of barrels of oil.

o        "MBOE" means a thousand barrels of oil equivalent.

o        "Mcf" means thousand cubic feet of natural gas.

o "Mcfe" means a thousand cubic feet equivalent, which is determined using the ratio of one barrel of oil to six Mcf of natural gas.

o        "MMbbl" means millions of barrels of oil.

o        "MMBOE" means million barrels of oil equivalent.

o        "MMBtu" means one million British Thermal Units.

o        "MMcf" means million cubic feet of natural gas.

o "Net" acres, production or wells refers to the total acres, production or wells in which the Company has a working interest, multiplied by the percentage working interest owned by the Company.


ITEM 2. PROPERTIES

         Incorporated herein by reference to Item 1 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

         Incorporated herein by reference to Note 16 of the Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                           SEAGULL ENERGY CORPORATION

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         A. The Company's Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the ticker symbol "SGO." The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years were as follows:

                                                1998                                          1997
                               ---------------------------------------       ---------------------------------------
                                     HIGH                  LOW                     High                  Low
                               -----------------     -----------------       -----------------     -----------------
First Quarter.............          $20.94                $15.44                  $24.13                $17.88
Second Quarter............           19.44                 13.94                   19.25                 15.75
Third Quarter.............           17.69                  7.63                   25.88                 17.75
Fourth Quarter............           12.44                  5.69                   27.63                 19.06

         B. As of February 9, 1999, there were approximately 3,972 holders of record of Common Stock.

         C. Seagull has not declared any cash dividends on its Common Stock since it became a public entity in 1981. The decision to pay Common Stock dividends in the future will depend upon the Company's earnings and financial condition and such other factors as the Company's Board of Directors deems relevant. The Company's revolving credit agreement (the "Revolving Credit Facility") restricts the Company's declaration or payment of dividends on and repurchases of Common Stock unless each of the following tests has been met: (i) the Company's Total Debt/Capitalization Ratio cannot be more than 60% and (ii) no Default or Event of Default shall have occurred and be continuing. The capitalized terms used herein to describe the restrictions contained in the Revolving Credit Facility have the meanings assigned to them in the Revolving Credit Facility. Under the most restrictive of these tests, as of December 31, 1998, approximately $130 million was available for payment of dividends or repurchase of Common Stock. In addition, certain debt instruments of ENSTAR Alaska restrict the ability of ENSTAR Alaska to transfer funds to the Company in the form of cash dividends, loans or advances. For a description of such restrictions, reference is made to Note 8 of the Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION


ITEM 6.  SELECTED FINANCIAL DATA


                          SELECTED FINANCIAL DATA (1)
                  (Amounts in Thousands Except Per Share Data)

                                                                 Year Ended December 31,
                                     ---------------------------------------------------------------------------------
                                         1998             1997            1996             1995             1994
                                     -------------    -------------   --------------   --------------   --------------
Revenues ............................  $   426,171      $   549,367     $   517,211     $   406,280      $   467,579
Net income (loss)(2) ................      (96,696)          49,130          28,961          (1,738)          (4,405)
Earnings (loss) per share(2):
   Basic ............................        (1.53)            0.78            0.46           (0.03)           (0.07)
   Diluted ..........................        (1.53)            0.77            0.46           (0.03)           (0.07)
Net cash provided by operating
  activities before changes in
  operating assets and liabilities...      147,184          249,587         220,543         124,822          182,413
Net cash provided by operating
  activities ........................      148,718          262,749         258,439         117,727          207,339
Total assets ........................    1,416,090        1,411,066       1,515,063       1,359,125        1,454,050
Long-term debt ......................      582,675          469,017         573,455         557,107          622,080
Shareholders' equity ................      555,091          647,204         597,730         562,621          557,646
Capital expenditures ................      275,297          275,608         213,462         144,101          202,553
Acquisitions, net of cash acquired ..      129,276           17,665         104,420              --          193,859
Standardized measure of
  discounted future net  cash
  flows before income taxes .........      776,180        1,219,363       2,137,870       1,103,962          865,047

(1) Includes Seagull Energy Canada Ltd. from January 4, 1994 through October 6, 1997.


(2) 1998 includes a non-cash pre-tax charge for the impairment of long-lived assets of $78 million, a one-time pre-tax charge for compensation expenses of $6 million and an extraordinary loss of $1 million or $ 0.02 per basic and diluted share. 1995 includes a non-cash pre-tax charge for the impairment of long-lived assets of $49 million.

                           SEAGULL ENERGY CORPORATION


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in an understanding of the financial position and results of operations of Seagull for each of the periods indicated. The accompanying Consolidated Financial Statements contain detailed information that should be referred to in conjunction with the following discussion.

                            CONSOLIDATED HIGHLIGHTS
                            (Amounts in Thousands)

                                                                        Year Ended December 31,
                                                              --------------------------------------------
                                                                  1998           1997           1996
                                                              -------------  -------------  --------------
Revenues:
   Oil and gas operations .................................     $ 332,579      $ 453,648      $ 419,595
   Alaska transmission and distribution ...................        93,592         95,719         97,616
                                                                ---------      ---------      ---------
                                                                $ 426,171      $ 549,367      $ 517,211
                                                                =========      =========      =========
Operating profit (loss):
   Oil and gas operations .................................     $ (99,544)     $ 106,983      $  97,192
   Alaska transmission and distribution ...................        23,143         22,588         25,781
   Corporate ..............................................       (21,803)       (19,095)       (19,530)
                                                                ---------      ---------      ---------
                                                                $ (98,204)     $ 110,476      $ 103,443
                                                                =========      =========      =========
Net income (loss) .........................................     $ (96,696)     $  49,130      $  28,961

Net cash provided by operating activities before changes in
   operating assets and liabilities .......................     $ 147,184      $ 249,587      $ 220,543
Net cash provided by operating activities .................     $ 148,718      $ 262,749      $ 258,439

         During 1998, the oil prices realized by Seagull dropped 37%, from 1997's $17.34 per barrel to $10.93 per barrel. These low oil prices in 1998 represent the lowest oil prices received in a number of years and were a major contributing factor to the $46 million, or 35%, decrease in oil revenues from 1997 to $85 million for the year ended December 31, 1998. Additionally, domestic natural gas prices decreased 12% from $2.29 per Mcf in 1997 to $2.04 per Mcf for 1998. This gas price decrease and a 6% decrease in domestic gas production combined to create a $46 million decrease in domestic natural gas revenues.

         These decreases in oil and gas prices in combination with other key factors led to significant decreases in revenues, operating profit, net income and net cash provided by operating activities as compared to 1997. The other key items affecting 1998 results include the following:

o Seagull recorded noncash charges of $78 million in the third quarter of 1998 related to the impairment of the Company's oil and gas assets and nonstrategic pipeline assets;

                           SEAGULL ENERGY CORPORATION


o Oil and gas reserves decreased from 217 MMBOE to 204 MMBOE at December 31, 1997 and 1998, respectively;

o Substantial increases in exploration charges for 1998 versus 1997 due to increases in dry hole expenses and leasehold impairments;

o   The sale of the Company's Canadian oil and gas operations in October 1997;

o One-time compensation costs of approximately $6 million associated with the retirement of Barry J. Galt and the appointment of James T. Hackett as the Company's Chief Executive Officer; and

o Income tax benefit of 29% of the loss before taxes for 1998, reflecting primarily the tax benefits of the impairment of long-lived assets and one-time compensation matters, versus 1997's tax expense of 43% of earnings before taxes.

         During 1997, as a result of the addition of Seagull's Egyptian properties and an increase in domestic gas prices, Seagull's net income improved by $20 million to $49 million in 1997 versus 1996 and cash flow provided by operating activities before changes in operating assets and liabilities improved $29 million to $250 million for 1997. The increase in net income and cash flow was concentrated in the O&G segment.

                             OIL AND GAS OPERATIONS
                             (Amounts in Thousands)

                                                     Year Ended December 31,
                                           ------------------------------------------
                                               1998          1997           1996
                                           ------------  -------------  -------------
Revenues:
     Natural gas .........................   $ 225,055      $ 298,223     $ 298,235
     Oil and NGL .........................      84,866        131,096        90,779
     Pipeline and marketing ..............      22,658         24,329        30,581
                                             ---------      ---------     ---------
                                               332,579        453,648       419,595
                                             ---------      ---------     ---------

Production expenses ......................     110,426        115,713       102,158
Pipeline and marketing expenses ..........      27,178         28,670        24,091
Exploration charges ......................      59,787         42,085        50,772
Depreciation, depletion and amortization..     156,905        160,197       145,382
Impairment of long-lived assets ..........      77,827             --            --
                                             ---------      ---------     ---------
Operating profit (loss) ..................   $ (99,544)     $ 106,983     $  97,192
                                             =========      =========     =========

         Exploration and Production Revenue -- The decline in commodity prices was the significant factor in the 27% decrease in revenues for the O&G segment to $333 million for 1998. The 12% gas price decrease and a 6% decrease in domestic gas production combined to create a $46 million decrease in domestic natural gas revenues. While the declining oil prices mentioned previously were the primary factor for the decrease in oil revenues, this was slightly offset by a 13% increase in oil and NGL production in the U.S. and Egypt combined as Seagull

                           SEAGULL ENERGY CORPORATION


realized additional contributions from several new domestic wells and three Egyptian concessions - Qarun, where additional facilities became operational during mid-1997; East Beni Suef, where production began in mid-1998; and West Abu Gharadig, which was purchased in late 1997.

         In 1997, the O&G segment showed a $34 million increase in revenues to $454 million and a $10 million increase in operating profit to $107 million. This 8% increase in O&G revenues was principally due to stronger natural gas prices in nearly all areas of the Company's production operations and increases in international oil and gas production, excluding Canada which was sold in October 1997. The effect of stronger gas prices and international liquids production was partially offset by a decline in oil prices in all areas other than Tatarstan, particularly Egypt where the price decreased 15% from 1996 to 1997, and a decrease in pipeline and marketing revenues.

         In October 1997, the Company sold its Canadian oil and gas operations, which had revenues of approximately $26 million and $34 million and income
(loss) before income taxes of approximately $6 million and $(5) million for the years ended December 31, 1997 and 1996, respectively.

         Pipeline and Marketing -- Pipeline and marketing revenues declined $1.7 million for the year ended 1998 as compared to 1997 due primarily to lower revenues related to the Company's gas gathering and processing facilities caused by the lower natural gas prices in 1998 as compared to 1997. This decrease in revenues was partially offset by an increase in marketing revenues due to higher margins realized and by a decrease in the related cost of gas, resulting in a constant operating margin from 1997 to 1998.

         Pipeline and marketing revenues declined from $31 million in 1996 to $24 million in 1997 with the absence of the higher margins created from the high volatility in the natural gas markets during early 1996, partially offset by an increase in revenues related to the Company's gas gathering and processing facilities. This increase in gas gathering and processing revenues was substantially offset by an increase in the related cost of gas.

         A decision to dispose of the pipeline assets was made in September 1998. At that time, the Company also announced its intentions to exit its third-party marketing business and to explore alternatives for marketing its equity production, including outsourcing. Subsequent to year-end, Seagull entered into an agreement with a third-party to buy substantially all of the Company's domestic production. With the elimination of the pipeline and marketing function, Seagull was able to reduce staff by approximately 25 employees and effectively closed all derivative financial positions prior to December 31, 1998.

         Income and costs related to the Company's commodity hedging activities were recognized in oil and gas revenues when the commodities were produced. The Company recorded $1 million, $10 million, and $9 million for 1998, 1997 and 1996, respectively, in costs

                           SEAGULL ENERGY CORPORATION


related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $1 million, $3 million and $4 million in 1998, 1997 and 1996, respectively. The Company also recorded hedging costs related to third-party marketing activities of $5 million in costs, $3 million in costs and $0.5 million in income for 1998, 1997 and 1996, respectively.

                                                 PRODUCTION AND UNIT PRICE BY AREA

                                         Net Daily Production                              Unit Price
                               -----------------------------------------    -----------------------------------------
                                       Year Ended December 31,                      Year Ended December 31,
                               -----------------------------------------    -----------------------------------------
                                  1998           1997           1996           1998            1997          1996
                               -----------     ----------    -----------    -----------     -----------    ----------
Gas Sales(*):
     Domestic ..............        285             303           318         $ 2.05           $ 2.34         $ 2.17
     Canada (sold in 1997) .         --              37            58             --             1.63           1.32
     Cote d'Ivoire .........          9               6             4           1.59             1.93           1.77
     Indonesia and other ...          8              11            12           2.23             3.18           3.36
                                 ------          ------        ------         ------           ------         ------
                                    302             357           392         $ 2.04           $ 2.29         $ 2.08
                                 ======          ======        ======         ======           ======         ======
Oil and NGL Sales(*):
      Domestic .............      5,025           4,830         4,264         $11.41           $17.60         $19.03
      Canada
       (sold in 1997).......         --             665           985             --            16.46          16.77
      Egypt ................     10,965           9,268         3,565          11.92            18.26          21.56
      Cote d'Ivoire ........        986           1,653         1,395          10.51            19.34          20.04
      Tatarstan ............      4,099           4,143         3,053           7.67            14.26          13.98
      Indonesia and other ..        196             152           147          13.38            19.31          19.58
                                 ------          ------        ------         ------           ------         ------
                                 21,271          20,711        13,409         $10.93           $17.34         $18.50
                                 ======          ======        ======         ======           ======         ======

(*) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.

         Production Expenses -- Production expenses for 1998 decreased $5 million from 1997's $116 million, primarily due to the sale of the Company's Canadian operations in October 1997, partially offset by increases in production expenses in Egypt. Production expenses increased to $4.22 per BOE for 1998 from $3.95 per BOE for 1997.

         Production expenses for 1997 increased approximately $14 million over 1996, primarily due to the increased production associated with the Company's Egyptian operations and increased domestic operating expenses. This increase in production expenses associated with the Company's domestic operations was the primary reason for the $0.40 per BOE increase in production expense per equivalent unit of production to $3.95 per BOE for 1997 over 1996. Increased production taxes as natural gas prices increased, a change in the mix of producing properties and an increase in transportation expenses were the major contributing factors to the increase in domestic operating expenses during 1997.

         Exploration Charges -- In comparison to 1997, exploration charges for 1998 were approximately $18 million higher for the year primarily due to increases in dry hole expense and

                           SEAGULL ENERGY CORPORATION


impairment of leaseholds, both domestically and on certain of the Company's Egyptian concessions.

         Exploration charges declined $8.7 million for the year ended 1997 as compared to 1996 due to decreases in dry hole costs, domestically and in Canada, and in G&G expense, primarily in Cote d'Ivoire.

         Depreciation, Depletion and Amortization -- The decrease in depreciation, depletion and amortization ("DD&A") expense to $157 million for 1998 from $160 million for the prior year is primarily due to the decrease in domestic gas production and the sale of the Company's Canadian operations, partially offset by increased oil production in Egypt and an increase in the DD&A expense per equivalent unit of production related to the Company's Egyptian operations. The downward revision of reserves in the Egyptian concessions previously discussed and the sale of Canadian properties, which had an average DD&A expense of less than $3.00 per BOE, combined to increase DD&A expense per equivalent unit of production for oil and gas producing activities to $5.93 per BOE from $5.42 per BOE for 1998 and 1997, respectively.

         DD&A expense per equivalent unit of production increased to $5.42 per BOE in 1997 from $4.98 per BOE in 1996 and combined with the increase in Egyptian production to produce a 10% increase in DD&A expense for the O&G segment. A change in the mix of the properties being produced internationally was the primary factor for the increase, partially offset by a decrease in DD&A expense related to Canadian oil and gas properties.

         Noncash Impairments -- During the third quarter of 1998, the Company recorded noncash impairment charges of $74 million related to its oil and gas assets located in Egypt. The impairments of the oil and gas assets were primarily a result of disappointing well performance, much lower oil and natural gas prices and a lack of any perceived significant near-term improvement in oil prices that led to a reduction in reserves at Seagull's East Zeit, South Hurghada and East Beni Suef concessions.

         The oil and gas impairment tests were based upon estimates of future cash flows using an initial crude oil price of approximately $11 per barrel, escalated by quoted forward market prices when available and moderate escalation thereafter. There are no future cash flows from gas, as there is no gas production from these assets. Future cash flows at September 30, 1998 were based upon the Company's estimate of proved reserves. No probable and possible reserves were taken into consideration in this particular circumstance because they were not justified by economic conditions, actual or planned drilling.

         During this quarter, the Company also decided to dispose of nonstrategic pipeline assets, which resulted in an additional noncash impairment of $4 million related to those assets. The impairment reflected the difference between the recorded book value of the pipeline assets and the net realizable value expected to be received upon disposal of the assets.

                           SEAGULL ENERGY CORPORATION


CAPITAL SPENDING AND OIL AND GAS RESERVES

          OIL AND GAS OPERATIONS CAPITAL EXPENDITURES AND ACQUISITIONS
                             (Amounts in Thousands)

                                                     Year Ended December 31,
                                           ------------------------------------------
                                               1998          1997           1996
                                           ------------  -------------  -------------
Capital Expenditures:
   Lease acquisitions ................       $ 40,718      $ 23,141       $ 12,986
   Exploration .......................         83,526        95,681         77,774
   Development .......................        132,331       137,806        108,763
                                             --------      --------       --------
                                              256,575       256,628        199,523
   Other oil and gas operations ......            788           885            228
                                             --------      --------       --------
   Total oil and gas operations ......       $257,363      $257,513       $199,751
                                             ========      ========       ========

Acquisitions of oil and gas properties       $126,895      $ 17,665       $ 90,867
                                             ========      ========       ========

         Capital expenditures in 1998, excluding acquisitions, remained unchanged from 1997. The absence of the Company's Canadian operations, which had expenditures of $13 million in 1997, and a decline in Egyptian capital expenditures were offset by increased expenditures related to the Company's domestic operations. Spending outside North America in 1998 totaled $87 million, of which $28 million was for exploration, $48 million for exploitation and $11 million for leasehold acquisitions. Seagull participated in the drilling of 38 exploratory wells during 1998, of which 12 were successful. Another 10 exploratory wells were in progress at year-end. Of the successes, seven were in the U.S., four in Egypt and one in Cote d'Ivoire.

         O&G capital expenditures increased to $257 million in 1997, up 29% from $200 million in 1996. Spending outside North America totaled $103 million, of which $43 million was for exploration and $60 million for exploitation.

         On June 1, 1998, the Company completed the purchase of the stock of BRG Petroleum, Inc. and its related partnership interests for $103 million in cash, net of cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The assets acquired include proved oil and gas reserves of 102 Bcfe. BRG operated approximately 70 percent of its 600 oil and gas wells located in approximately 140 fields. At year-end 1998, daily production from these acquired properties averaged approximately 20 MMcf of gas and 450 barrels of oil and natural gas liquids. The most significant of these assets are concentrated in East Texas, primarily in Freestone, Upshur, Rusk and Nacogdoches counties.

         During the fourth quarter of 1998, Seagull sold some of its less strategic E&P properties and various nonstrategic pipeline assets. The sale of these assets, and the additional pipeline asset sales expected to occur in early 1999, were steps taken to reduce debt and focus the Company's attention on assets within core areas. Prior to the sales, daily production from the E&P properties sold averaged approximately 18 MMcf of gas and 480 barrels of oil and natural gas liquids. The total reserves sold associated with these

                           SEAGULL ENERGY CORPORATION


properties was approximately 12 MMBOE. The pipeline assets contributed $3 million, $5 million and $4 million in revenues for the years ended December 31, 1998, 1997 and 1996, respectively, but did not have a material effect on operating profit for any of these periods.

         Through drilling and proved property acquisitions, the Company replaced 90% of its production during 1998, including downward revisions of 11 MMBOE, at a cost of $16.32 per BOE and 158% of its production over the five-year period ended December 31, 1998 at a cost of $6.86 per BOE. Seagull's proved oil and gas reserves decreased from 217 MMBOE at year-end 1997 to 204 MMBOE at December 31, 1998, because of reserve declines due to lower commodity prices, disappointing well performance in certain Egyptian concessions and the nonstrategic property sales, partially offset by the 17 MMBOE purchased from BRG Petroleum.

         The standardized measure of discounted future net cash flows before taxes for Seagull's proved oil and gas reserves, calculated based on Securities and Exchange Commission criteria, decreased to $776 million at December 31, 1998 compared with $1.2 billion at the end of 1997. This decrease was primarily the result of significantly lower year-end commodity prices at December 31, 1998 compared to December 31, 1997. Year-end calculations were made using an average price of $9.06 and $15.41 per Bbl for oil, condensate and NGL and $2.03 and $2.42 per Mcf for gas for 1998 and 1997, respectively. The Company's average realized prices for the year ended December 31, 1998 were $10.93 per Bbl for oil, condensate and NGL and $2.04 per Mcf for gas. The Company's average realized prices for the month ended January 31, 1999 were $9.63 per Bbl for oil, condensate and NGL and $1.79 per Mcf for gas. Because the disclosure requirements for discounted future net cash flows are standardized by the SEC, significant changes can occur in these estimates based upon oil and gas prices in effect at year-end. The above estimates should not be viewed as an estimate of fair market value. See Note 17 to Consolidated Financial Statements.

OUTLOOK

         As the O&G segment represents the majority of the Company's operations, continued depressed commodity prices will have a significant negative impact on the Company's total operating results. Oil prices in particular have reached multi-year lows in some markets in recent months and gas prices for the current winter season have been lower than in recent winters.

         Faced with continued depressed oil prices, if the OEI merger is completed, Seagull and New Ocean plan to spend significantly less on capital expenditures in 1999. Capital expenditures will focus on contractually obligated expenditures and drilling results that will yield immediate cash flow opportunities. With this decrease in capital expenditures, the Company may not be able to replace reserves or maintain production at current levels.

                           SEAGULL ENERGY CORPORATION


                      ALASKA TRANSMISSION AND DISTRIBUTION
                   (Amounts in Thousands Except Degree Days)

                                                     Year Ended December 31,
                                           ------------------------------------------
                                               1998          1997           1996
                                           ------------  -------------  -------------
Revenues ...............................       $93,592      $95,719        $97,616
Cost of gas sold .......................        41,232       43,684         42,600
                                               -------      -------        -------
Gross margin ...........................        52,360       52,035         55,016
Operations and maintenance expense .....        20,688       21,079         21,045
Depreciation, depletion and amortization         8,529        8,368          8,190
                                               -------      -------        -------
Operating profit .......................       $23,143      $22,588        $25,781
                                               =======      =======        =======
Operating Data:
   Degree days (*) .....................        10,026        9,727         10,975

(*) A measure of weather severity calculated by subtracting the mean temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

         Operating profit of the Alaska transmission and distribution segment of the Company is primarily a function of the weather in the Anchorage, Alaska area during the winter heating season. Cold weather equates to higher gas volumes delivered, resulting in increased profits. This relationship between operating profit and degree days held true in 1998 and 1997 as the percentage change in operating profit (2% increase in 1998 versus 1997 and 12% decrease in 1997 versus 1996) was approximately equal to the percentage change in degree days (3% increase in 1998 and 11% decrease in 1997).

OUTLOOK

         Even though its activities may be somewhat different from the Company's other O&G-oriented activities, management expects ENSTAR Alaska's stable cash flows and activities to continue to contribute to Seagull's goals and financial stability.

         Future operating profit for this segment will be affected by weather, regulatory action and customer growth in ENSTAR Alaska's service area. The 1998 degree days were 3% under the previous 30-year average degree days. The Company expects customer growth to continue at a modest 2% to 3% rate. During the 1998 summer construction season, approximately 67 miles of new distribution pipelines were installed to connect some 3,000 new customers (a 3% increase in customers over 1997).

         ENSTAR Alaska purchases all of its natural gas under long-term contracts in which the price is indexed to changes in the price of crude oil futures contracts. However, because ENSTAR Alaska's sales prices are adjusted to include the projected cost of its natural gas, there has been and is expected to be little or no impact on margins derived from ENSTAR Alaska's gas sales as a result of fluctuations in commodity prices due to worldwide political events and changing market conditions.

                           SEAGULL ENERGY CORPORATION


         Currently, ENSTAR Alaska's supply source is confined to the Cook Inlet area. During 1997, two of the Cook Inlet area's major suppliers filed for regulatory approval to export certain quantities of gas to overseas liquified natural gas markets. ENSTAR Alaska has filed as an intervenor in these proceedings and is actively working with regulatory authorities to ensure that the future gas supply needs of its customers are met.

                                    OTHER

         General and administrative ("G&A") expense increased from $16 million to $18 million for 1998 primarily due to the $6 million in one-time compensation charges, partially offset by decreases in G&A expense from compensation plans that are tied directly to the market price of Seagull's common stock. The closing price of Seagull's common stock was $6.31 and $20.63 at December 31, 1998 and 1997, respectively.

         After excluding the effects of provisions for litigation ($4.5 million in 1997 for a proposed settlement and $3 million in 1996 covering several minor settlements), general and administrative expenses decreased from $14.4 million in 1996 to $11.6 million in 1997. This decrease in G&A expenses from 1996 to 1997 was primarily due to efficiencies realized as a result of the Global merger and a decline in expenses associated with compensation plans that are tied directly to the market price of Seagull's common stock. In November 1997, the Company, NorAm Gas Transmission Company and Arkansas Western Gas Company signed a settlement proposal regarding certain litigation. The final settlement was signed in 1998 and was substantially the same as the initial settlement proposal. The payments to NorAm and other parties settled complex litigation over contract terms, conditions and conduct for the period October 1, 1994 to the date of the settlement.

         Interest expense increased only slightly from $38.5 million for 1997 to $39.2 million for 1998. Despite the increase in outstanding long-term debt from $469 million at December 31, 1997 to $583 million at December 31, 1998, average debt outstanding, and therefore interest expense, was approximately the same for each of the years.

         Interest expense declined from $45 million in 1996 to $39 million for 1997 through utilization of the proceeds from the sale of the Company's Canadian operations in late 1997 to repay amounts outstanding under the Company's existing credit facilities. Interest cost capitalized as property, plant and equipment amounted to approximately $7 million, $7 million and $3 million in 1998, 1997 and 1996, respectively.

         The Company and Global Natural Resources, Inc. completed a merger in October 1996, which was accounted for as a pooling-of-interests. As a result of the merger, expenses of $10 million ($9 million after taxes) representing investment banking fees, legal, accounting and other expenses were recorded.

                           SEAGULL ENERGY CORPORATION


         Gain on sales of assets in 1997 is primarily comprised of pre-tax gains of approximately $12 million related to the sale of the Company's Canadian oil and gas operations.

         Seagull's tax expense changed from approximately 43% of earnings before taxes for the year ended December 31, 1997 to an approximate 29% benefit for 1998, reflecting primarily the tax benefits of the impairment of long-lived assets and one-time compensation matters.

         Seagull's effective tax rate for 1997 of 43% decreased from the effective tax rate of 47% for 1996 primarily due to an income tax benefit associated with the gain on the sale of the Company's Canadian operations.

OUTLOOK

         In the current low commodity price environment, Seagull has begun implementing cost cutting measures, such as the elimination of the pipeline and marketing function and an additional reduction of approximately 100 employees, approximately 11% of total employees, in January 1999. These personnel reductions are expected to generate an annual savings of approximately $14 million, excluding severance costs of $6 million.

         In addition, Seagull and OEI are developing plans to integrate their operations immediately after the merger to take full advantage of the benefits and synergies the merger will create. Seagull and OEI believe that New Ocean's organizational structure will allow for substantial overhead cost savings through the consolidation of duplicative corporate and field offices and staff.

                        LIQUIDITY AND CAPITAL RESOURCES

         Seagull's capital resources primarily consist of a revolving credit facility (the "Revolving Credit Facility") with a maximum commitment of $500 million, $350 million of senior, unsecured debt and money market facilities with three U.S. banks with a combined maximum commitment of $110 million. The major changes in these obligations are as follows:

o The repurchase of $50 million of senior debt in the third quarter of 1998, financed through additional borrowings under the Revolving Credit Facility;

o The purchase of the BRG properties for $103 million in the second quarter of 1998, financed through additional borrowings under the Revolving Credit Facility; and

o    The issuance of $150 million of senior notes, due 2027, in September 1997.

         At December 31, 1998, there was $175 million borrowed under the Revolving Credit Facility and $307 million of the unused commitment was immediately available. The Revolving Credit Facility contains certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the declaration or payment of dividends and the repurchase

                           SEAGULL ENERGY CORPORATION


or redemption of capital stock and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $130 million was available for payment of cash dividends on common stock or to repurchase common stock as of December 31, 1998.

         During the third quarter of 1998, the Company repurchased in open market transactions approximately $50 million in aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2005. These purchases were funded using borrowings under the Credit Facility. In connection with this repurchase, the Company recorded an after-tax extraordinary loss of $1 million, or $0.02 per basic and diluted share. At current interest rates under the Revolving Credit Facility, the Company expects to save approximately $1.6 million in annual interest expense by refinancing the $50 million of Senior Subordinated Notes under the Revolving Credit Facility.

         On June 1, 1998, the Company completed the purchase of the stock of BRG Petroleum, Inc. and its related partnership interests for $103 million in cash, excluding cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The Company funded this acquisition through its existing credit facility.

         On September 30, 1997, Seagull issued $150 million of senior notes (the "1997 Senior Notes") at a public offering price of 99.544% of face value. The 1997 Senior Notes have a coupon of 7 1/2% and mature September 15, 2027. The 1997 Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The net proceeds of approximately $146 million were used to repay existing debt and for general corporate purposes. The 1997 Senior Notes represent unsecured obligations of the Company and rank pari passu with all other unsecured, unsubordinated obligations of the Company.

         The Company has money market facilities with three U.S. banks with a combined maximum commitment of $110 million. These lines of credit bear interest at rates made available by the banks at their option and may be canceled at either Seagull's or the banks' option. There was $48 million outstanding under these money market facilities at December 31, 1998, included in accounts and notes payable.


                     CAPITAL EXPENDITURES AND ACQUISITIONS
                             (Amounts in Thousands)


                                                     Year Ended December 31,
                                           ------------------------------------------
                                               1998          1997           1996
                                           ------------  -------------  -------------
Capital Expenditures:
   Oil and gas operations .............       $257,363      $257,513       $199,751
   Alaska transmission and distribution          9,626         9,607          9,287
   Corporate ..........................          8,308         8,488          4,424
                                              --------      --------       --------
                                              $275,297      $275,608       $213,462
                                              ========      ========       ========

Acquisitions ..........................       $129,276      $ 17,665       $104,420
                                              ========      ========       ========

                           SEAGULL ENERGY CORPORATION


         Combined with the Company's long-term goal to grow its reserve base through its drilling efforts and complementary strategic acquisitions, a strong balance sheet is also a specific objective of management. In its present low commodity price environment, Seagull began a series of nonstrategic properties sales in late 1998. In 1997, Seagull also reduced its borrowings under existing bank facilities by $133 million with a portion of the proceeds from the sale of the Company's Canadian operations.

         During the fourth quarter of 1998, Seagull sold some of its less strategic E&P properties located away from its various core assets. During the third quarter of 1998, the Company also decided to liquidate its nonstrategic pipeline assets. As of December 31, 1998, approximately 25% of these pipeline assets had been sold. The E&P and pipeline sales generated approximately $53 million in net proceeds. Seagull is in final negotiations to sell the remaining 75% of the pipeline assets.

OUTLOOK

         After the merger with OEI, New Ocean will have higher levels of debt and interest expense than Seagull on a stand-alone basis. This increased debt level will require the use of a substantial portion of New Ocean's cash flow to pay interest and principal on New Ocean's debt. Within the low commodity price environment, New Ocean anticipates substantially reduced capital expenditures and expects to keep capital expenditures at a level below cash flow from operations.

         New Ocean will have higher levels of debt and interest expense than Seagull on a stand-alone basis. The following table compares debt and leverage for Seagull and New Ocean, based on December 31, 1998 information, giving pro forma effect to the merger in the case of New Ocean:


                                             Seagull             New Ocean
                                        ------------------   ------------------
Total Debt.........................       $590 million         $1,939 million
Debt/capitalization ratio..........                 52%                  67%

         The increase in total indebtedness and leverage of the combined company after the merger may have a negative impact on New Ocean's ability to realize the expected benefits of the merger, including a possible downgrade in the credit rating of the combined company. In this regard, Standard & Poor's has announced that, because of the higher leverage of the combined company and the current uncertain commodity price environment, upon completion of the merger, it will reduce Seagull's corporate credit and senior unsecured debt ratings from "BBB-" to "BB+," with a stable outlook.

                           SEAGULL ENERGY CORPORATION


FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this document, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for the future operations of Seagull or New Ocean are forward-looking statements.

         Although Seagull believes that such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include whether the merger with OEI is actually completed, information concerning cost savings from the merger, integration of the businesses of OEI and Seagull, general economic conditions and possible or assumed future results of operations of Seagull or New Ocean, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and management's strategies, plans and objectives as set forth herein.

         When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document could affect the future results of the energy industry in general, and Seagull and/or New Ocean after the merger in particular, and could cause those results to differ materially from those expressed in such forward-looking statements:

o   Risks incident to the drilling and operation of oil and gas wells;

o   Future production and development costs;

o   The effect of existing and future laws and regulatory actions;

o The political and economic climate in the foreign jurisdictions in which Seagull conducts oil and gas operations;

o The effect of changes in commodity prices, hedging activities and conditions in the capital markets;

o   A significant delay in the expected
    closing of the merger (or a failure to consummate the merger); and

o   Competition from others in the energy industry.

ENVIRONMENTAL

         To date, compliance with applicable environmental and safety regulations by the Company has not required any significant capital expenditures or materially affected its business or earnings. The Company believes it is in substantial compliance with environmental and safety regulations and foresees no material expenditures in the future; however, the Company is unable

                           SEAGULL ENERGY CORPORATION


to predict the impact that compliance with future regulations may have on capital expenditures, earnings and competitive position.

YEAR 2000

         Historically, most computer systems (including microprocessors embedded into field equipment and other machinery) utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to distinguish twenty-first century dates from twentieth century dates ("Year 2000 issues").

         Accordingly, the Company has initiated a comprehensive plan to address the Year 2000 issues associated with its operations and business (the "Year 2000 plan"). Seagull's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect Seagull. The Board has created a committee consisting of senior executives and a representative from the Board to oversee the adoption and implementation of the Year 2000 plan covering all of Seagull's business units. The plan has been developed with an aim towards taking reasonable steps to prevent Seagull's mission-critical functions from being impaired due to the Year 2000 problem.

         The plan includes several phases - (i) assessment of all of the Company's systems and technology; (ii) implementation and testing of modifications to or replacements of existing systems and technology, both financial and operational; (iii) communication with key business partners regarding Year 2000 issues; and (iv) contingency planning.

         In planning and developing the project, Seagull has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, fax machines, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates Seagull's Year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, Seagull is in the process of replacing the computer equipment and software it currently uses to become Year 2000 compliant. In addition, in the ordinary course of replacing computer equipment and software, Seagull plans to obtain replacements that are Year 2000 compliant.

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

                           SEAGULL ENERGY CORPORATION


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

         During the fourth quarter of 1998, the Company began developing contingency plans for its financial and operational systems. Seagull's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

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

         The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1 million. Of this amount, approximately $0.3 million had been incurred as of December 31, 1998.

ACCOUNTING PRONOUNCEMENTS

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

                           SEAGULL ENERGY CORPORATION

                       SELECTED QUARTERLY FINANCIAL DATA

         Summarized quarterly financial data is as follows (amounts in thousands except per share data):

                                                                     Quarter Ended
                                     -------------------------------------------------------------------------------
                                         March 31            June 30           September 30         December 31
                                     ------------------ ------------------  ------------------- --------------------
1998:
  REVENUES ...................          $ 122,325          $ 103,529            $  93,099            $ 107,218
  OPERATING PROFIT (LOSS) (2)           $  14,201          $   5,575            $(108,817)           $  (9,163)
  NET INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM(2) ...          $   3,155          $  (1,051)           $ (86,607)           $ (11,162)
  EARNINGS (LOSS) PER SHARE
    BEFORE EXTRAORDINARY ITEM:
    BASIC ....................          $    0.05          $   (0.02)           $   (1.37)           $   (0.18)
    DILUTED(1) ...............          $    0.05          $   (0.02)           $   (1.37)           $   (0.18)
  NET INCOME (LOSS) (2) ......          $   3,155          $  (1,051)           $ (87,638)           $ (11,162)
  EARNINGS (LOSS) PER SHARE:
    BASIC ....................          $    0.05          $   (0.02)           $   (1.39)           $   (0.18)
    DILUTED(1) ...............          $    0.05          $   (0.02)           $   (1.39)           $   (0.18)

1997:
  Revenues ...................          $ 159,573          $ 122,180            $ 120,655            $ 146,959
  Operating Profit ...........          $  46,606          $  17,811            $  13,456            $  32,603
  Net Income(3) ..............          $  17,254          $   2,621            $   3,202            $  26,053
  Earnings per Share:
    Basic ....................          $    0.27          $    0.04            $    0.05            $    0.41
    Diluted(1) ...............          $    0.27          $    0.04            $    0.05            $    0.41

(1) Quarterly earnings (loss) per common share may not total to the full year per share amount, as the weighted average number of shares outstanding for each quarter fluctuated as a result of the assumed exercise of stock options.

(2) Includes $78 million pre-tax noncash impairment of long-lived assets and $6 million one-time pre-tax compensation charges during the quarter ended September 30, 1998.

(3) Includes $12 million pre-tax gain on sale of Canadian oil and gas operations during the quarter ended December 31, 1997.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

         Seagull is exposed to market risk, including adverse changes in commodity prices, interest rates and foreign currency exchange rates as discussed below.

         Commodity Price Risk -- The Company produces, purchases and sells natural gas, crude oil, and NGLs. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company made a limited use of a variety of derivative financial instruments only for non-trading purposes as a

                           SEAGULL ENERGY CORPORATION


hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. The Company used the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments were generally offset by similar changes in the realized prices of the commodities. As discussed earlier, Seagull effectively closed all derivative financial positions prior to December 31, 1998.

         Interest Rate Risk -- From time to time, the Company has entered into various financial instruments, such as interest rate swaps and interest rate lock agreements, to manage the impact of changes in interest rates. Currently, Seagull has no open interest rate swap or interest rate lock agreements.

         Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal or notional amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations at December 31, 1998:

                             1999        2000        2001        2002        2003     Thereafter    Total    Fair Value
                             ----        ----        ----        ----        ----     ----------    -----    ----------
Notes payable:
     Variable rate         $ 47,800    $      -   $      -    $      -    $      -    $      -    $ 47,800    $ 47,800
     Average interest rate      6.5%          -          -           -           -           -         6.5%

Long-term debt, including
 current maturities:
     Variable rate         $      -    $      -   $      -    $      -    $175,000    $      -    $175,000    $175,000
     Average interest rate        -           -          -           -         5.4%          -         5.4%

     Fixed rate            $  7,147    $ 30,180   $  9,220    $  3,265    $  3,315    $364,230    $417,357    $390,368
     Average interest rate      8.1%        5.3%       8.2%        8.3%        8.3%        8.0%        7.6%

         Foreign Currency Exchange Rate Risk -- The Company conducts business in several foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investing transactions. However, because predominantly all transactions in Seagull's existing foreign operations, other than Tatarstan, are denominated in U.S. dollars, the U.S. dollar is the functional currency for all those operations. Exposure from market rate fluctuations related to activities in Tatarstan is not material.

                           SEAGULL ENERGY CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REPORT OF MANAGEMENT TO SHAREHOLDERS

         The management of Seagull Energy Corporation is responsible for the preparation and integrity of financial statements and related data in this Annual Report on Form 10-K, whether audited or unaudited. The financial statements were prepared in conformity with generally accepted accounting principles and include certain estimates and judgments which management believes are reasonable under the circumstances.

         Management is also responsible for and maintains a system of internal accounting controls that is sufficient to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that financial records are reliable for preparing financial statements, as well as to prevent and detect fraudulent financial reporting. The internal control system is supported by written policies and procedures and the employment of trained, qualified personnel. The Company has an internal auditing staff which reviews the adequacy of the internal accounting controls and compliance with them. Management has considered the recommendations of the internal auditing staff and KPMG LLP, independent certified public accountants, concerning the Company's system of internal controls and has responded appropriately to those recommendations.

         The accompanying consolidated financial statements of Seagull Energy Corporation as of December 31, 1998 have been audited by KPMG LLP, independent certified public accountants, and their report is included herein. Their audits were made in accordance with generally accepted auditing standards and included a review of the system of internal controls to the extent considered necessary to determine the audit procedures required to support their opinion on the consolidated financial statements.

         The Board of Directors, through its Audit Committee composed exclusively of outside directors, meets periodically with representatives of management, the internal auditing staff and the independent auditors to ensure the existence of effective internal accounting controls and to ensure that financial information is reported accurately and timely with all appropriate disclosures included. The independent auditors and the internal auditing staff have full and free access to, and meet with, the Audit Committee, with and without management present.


/S/JAMES T. HACKETT        /S/WILLIAM L. TRANSIER         /S/GORDON L. MCCONNELL
-------------------        ----------------------         ----------------------
JAMES T. HACKETT           WILLIAM L. TRANSIER            GORDON L. MCCONNELL
Chairman of the Board,     Executive Vice President       Vice President and
President and Chief        and Chief Financial Officer    Controller
Executive Officer

February 15, 1999

                           SEAGULL ENERGY CORPORATION
                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Seagull Energy Corporation:

         We have audited the accompanying consolidated balance sheets of Seagull Energy Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seagull Energy Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ KPMG LLP
------------

Houston, Texas
February 9, 1999

                           SEAGULL ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands Except Per Share Data)


                                                                               Year Ended December 31,
                                                                    ---------------------------------------
                                                                       1998           1997           1996
                                                                    ---------      ---------      ---------
Revenues:
   Oil and gas operations .....................................     $ 332,579      $ 453,648      $ 419,595
   Alaska transmission and distribution .......................        93,592         95,719         97,616
                                                                    ---------      ---------      ---------
                                                                      426,171        549,367        517,211
Costs of Operations:
   Operations and maintenance .................................       158,292        165,462        147,294
   Alaska transmission and distribution cost of gas sold ......        41,232         43,684         42,600
   Exploration charges ........................................        59,787         42,085         50,772
   Depreciation, depletion and amortization ...................       169,369        171,516        155,669
   Impairment of long-lived assets ............................        77,827             --             --
   General and administrative .................................        17,868         16,144         17,433
                                                                    ---------      ---------      ---------
                                                                      524,375        438,891        413,768
                                                                    ---------      ---------      ---------

Operating Profit (Loss) .......................................       (98,204)       110,476        103,443

Other (Income) Expense:
   Interest expense ...........................................        39,184         38,533         44,842
   Merger expenses ............................................            --             --          9,982
   Gain on sales of assets, net ...............................          (127)       (11,311)        (1,088)
   Interest income and other ..................................        (3,340)        (2,946)        (5,149)
                                                                    ---------      ---------      ---------
                                                                       35,717         24,276         48,587
                                                                    ---------      ---------      ---------
Income (Loss) Before Income Taxes and Extraordinary Item ......      (133,921)        86,200         54,856

Income Tax Expense (Benefit) ..................................       (38,256)        37,070         25,895
                                                                    ---------      ---------      ---------

Income (Loss) Before Extraordinary Item .......................       (95,665)        49,130         28,961
Extraordinary Item ............................................        (1,031)            --             --
                                                                    ---------      ---------      ---------

Net Income (Loss) .............................................     $ (96,696)     $  49,130      $  28,961
                                                                    =========      =========      =========

Earnings (Loss) Per Share Before Extraordinary Item:
   Basic ......................................................     $   (1.51)     $    0.78      $    0.46
                                                                    =========      =========      =========
   Diluted ....................................................     $   (1.51)     $    0.77      $    0.46
                                                                    =========      =========      =========

Earnings (Loss) Per Share:
   Basic ......................................................     $   (1.53)     $    0.78      $    0.46
                                                                    =========      =========      =========
   Diluted ....................................................     $   (1.53)     $    0.77      $    0.46
                                                                    =========      =========      =========

Weighted Average Number of Common Shares Outstanding:
   Basic ......................................................        63,159         63,022         62,584
                                                                    =========      =========      =========
   Diluted ....................................................        63,159         63,791         63,552
                                                                    =========      =========      =========

See accompanying Notes to Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands Except Share Data)


                                                                                              December 31,
                                                                                     ----------------------------
                                                                                        1998             1997
                                                                                     -----------      -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...................................................     $    25,734      $    45,654
   Accounts receivable, net ....................................................          95,620          147,442
   Inventories .................................................................          15,663           13,635
   Prepaid expenses and other ..................................................          15,764           16,240
                                                                                     -----------      -----------
     Total Current Assets ......................................................         152,781          222,971

Property, Plant and Equipment - at cost:
   Oil and gas properties (successful efforts method) ..........................       1,977,208        1,742,725
   Utility plant ...............................................................         254,699          246,670
   Other .......................................................................          69,275           64,288
                                                                                     -----------      -----------
                                                                                       2,301,182        2,053,683
Accumulated Depreciation, Depletion and Amortization ...........................       1,090,855          908,849
                                                                                     -----------      -----------
                                                                                       1,210,327        1,144,834

Other Assets ...................................................................          52,982           43,261
                                                                                     -----------      -----------

Total Assets ...................................................................     $ 1,416,090      $ 1,411,066
                                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts and notes payable ..................................................     $   171,642      $   159,138
   Accrued expenses ............................................................          32,905           47,625
   Current maturities of long-term debt ........................................           7,147            7,097
                                                                                     -----------      -----------
     Total Current Liabilities .................................................         211,694          213,860

Long-Term Debt .................................................................         582,675          469,017
Other Noncurrent Liabilities ...................................................          51,168           51,168
Deferred Income Taxes ..........................................................              --           14,126
Redeemable Bearer Shares .......................................................          15,462           15,691
Commitments and Contingencies ..................................................              --               --

Shareholders' Equity:
   Common stock, $.10 par value; authorized 100,000,000 shares; issued
      64,387,824 and 63,877,442 shares, respectively ...........................           6,439            6,388
   Additional paid-in capital ..................................................         493,914          493,829
   Retained earnings ...........................................................          68,239          164,935
   Less - note receivable from employee stock ownership plan ...................          (2,178)          (2,990)
   Less - treasury stock, at cost; 471,376 and 861,314 shares, respectively ....          (8,187)         (14,958)
   Less - notes receivable for stock ...........................................          (2,083)              --
   Less - deferred compensation ................................................          (1,053)              --
                                                                                     -----------      -----------
     Total Shareholders' Equity ................................................         555,091          647,204
                                                                                     -----------      -----------

    Total Liabilities and Shareholders' Equity .................................     $ 1,416,090      $ 1,411,066
                                                                                     ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                                         Year Ended December 31,
                                                                               ---------------------------------------
                                                                                  1998           1997           1996
                                                                               ---------      ---------      ---------
OPERATING ACTIVITIES:
Net income (loss) ........................................................     $ (96,696)     $  49,130      $  28,961
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation, depletion and amortization ..............................       169,369        171,516        155,669
   Impairment of long-lived assets .......................................        77,827             --             --
   Amortization of deferred financing costs ..............................         1,918          2,037          2,969
   Deferred income taxes .................................................       (47,465)         9,418          8,701
   Dry hole expense ......................................................        36,760         20,062         23,671
   Gain on sales of assets, net ..........................................          (127)       (11,311)        (1,088)
   Extraordinary item ....................................................         1,031             --             --
   Other .................................................................         4,567          8,735          1,660
                                                                               ---------      ---------      ---------
                                                                                 147,184        249,587        220,543
   Changes in operating assets and liabilities, net of acquisitions:
     Decrease in short-term securities ...................................            --             --          5,014
     Decrease (increase) in accounts receivable ..........................        54,754         39,211        (53,531)
     Decrease (increase) in inventories, prepaid
       expenses and other ................................................        (4,683)       (10,797)         9,731
     Increase (decrease) in accounts and notes payable ...................       (32,893)         9,779         53,281
     Increase (decrease) in accrued expenses and other ...................       (15,644)       (25,031)        23,401
                                                                               ---------      ---------      ---------
   Net Cash Provided By Operating Activities .............................       148,718        262,749        258,439

INVESTING ACTIVITIES:
Capital expenditures .....................................................      (275,297)      (275,608)      (213,462)
Acquisitions of oil and gas properties, net of cash acquired .............      (102,317)       (17,665)       (90,867)
Acquisitions of other assets and liabilities, net of cash
   acquired ..............................................................        (2,381)            --        (13,553)
Proceeds from sales of property, plant and equipment .....................        53,008        186,494         10,557
                                                                               ---------      ---------      ---------
   Net Cash Used In Investing Activities .................................      (326,987)      (106,779)      (307,325)

FINANCING ACTIVITIES:
Proceeds from debt .......................................................       553,555        821,097        407,738
Principal payments on debt ...............................................      (394,744)      (938,554)      (368,754)
Proceeds from sales of common stock ......................................           617          7,422          4,401
Purchase of treasury stock ...............................................            --        (11,691)            --
Premiums paid on debt purchased ..........................................          (934)            --             --
Other ....................................................................          (145)        (3,846)        (1,051)
                                                                               ---------      ---------      ---------
   Net Cash Provided By (Used In) Financing Activities ...................       158,349       (125,572)        42,334

Effect of exchange rate changes on cash ..................................            --            (28)           359
                                                                               ---------      ---------      ---------

Increase (Decrease) In Cash And Cash Equivalents .........................       (19,920)        30,370         (6,193)
Cash And Cash Equivalents At Beginning Of Year ...........................        45,654         15,284         21,477
                                                                               ---------      ---------      ---------

Cash And Cash Equivalents At End Of Year .................................     $  25,734      $  45,654      $  15,284
                                                                               =========      =========      =========

See accompanying Notes to Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in Thousands)


                                                               Year Ended December 31,
                                                       ------------------------------------
                                                         1998          1997          1996
                                                       --------      --------      --------
Net Income (Loss) ................................     $(96,696)     $ 49,130      $ 28,961

Other Comprehensive Income, Net of Tax:
   Foreign currency translation adjustment .......           --           (51)         (338)
                                                       --------      --------      --------

Comprehensive Income (Loss) ......................     $(96,696)     $ 49,079      $ 28,623
                                                       ========      ========      ========


See accompanying Notes to Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Amounts in Thousands)


                                                                        1998           1997            1996
                                                                      ---------      ---------      ---------
COMMON STOCK:
Beginning of Year ...............................................     $   6,388      $   6,307      $   6,598
Issuance of Common Stock ........................................            51             81             44
Retirement of Treasury Stock Pursuant to the Global Merger ......            --             --           (335)
                                                                      ---------      ---------      ---------
End of Year .....................................................     $   6,439      $   6,388      $   6,307
                                                                      =========      =========      =========

ADDITIONAL PAID-IN CAPITAL:
Beginning of Year ...............................................     $ 493,829      $ 483,118      $ 496,377
Exercise of Employee Stock Options ..............................         2,662          7,341          4,357
Deferred Compensation ...........................................         1,564             --             --
Treasury Stock Contribution to ESOP .............................        (4,310)            --             --
Retirement of Treasury Stock Pursuant to the Global Merger ......            --             --        (19,021)
Other ...........................................................           169          3,370          1,405
                                                                      ---------      ---------      ---------
End of Year .....................................................     $ 493,914      $ 493,829      $ 483,118
                                                                      =========      =========      =========

RETAINED EARNINGS:
Beginning of Year ...............................................     $ 164,935      $ 115,805      $  86,844
Net Income (Loss) for the Year ..................................       (96,696)        49,130         28,961
                                                                      ---------      ---------      ---------
End of Year .....................................................     $  68,239      $ 164,935      $ 115,805
                                                                      =========      =========      =========

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Beginning of Year ...............................................     $      --      $      51      $     389
Foreign Currency Translation Adjustment, Net of Tax:
   Loss arising during the year .................................            --           (769)          (338)
   Reclassification adjustment ..................................            --            718             --
                                                                      ---------      ---------      ---------
End of Year .....................................................     $      --      $      --      $      51
                                                                      =========      =========      =========

NOTE RECEIVABLE FROM ESOP:
Beginning of Year ...............................................     $  (2,990)     $  (4,284)     $  (4,922)
Repayment of Note Receivable ....................................           812          1,294            638
                                                                      ---------      ---------      ---------
End of Year .....................................................     $  (2,178)     $  (2,990)     $  (4,284)
                                                                      =========      =========      =========

TREASURY STOCK:
Beginning of Year ...............................................     $ (14,958)     $  (3,267)     $ (22,665)
Treasury Stock Contribution to ESOP .............................         6,771             --             --
Purchase of Treasury Stock ......................................            --        (11,691)            --
Retirement of Treasury Stock Pursuant to the Global Merger ......            --             --         19,356
Other ...........................................................            --             --             42
                                                                      ---------      ---------      ---------
End of Year .....................................................     $  (8,187)     $ (14,958)     $  (3,267)
                                                                      =========      =========      =========

NOTES RECEIVABLE FOR STOCK:
Beginning of Year ...............................................     $      --      $      --      $      --
Issuance of Stock for Notes Receivable ..........................        (2,083)            --             --
                                                                      ---------      ---------      ---------
End of Year .....................................................     $  (2,083)     $      --      $      --
                                                                      =========      =========      =========

                           SEAGULL ENERGY CORPORATION
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                             (Amounts in Thousands)


                                                                         1998           1997           1996
                                                                      ---------      ---------      ---------
DEFERRED COMPENSATION:
Beginning of Year ...............................................     $      --      $      --      $      --
Issuance of Restricted Stock ....................................        (1,658)            --             --
Amortization of Compensation Expense ............................           605             --             --
                                                                      ---------      ---------      ---------
End of Year .....................................................     $  (1,053)     $      --      $      --
                                                                      =========      =========      =========

TOTAL SHAREHOLDERS' EQUITY, END OF YEAR .........................     $ 555,091      $ 647,204      $ 597,730
                                                                      =========      =========      =========


See accompanying Notes to Consolidated Financial Statements.

                           SEAGULL ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Seagull Energy Corporation (the "Company" or "Seagull") is an international oil and gas company engaged in exploration and development activities in the United States, Egypt, Cote d'Ivoire, Indonesia and the Russian Republic of Tatarstan. It also transports and distributes natural gas in the Anchorage, Alaska metropolitan area.

         On November 24, 1998, Seagull and Ocean Energy, Inc. ("OEI") executed an Agreement and Plan of Merger. The merger must be approved by the shareholders of both OEI and Seagull and the Alaska Public Utilities Commission ("APUC") which regulates Seagull's operations in the Anchorage, Alaska metropolitan area. If the merger is approved, OEI stockholders would receive one share of Seagull common stock in exchange for each share of OEI common stock that they own. Management expects that the transaction will close during the first quarter of 1999. See Note 18 for additional discussion.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General -- The accompanying consolidated financial statements of Seagull have been prepared according to generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission. These accounting principles require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Consolidation -- The accompanying consolidated financial statements include the accounts of Seagull Energy Corporation and its majority-owned entities. All significant intercompany transactions have been eliminated.

         Regulation -- The Company operates in Alaska through a division of the Company and a wholly owned subsidiary (collectively referred to herein as "ENSTAR Alaska"). ENSTAR Alaska is subject to regulation by the APUC, which has jurisdiction over, among other things, rates, accounting procedures and standards of service. The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71 for ENSTAR Alaska, however the provisions of SFAS No. 71 do not materially impact the Company's operating results.

         Cash Equivalents -- The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           SEAGULL ENERGY CORPORATION

         Inventories -- Materials and supplies are valued at the lower of average cost or market value (net realizable value).

         Oil And Gas Properties -- The Company uses the successful efforts method of accounting for its oil and gas operations whereby acquisition costs and exploratory drilling costs related to properties with proved reserves and all development costs including development dry holes are capitalized. Under this method, all costs to acquire mineral interests in oil and gas properties, to acquire production sharing contracts with foreign governments, to drill and equip exploratory wells which find proved reserves and to drill and equip development wells are capitalized. Exploratory charges are capitalized pending determination of whether adequate proved reserves are found. Geological and geophysical costs, delay rentals, technical support and other internal costs related to oil and gas activities are generally accounted for as exploration charges or operations and maintenance expense. Unproved leaseholds with significant acquisition costs are assessed periodically, on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Unproved leaseholds whose acquisition costs are not individually significant are aggregated, and the portion of such costs estimated to ultimately prove nonproductive, based on experience, are amortized over an average holding period. As unproved leaseholds are determined to be productive, the related costs are transferred to proved leaseholds. Capitalized costs are depleted using the unit-of-production method based upon estimates of proved oil and gas reserves on a depletable unit basis. Estimated costs (net of salvage value) of dismantling and abandoning oil and gas production facilities are computed by the Company's engineers and included when calculating depreciation and depletion using the unit-of-production method. The total estimated future dismantlement and abandonment cost being amortized as of December 31, 1998 was approximately $18 million.

         The Company performs a review for impairment of proved oil and gas properties on a depletable unit basis when circumstances suggest there is a need for such a review. For each depletable unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the depletable unit will be recognized. Fair value, on a depletable unit basis, is estimated to be the present value of expected future cash flows computed by applying estimated future oil and gas prices, as determined by management, to estimated future production of oil and gas reserves over the economic lives of the reserves. Future cash flows are based upon the Company's estimate of proved reserves. In addition, probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling. Pricing assumptions are based on internal forecasts that are prepared considering information from outside consultants and industry analysts.

         During 1998, the Company recorded impairment charges of approximately $74 million related to its oil and gas properties. The oil and gas asset impairment charges resulted primarily from disappointing well performance, much lower oil and natural gas prices and a lack of any perceived significant near-term improvement in oil prices that has led to a reduction in reserves at three of Seagull's Egyptian concessions, East Zeit, South Hurghada and East Beni Suef. No impairment charges were recorded during 1997 and 1996.

                           SEAGULL ENERGY CORPORATION

         Other Property, Plant And Equipment -- Depreciation of the utility plant, gas gathering pipeline facility, gas processing plant and other property is computed principally using the straight-line method over their estimated useful lives, which vary from 3 to 33 years. Utility plant facilities are subject to APUC regulation. When utility facilities are disposed of or otherwise retired, the original cost of the facilities, plus cost of retirement, less salvage value, is charged to accumulated depreciation.

         The Company groups and evaluates other property, plant and equipment for impairment based on the ability to identify separate cash flows generated therefrom. During 1998, the Company recorded impairment charges of approximately $4 million related to certain of its pipeline assets. The impairment of the pipeline assets is a result of the Company's decision to dispose of these assets. See Note 6 for additional discussion. No impairment charges were recorded during 1997 and 1996.

         Maintenance, repairs and renewals are charged to operations and maintenance expense except that renewals which extend the life of the asset are capitalized.

         Interest cost capitalized as property, plant and equipment amounted to approximately $7 million, $7 million and $3 million in 1998, 1997 and 1996, respectively.

         Environmental Liabilities -- Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

         Treasury Stock -- The Company follows the average cost method of accounting for treasury stock transactions.

         Revenue Recognition -- The Company records oil and natural gas revenue following the entitlement method of accounting for production, in which any excess amount received above the Company's share is treated as a liability. If less than the Company's entitlement is received, the underproduction is recorded as an asset.

         ENSTAR Alaska's operating revenues are based on rates authorized by the APUC which are applied to customers' consumption of natural gas. ENSTAR Alaska records unbilled revenue at the end of each accounting period.

         Derivative Financial Instruments -- The Company entered into a variety of commodity derivative financial instruments (futures, swaps and options contracts) only for non-trading purposes. The Company made a limited use of these derivative financial instruments as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. While commodity derivative financial instruments were intended to reduce the Company's exposure to declines in the market price of oil and natural gas,

                           SEAGULL ENERGY CORPORATION

the commodity derivative financial instruments may also limit the Company's gain from increases in those market prices.

         The Company used the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments were generally offset by similar changes in the realized prices of the commodities. To qualify as hedges, these instruments must highly correlate to anticipated future production such that the Company's exposure to the effects of price changes was reduced. Income and costs related to these hedging activities were recognized in oil and gas revenues when the commodities were produced. Income and costs on commodity derivative financial instruments that were closed before the hedged production occurs were also deferred until the production month originally hedged. In the event of a loss of correlation between changes in oil and gas reference prices under a commodity derivative financial instrument and actual oil and gas prices, income or costs were recognized currently to the extent the financial instrument has not offset changes in actual oil and gas prices. Any realized income and costs that were deferred at the balance sheet date and any margin accounts for futures contracts were included as net current assets.

         The Company recorded $1 million, $10 million and $9 million for 1998, 1997 and 1996, respectively, in costs related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $1 million, $3 million and $4 million for 1998, 1997 and 1996, respectively. The Company also recorded hedging costs related to third-party marketing activities of $5 million, $3 million and $0.5 million for 1998, 1997 and 1996, respectively. At December 31, 1998, the fair value of unrealized costs related to the Company's commodity hedging activities related to open contracts was immaterial as substantially all commodity derivative financial positions had been effectively closed.

         From time to time, the Company has entered into various financial instruments, such as interest rate swap and interest rate lock agreements, to manage the impact of changes in interest rates. To qualify as a hedge, these instruments must highly correlate to anticipated future changes in interest rates such that the Company's exposure to the effects of interest rate changes is reduced. The Company uses the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on these financial instruments are generally offset by similar changes in the realized interest rate. The differential interest to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as a component of interest expense. Currently, Seagull has no open interest rate swap or interest rate lock agreements.

         Income Taxes -- The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date.

                           SEAGULL ENERGY CORPORATION

         Foreign Currency Translation -- The U.S. dollar is the functional currency for all of the Seagull's existing foreign operations, as predominantly all transactions in those operations are denominated in U.S. dollars. Before its sale in October 1997, the Company's Canadian operations used the applicable local currency as the functional currency. Translation from Canadian dollars to
U. S. dollars was performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using primarily a weighted average exchange rate during the period. Adjustments resulting from such translation were included as a separate component of shareholders' equity. Deferred income taxes were not provided on translation adjustments because any unremitted income from Seagull's foreign operations was considered to be permanently invested.

         Stock-Based Compensation -- The Company accounts for stock-based compensation under the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of Seagull's common stock on the day of grant.

         Comprehensive Income -- Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components in the Company's financial statements. Comprehensive income includes all changes in the Company's equity except those resulting from investments by and distributions to owners. The Company's only other comprehensive item relates to foreign currency translation adjustments for its Canadian operations, which were sold in 1997.

         Concentrations Of Market Risk -- The future results of Seagull's oil and gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for natural gas, oil and liquid products in the future will depend on numerous factors beyond the control of the Company, including weather, production of other natural gas, crude oil and liquid products, imports, marketing of competitive fuels, proximity and capacity of oil and gas pipelines and other transportation facilities, any oversupply or undersupply of gas, oil and liquid products, the regulatory environment and other regional and political events, none of which can be predicted with certainty.

         The Company operates in various phases of the oil and natural gas industry with sales to resellers such as pipeline companies and local distribution companies as well as to end-users such as commercial businesses, industrial concerns and residential consumers. The Company's receivables also include amounts due from purchasers of oil and gas production and amounts due from joint venture partners for their respective portions of operating expense and exploration and development costs. The Company believes that no single customer or joint venture partner exposes the Company to significant credit risk. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the natural gas or oil industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company's results of operations in the long term. Trade receivables are generally not collateralized; however, the Company analyzes customers' and joint venture partners' historical

                           SEAGULL ENERGY CORPORATION

credit positions prior to extending credit. At December 31, 1998 and 1997, Seagull had allowances for doubtful accounts receivable of $1.7 million and $1.2 million, respectively. The Company had one customer, the Egyptian national oil company ("EGPC") with 11% of total revenues during both 1998 and 1997, who accounted for more than 10% of total revenues.

         The Company has a significant portion of its operations in various geographic areas of the world. The Company's activities in these areas are subject to the usual risks associated with international operations, including political and economic uncertainties, risks of cancellation or unilateral modification of agreements, operating restrictions, currency repatriation restrictions, expropriation, export restrictions, the imposition of new taxes and the increase of existing taxes, inflation, foreign exchange fluctuations and other risks arising out of international government sovereignty over areas in which the operations are conducted. The Company has endeavored to protect itself against political and commercial risks inherent in these operations. There is no certainty that the steps taken by the Company will provide adequate protection.

         Concentrations Of Credit Risk -- Derivative financial instruments that hedge the price of oil and natural gas and interest rates are generally executed with major financial or commodities trading institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. Although notional amounts are used to express the volume of these contracts, the amounts potentially subject to credit risk, in the event of non-performance by the counterparties, are substantially smaller. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

         Accounting Pronouncements -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

                           SEAGULL ENERGY CORPORATION

3.       EARNINGS PER  SHARE

         The following table provides a reconciliation between basic and diluted earnings (loss) before extraordinary item per share (stated in thousands except per share data):

                                                      Income (Loss)
                                                         Before        Weighted Average
                                                      Extraordinary      Common Shares     Per-Share
                                                           Item           Outstanding       Amount
                                                      -------------    ----------------    ---------
YEAR ENDED DECEMBER 31, 1998:
     BASIC LOSS PER SHARE ........................      $(95,665)            63,159         $  (1.51)
     EFFECT OF DILUTIVE STOCK OPTIONS ............            --                 --
                                                      -------------    ----------------
     DILUTED LOSS PER SHARE ......................      $(95,665)            63,159         $  (1.51)
                                                      =============    ================

Year Ended December 31, 1997:
     Basic earnings per share ....................      $ 49,130             63,022         $   0.78
     Effect of dilutive stock options ............            --                769
                                                      -------------    ----------------
     Diluted earnings per share ..................      $ 49,130             63,791         $   0.77
                                                      =============    ================

Year Ended December 31, 1996:
     Basic earnings per share ....................      $ 28,961             62,584         $   0.46
     Effect of dilutive stock options ............            --                968
                                                      -------------    ----------------
     Diluted earnings per share ..................      $ 28,961             63,552         $   0.46
                                                      =============    ================

         At December 31, 1998, options to purchase 5,527,320 shares of common stock were outstanding but not included in the computation of diluted loss per share because the effect of the assumed exercise of these stock options as of the beginning of the year would have an antidilutive effect on the computation of diluted loss per share. These options had exercise prices ranging from $5.89 to $26.38 and expire at various dates through 2008. Options to purchase 1,610,100 and 1,685,500 shares of common stock at $21.13 to $26.38 per share were outstanding during 1997 and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options, which expire at various dates from 2003 to 2007, remained outstanding at the end of 1997 and 1996.


4.       ONE-TIME COMPENSATION CHARGES

         During 1998, Seagull recorded general and administrative ("G&A") expenses of approximately $6 million in compensation expenses, related to the retirement of Barry J. Galt and the election of James T. Hackett as the Company's President and Chief Executive Officer. These charges included (i) $1.8 million in supplemental retirement benefits paid to Mr. Galt in 1998; (ii) $2.3 million to be paid to Mr. Galt at various dates through May 2002 representing contractually provided retirement benefits; (iii) $1.3 million representing the vested portion of Mr. Hackett's supplemental retirement plan; and (iv) $0.6 million in phantom stock granted to Mr. Hackett upon his employment.

                           SEAGULL ENERGY CORPORATION


5.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information (stated in thousands) are as follows:

                                                           Year Ended December 31,
                                                       -------------------------------
                                                          1998        1997        1996
                                                       -------     -------     -------
    ..............................................
Cash paid during the year for:
 Interest, net of amount capitalized .............     $37,998     $34,947     $44,033
 Income taxes ....................................     $12,991     $25,684     $12,046


6.       ACQUISITION AND DISPOSITION OF ASSETS

         Acquisition of BRG Interests -- On June 1, 1998, the Company completed the purchase of the stock of BRG Petroleum, Inc. ("BRG"), a closely held private company, and the assets of BRG's limited partnerships and programs for $103 million in cash, excluding cash acquired of $2 million and noncash deferred tax liabilities of $25 million. The Company funded this acquisition through existing credit facilities.

         The following table presents the unaudited pro forma results (stated in thousands except per share data) of Seagull as though the acquisition of the acquired assets had occurred on January 1, 1997:


                         UNAUDITED PRO FORMA INFORMATION

                                                          Year Ended December 31,
                                                       ----------------------------
                                                            1998             1997
                                                       -----------      -----------
Revenues .........................................     $   434,842      $   573,559
Net income (loss) ................................         (97,999)          48,115
Basic earnings (loss) per share ..................           (1.55)            0.76
Diluted earnings (loss) per share ................           (1.55)            0.75


         The unaudited pro forma information does not purport to be indicative of actual results, if the acquisition of the BRG interests had been in effect for the periods indicated, or of future results.

         Relinquishment of Darag Concession -- The Company's Egyptian assets included a 50%, non-operated working interest in the Darag concession, which is located in the northern portion of the Gulf of Suez. Future plans for this concession have been uncertain as the working interest owners and EGPC have been unable to secure the necessary drilling permits from marine authorities. In the third quarter of 1998, the working interest owners agreed to relinquish the concession to EGPC in exchange for reimbursement of substantially all of their costs incurred in connection with the concession. Seagull's share of the reimbursement is approximately $6

                           SEAGULL ENERGY CORPORATION

million, with $4 million of this received by December 31, 1998 and the remainder in January 1999. The effect of this reimbursement did not have a material effect on the Company's results of operations.

         Disposition of Pipeline Assets -- During the third quarter of 1998, the Company decided to liquidate its nonstrategic pipeline assets in late 1998 or early 1999. As a result of this decision, the Company recorded a noncash impairment of pipeline assets of approximately $4 million during the third quarter of 1998 to reduce the asset carrying value to estimated net realizable value. The pipeline assets to be disposed of contributed $3 million, $5 million and $4 million in revenues for the years ended December 31, 1998, 1997 and 1996, respectively, but did not have a material effect on operating profit for any of these periods. These assets have a net book value of approximately $3 million at December 31, 1998.

         Sale of Canadian Oil and Gas Properties -- On October 6, 1997, Seagull sold its Canadian oil and gas subsidiary, Seagull Energy Canada Ltd. ("Seagull Canada"), to Rio Alto Exploration Ltd. Seagull realized approximately $185 million of net sales proceeds and recognized a pre-tax gain of approximately $12 million in the fourth quarter of 1997. The sales proceeds were used to repay existing long-term debt, including all U.S. and Canadian bank debt, and for general corporate purposes. The Company's Canadian operations contributed approximately $26 million and $34 million in revenue and $6 million and $(5) million in income (loss) before taxes for the years ended December 31, 1997 and 1996, respectively.

         Merger with Global Natural Resources Inc. -- On October 3, 1996, the shareholders of Seagull and Global Natural Resources Inc. ("Global") approved a merger of a wholly owned subsidiary of Seagull into Global (the "Global Merger"), with each share of Global common stock converted into 0.88 shares of Seagull common stock. The Global Merger was accounted for as a pooling of interests.

         Purchase of Egyptian Concessions -- In September 1996, Seagull purchased interests in two Egyptian concessions from units of Exxon Corporation for a net purchase price of approximately $74 million in cash financed through additional borrowings under Seagull's revolving credit facility. The transaction was accounted for as a purchase.


7.       OTHER NONCURRENT ASSETS

Other noncurrent assets (stated in thousands) include the following:

                                                          December 31,
                                                       -------------------
                                                          1998        1997
                                                       -------     -------
Oil and gas imbalances ...........................     $26,866     $27,428
Deferred tax asset (see Note 14) .................      12,805          --
Deferred financing costs .........................       8,151      10,437
Other ............................................       5,160       5,396
                                                       -------     -------
                                                       $52,982     $43,261
                                                       =======     =======

                           SEAGULL ENERGY CORPORATION

         Oil and Gas Imbalances -- As discussed in Note 2, the Company records oil and gas revenues following the entitlement method of accounting for production. The Company's oil and gas imbalance assets and liabilities (stated in thousands) were as follows:

                                                                                            December 31,
                                                                           -----------------------------------------
                                                                                  1998                   1997
                                                                           ------------------     ------------------
                                                                                       VOLUME                 Volume
                                                                            AMOUNT     (Bcfe)      Amount     (Bcfe)
                                                                           -------     ------     -------     ------
ASSETS:
   Current ...........................................................     $ 9,552        5.8     $13,117        6.5
   Noncurrent ........................................................      26,866       16.3      27,428       16.8
                                                                           -------     ------     -------     ------
                                                                           $36,418       22.1     $40,545       23.3
                                                                           =======     ======     =======     ======
LIABILITIES:
   Current ...........................................................     $ 5,919        3.8     $ 8,009        5.5
   Noncurrent ........................................................      14,834        9.4      16,405       10.4
                                                                           -------     ------     -------     ------
                                                                           $20,753       13.2     $24,414       15.9
                                                                           =======     ======     =======     ======


         Deferred Financing Costs -- Deferred financing costs represent financing costs incurred in connection with the execution of various debt facilities entered into or securities issued by the Company. These costs are capitalized and amortized to interest expense over the life of the related debt.


8.       DEBT

         Money Market Facilities -- Seagull has money market facilities with three U.S. banks with a combined maximum commitment of $110 million. These facilities bear interest at rates made available by the banks at their discretion and may be canceled at either Seagull's or the banks' discretion. At December 31, 1998 and 1997, the total amounts outstanding under the money market facilities of $48 million and none, respectively, were classified as a current liability and included in accounts and notes payable since it was Seagull's intent to repay these amounts within the following year.

                           SEAGULL ENERGY CORPORATION

Long-term debt (stated in thousands) for 1998 and 1997 was as follows:

                                                                December 31,
                                                            ---------------------
                                                                1998         1997
                                                            --------     --------
Revolving credit ......................................     $175,000     $     --
1997 Senior notes .....................................      150,000      150,000
1993 Senior notes .....................................      100,000      100,000
1993 Senior subordinated notes ........................      100,000      150,000
Monetary production payment ...........................       20,994       25,384
ENSTAR Alaska:
   Unsecured industrial development bonds .............        8,360        9,305
   Other unsecured notes ..............................       38,003       44,158
                                                            --------     --------
                                                             592,357      478,847
Less:  Current maturities .............................        7,147        7,097
       Unamortized debt discount ......................        2,535        2,733
                                                            --------     --------
                                                            $582,675     $469,017
                                                            ========     ========


         Revolving Credit -- The Company has a $500 million revolving credit facility ("Revolving Credit Facility"). At December 31, 1998, there was $175 million borrowed under the Revolving Credit Facility and $307 million of the unused commitment was immediately available. The Revolving Credit Facility bears interest, at Seagull's option, at LIBOR or prime rates plus applicable margins, ranging from none to 0.45%, or competitive bid rates. Actual interest rates varied from 5.3% to 6.4% for the year ended December 31, 1998.

         The Revolving Credit Facility contains certain covenants and restrictive provisions, including limitations on the incurrence of additional debt or liens, the declaration or payment of dividends and the repurchase or redemption of capital stock and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $130 million was available for payment of cash dividends on common stock or to repurchase common stock as of December 31, 1998.

         1997 Senior Notes -- In September 1997, Seagull issued $150 million of senior notes (the "1997 Senior Notes") offered at a public offering price of 99.544% of face value. The 1997 Senior Notes have a coupon of 7 1/2% paid semiannually and mature September 15, 2027. The 1997 Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund. The net proceeds of approximately $146 million were used to repay existing debt and for general corporate purposes. The 1997 Senior Notes represent unsecured obligations of the Company and rank pari passu with all other unsecured, unsubordinated obligations of the Company. The 1997 Senior Notes contain conditions and restrictive provisions including, among other things, restrictions on additional indebtedness by the Company and its subsidiaries and entering into sale and leaseback transactions.

         1993 Senior and Senior Subordinated Notes -- In July 1993, Seagull sold $100 million of senior notes (the "1993 Senior Notes") and $150 million of senior subordinated notes (the "1993 Senior Subordinated Notes") (collectively the "1993 Notes"). The 1993 Senior Notes bear interest at 7 7/8% per annum, are not redeemable prior to maturity or subject to any sinking fund and mature on August 1, 2003. The 1993 Senior Subordinated Notes bear interest at 8 5/8% per annum, are not subject to any sinking fund

                           SEAGULL ENERGY CORPORATION

and mature on August 1, 2005. On or after August 1, 2000, the 1993 Senior Subordinated Notes are redeemable at the option of the Company, in whole or in part, at redemption prices declining from 102.59% in 2000 to 100.00% in 2003 and thereafter (expressed as a percentage of principal amount), plus accrued interest to the redemption date. The 1993 Notes were issued at par and interest is paid semiannually.

         During 1998, the Company repurchased in open-market transactions approximately $50 million in aggregate principal amount of its Senior Subordinated Notes. These purchases were funded using borrowings under the Revolving Credit Facility. In connection with this repurchase, the Company recorded an after-tax extraordinary loss of $1 million, or $0.02 per basic and diluted share, during 1998. The extraordinary item includes a tax benefit of approximately $0.6 million.

         The 1993 Notes represent unsecured obligations of the Company. The 1993 Senior Notes rank pari passu with senior indebtedness of the Company while the 1993 Senior Subordinated Notes are subordinate in right of payment to all existing and future senior indebtedness of the Company. The 1993 Notes contain conditions and restrictive provisions including, among other things, restrictions on additional indebtedness by the Company and by its subsidiaries, the right of each note holder to have the notes repurchased by the Company at 101% of the principal amount upon a change in control, as well as restrictions on the incurrence of secured debt and entering into sale and leaseback transactions.

         Monetary Production Payment -- In September 1995, the Company sold certain Internal Revenue Code Section 29 tax credit-bearing properties for approximately $46 million in net proceeds. The transaction was recorded as a monetary production payment for accounting purposes. The investors receive the operating cash flow from the properties, less funds required for working capital purposes, and are expected to recoup their investment plus their required after-tax rate of return by 2000. Seagull's pre-tax effective interest rate is currently estimated to be approximately 4%.

         ENSTAR Alaska -- All long-term debt of ENSTAR Alaska is issued by a wholly owned subsidiary of Seagull in the form of senior unsecured notes. These senior unsecured notes bear interest at various fixed rates ranging from 7.75% to 8.81% with principal payments due 1999 through 2009. These senior unsecured notes of the subsidiary provide for restrictions on dividends, additional borrowings and purchases, redemptions or retirements of shares of capital stock, other than in stock of the subsidiary. Under the most restrictive provisions of these financing arrangements, ENSTAR Alaska had approximately $14 million available for the making of restricted investments, restricted stock payments and restricted subordinated debt payments as of December 31, 1998.

         Annual Maturities -- At December 31, 1998, the Company's aggregate annual maturities of long-term debt are $7 million, $30 million, $9 million, $3 million and $178 million for the years 1999, 2000, 2001, 2002 and 2003, respectively.

                           SEAGULL ENERGY CORPORATION


9.       OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities (stated in thousands) include the following:

                                                                    December 31,
                                                                 -------------------
                                                                    1998        1997
                                                                 -------     -------
Oil and gas imbalances (see Note 7) ........................     $14,834     $16,405
Refundable customer advances for construction ..............      12,978      11,940
Other ......................................................      23,356      22,823
                                                                 -------     -------
                                                                 $51,168     $51,168
                                                                 =======     =======


         Refundable Customer Advances for Construction -- Refundable customer advances for construction represent customer deposits received by ENSTAR Alaska for construction of main extensions refundable either wholly or in part over a period not to exceed 10 years.


10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The estimated fair values of the Company's financial instruments (stated in thousands) are summarized as follows:

                                                                                            December 31,
                                                                      ------------------------------------------------------
                                                                                 1998                        1997
                                                                      ------------------------      ------------------------
                                                                       CARRYING     ESTIMATED       Carrying      Estimated
                                                                        AMOUNT      FAIR VALUE        Amount      Fair Value
                                                                      ---------     ----------      ---------     ----------
Assets:
   Cash and cash equivalents ....................................     $  25,734      $  25,734      $  45,654      $  45,654

Liabilities:
   Refundable customer advances and deposits ....................       (15,799)       (14,705)       (14,725)       (11,880)
   Long-term debt ...............................................      (589,822)      (565,368)      (476,114)      (497,382)
Redeemable bearer shares ........................................       (15,462)        (6,556)       (15,691)        (6,186)
Commodity hedging instruments:
   In a receivable position .....................................            --             --             --            278
   In a payable position ........................................            --            (34)          (287)        (1,219)


         Cash And Cash Equivalents -- The carrying amount approximates fair value because of the short maturity of these instruments.

         Refundable Customer Advances And Deposits -- The fair value is based on discounted cash flow analyses utilizing a discount rate of 7.75% and 8.5% at December 31, 1998 and 1997,

                           SEAGULL ENERGY CORPORATION

respectively, with monthly payments ratably over the estimated period of deposit or advance refunding.

         Debt -- The fair value of the 1993 Notes, 1997 Senior Notes and ENSTAR Alaska debt is estimated based on quoted market prices for the same or similar issues. The fair value of the monetary production payment is estimated using discounted cash flow analyses utilizing a discount rate of approximately 4% at December 31, 1998 and 1997. The carrying amount of all other debt approximates fair value because these instruments bear interest at rates tied to current market rates.

         Redeemable Bearer Shares -- The fair value is determined based on the Company's estimate of the number of bearer shares that will be presented for redemption.

         Commodity Related Transactions -- The fair value of the company's commodity hedging instruments is the estimated amount the Company would receive or pay to settle the applicable commodity hedging instrument at the reporting date, taking into account the difference between New York Mercantile Exchange ("NYMEX") prices or index prices at year-end and the contract price of the commodity hedging instrument. Certain of the Company's commodity hedging instruments, primarily swaps and options, are off balance sheet transactions and, accordingly, no respective carrying amounts for these instruments were included in the accompanying consolidated balance sheets as of December 31, 1998 and 1997.


11.      REDEEMABLE BEARER SHARES

         In 1983, the Company became the successor issuer to Global Natural Resources PLC, a United Kingdom company, pursuant to the terms of a Scheme of Arrangement (the "Arrangement") under Section 206 of the English Companies Act. The effect of the Arrangement was to move the domicile of the parent company to the United States from the United Kingdom.

         Under the terms of the Arrangement, 24,270,876 common shares of Global were registered in the name of Hambros Trust ("Trust Shares"). The Trust Shares were held for the owners of bearer share warrants issued by Global Natural Resources PLC. The Arrangement provided that Trust Shares not claimed by July 26, 1988 be sold by the Trust and the sale proceeds together with earned interest used to satisfy subsequent claims by the holders of bearer share warrants. Holders of bearer shares were entitled to receive at their election either cash or Global shares on a share-for-share basis until July 1993, and only cash thereafter.

         In August 1993, Global received approximately $19 million, the remaining cash held by the Trust, in the form of an interest-free loan. The loan is repayable on demand only to the extent necessary to redeem bearer share warrants presented for exchange until July 2008. Each bearer share warrant presented during this period will be redeemed for $6.66. As of December 31, 1998 and 1997, there were 2,384,140 and 2,418,868 outstanding bearer share warrants, respectively. The loan is secured by a letter of credit issued under the Revolving Credit Facility. During 1998 and 1997 there were no drawings under the letter of credit. In July 2008, the obligation of the

                           SEAGULL ENERGY CORPORATION

Company to holders of bearer share warrants will cease, the interest-free loan will terminate, and any remaining cash will revert to the Company and be accounted for as an increase in additional paid-in capital.


12.      SHAREHOLDERS' EQUITY

         The following table reflects the activity in shares of the Company's common stock and treasury stock during the three years ended December 31, 1998:

                                                                                      Year Ended December 31,
                                                                           --------------------------------------------
                                                                               1998             1997            1996
                                                                           -----------      -----------     -----------
COMMON STOCK OUTSTANDING:
   Shares at beginning of year .......................................      63,877,442       63,073,287      65,983,199
   Exercise of employee stock options ................................         375,503          804,155         449,256
   Executive incentive compensation ..................................         134,879               --           3,000
   Retirement of treasury stock pursuant to Global Merger ............              --               --      (3,361,185)
   Other .............................................................              --               --            (983)
                                                                           -----------     -----------      -----------
   Shares at end of year .............................................      64,387,824       63,877,442      63,073,287
                                                                           ===========      ===========     ===========

TREASURY STOCK OUTSTANDING:
   Shares at beginning of year .......................................         861,314          361,314       3,729,823
   Acquisition of treasury stock .....................................              --          500,000              --
   Issuance of treasury stock to benefit plans .......................        (389,906)              --          (7,324)
   Retirement of treasury stock pursuant to Global Merger ............              --               --      (3,361,185)
   Other .............................................................             (32)              --              --
                                                                           -----------      -----------     -----------
   Shares at end of year .............................................         471,376          861,314         361,314
                                                                           ===========      ===========     ===========

         Preferred Stock -- The Company is authorized to issue 5,000,000 shares of preferred stock, par value $1.00 per share, in one or more series. There were no shares issued or outstanding as of December 31, 1998 and 1997.

         Preferred Share Purchase Rights -- Seagull has a Share Purchase Rights Plan to protect the Company's shareholders from coercive or unfair takeover tactics. Under this Plan, each outstanding share and each share of common stock subsequently issued has attached to it one Right, exercisable at $30.75, subject to certain adjustments. In December 1997, the Company amended the Share Purchase Rights Plan whereby, in the event a person or group acquires 10% or more of the outstanding common stock, or in the event the Company is acquired in a merger or other business combination or 50% or more of the Company's consolidated assets or earning power is sold, each Right entitles the holder to purchase $30.75 worth of shares of common stock of the Company or of the acquiring company, as the case may be, for half of the then-current, per-share market prices.

         The Rights, under certain circumstances, are redeemable at the option of Seagull's Board of Directors at a price of $0.01 per Right, within 10 days (subject to extension) following the day on which the acquiring person or group exceeds the 10% threshold. If any person or group acquires 10% or more (but less than 50%) of the Company's outstanding common stock, the

                           SEAGULL ENERGY CORPORATION

Board may, at its option, issue common stock in exchange for all or part of the outstanding and exercisable Rights (other than Rights owned by such person or group which would become null and void) at an exchange ratio of one share of common stock for each two shares of common stock for which each Right is then exercisable, subject to adjustment. The Rights expire on March 22, 1999.


13.      BENEFIT PLANS

         Stock Option Plans -- The Company currently has various stock option plans. The stock options become exercisable over a three to six year period and all options expire 10 years after the date of grant. At December 31, 1998, approximately two million shares of common stock were available for grant. Information relating to stock options is summarized as follows:

                                                      1998                         1997                    1996
                                             ----------------------     -----------------------    ----------------------
                                                          WEIGHTED                    Weighted                  Weighted
                                                           AVERAGE                     Average                   Average
                                                          EXERCISE                    Exercise                  Exercise
                                                          PRICE PER                   Price Per                 Price Per
                                               SHARES       SHARE         Shares        Share        Shares       Share
                                             ----------   ---------     ----------    ---------    ----------   ---------
Balance outstanding -
  Beginning of year ....................      4,598,252      $17.63      4,746,792      $16.15      4,501,920      $14.67
    Granted ............................      2,693,103      $13.73        983,200      $19.13        844,000      $21.79
     Exercised .........................       (375,503)     $ 7.19       (809,764)     $ 9.16       (449,256)     $ 9.80
     Forfeited .........................     (1,388,532)     $18.49       (321,976)     $21.33       (149,872)     $22.36
                                             ----------      ------     ----------      ------     ----------      ------
Balance outstanding -
  End of year ..........................      5,527,320      $16.22      4,598,252      $17.63      4,746,792      $16.15
                                             ----------      ------     ----------      ------     ----------      ------
Options exercisable -
      End of year ......................      2,884,010      $16.17      2,355,972      $14.97      2,417,492      $11.19
                                             ==========      ======     ==========      ======     ==========      ======


         The weighted average fair value of stock options granted during 1998, 1997 and 1996 was $6.87, $9.28 and $10.77 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. The model assumed expected volatility of 50%, 44% and 43%, weighted average risk-free interest rates of 5.2%, 6.3% and 6.5%, for grants in 1998, 1997 and 1996, respectively, and an expected life of three years after the vesting term. As Seagull has not declared dividends since it became a public entity, no dividend yield was used. Actual value realized, if any, is dependent on the future performance of Seagull common stock and overall stock market conditions. There is no assurance the value realized by an optionee will be at or near the value estimated by the Black-Scholes model.

                           SEAGULL ENERGY CORPORATION


         Information relating to stock options outstanding at December 31, 1998 is summarized as follows:

                                     Options Outstanding                            Options Exercisable
                     ------------------------------------------------------  ---------------------------------

                                             Weighted           Weighted         Number
                     Number Outstanding      Average            Average      Exercisable at      Weighted
    Range of          at December 31,       Remaining        Exercise Price   December 31,    Average Exercise
Exercise Prices           1998           Contractual Life       Per Share         1998         Price Per Share
---------------      ------------------  ----------------    --------------  --------------  -----------------
$ 5.89 - $11.25           753,896           2 years          $    8.50         731,680          $    8.48
$11.26 - $11.75         1,161,196          10 years          $   11.69         200,000          $   11.69
$11.76 - $16.50         1,132,040           5 years          $   14.04         679,776          $   13.24
$16.51 - $18.85         1,123,975           8 years          $   18.28         365,600          $   18.24
$18.86 - $26.38         1,356,213           6 years          $   24.51         906,954          $   24.74
                     ------------------  ----------------  -------------     --------------  -----------------
$5.89 - $26.38          5,527,320           6 years          $   16.22       2,884,010          $   16.17
                     ==================  ================  =============     ==============  =================


         Substantially all of Seagull's options must be granted at the fair market value of Seagull's common stock on the New York Stock Exchange on the date of grant. The remaining stock options may have an exercise price not less than 50% of the fair market value of Seagull's common stock on the date of grant. All outstanding options were issued at the fair market value of Seagull's common stock. Accordingly as discussed in Note 2 for the years ended December 31, 1998, 1997 and 1996, no compensation expense relating to these options was recognized in the Company's results of operations. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards made after December 31, 1994 under those plans, the Company's net income (loss) and earnings (loss) per share would have been restated to the pro forma amounts (stated in thousands except per-share data) indicated below:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                       1998             1997              1996
                                                                  ---------------   --------------    --------------
Net income (loss):         As reported........................      $  (96,696)       $   49,130        $   28,961
                           Pro forma..........................        (102,351)           44,641            26,429

Earnings (loss) per share:
   Basic:                  As reported........................           (1.53)             0.78              0.46
                           Pro forma..........................           (1.62)             0.71              0.42

   Diluted:                As reported........................           (1.53)             0.77              0.46
                           Pro forma..........................           (1.62)             0.70              0.42


         Under the provisions of SFAS No. 123, the pro forma disclosures above include only the effects of stock options granted by Seagull subsequent to December 31, 1994. During this initial phase-in period, the pro forma disclosures as required by SFAS No. 123 are not representative of the effects on reported net income for future years as options vest over several years and additional awards are generally made each year.

         Defined Benefit Plans - The Company has two defined benefit retirement plans which cover ENSTAR Alaska's salaried, clerical and operating employees. Determination of benefits

                           SEAGULL ENERGY CORPORATION

for the salaried employees is based upon a combination of years of service and final monthly compensation. Benefits for operating and clerical employees are based solely on years of service. The Company's policy is to fund the minimum contributions required by applicable regulations. The net pension costs are included in operations and maintenance expenses.

         Global sponsored a defined benefit pension plan which covered substantially all of Global's U.S. employees. The plan provided benefits based on the employee's years of service and compensation during the years immediately preceding retirement. During 1997, the Company terminated this defined benefit pension plan and participants were paid the present value of their accrued benefits. Termination of this plan did not have a material effect on Seagull's financial position or results of operations.

         The following tables (stated in thousands) detail the components of pension income and expense, the funded status of the Company's plans, amounts recognized in the Company's consolidated balance sheets and major assumptions used to determine these projected benefit obligations. Certain assumptions are based on factors, such as interest rates and long-term rates of return on investments, which are subject to change due to forces beyond the Company's control. Changes in the various assumptions utilized could have a significant effect on the amounts reported.

                           SEAGULL ENERGY CORPORATION

                                                                                           December 31,
                                                                                     -----------------------
                                                                                         1998           1997
                                                                                     --------       --------
Change in benefit obligation:
    Benefit obligation at beginning of year ....................................     $ 13,623       $ 17,994
    Service cost ...............................................................          535            479
    Interest cost ..............................................................          933          1,211
    Actuarial gain .............................................................          453            407
    Benefits paid ..............................................................         (388)          (654)
    Settlements ................................................................           --         (5,814)
                                                                                     --------       --------
    Benefit obligation at end of year ..........................................     $ 15,156       $ 13,623
                                                                                     ========       ========

Benefit obligation at end of year:
    Plans with benefit obligation in excess of assets ..........................     $     --       $  9,069
    Plans with assets in excess of benefit obligation ..........................       15,156          4,554
                                                                                     --------       --------
                                                                                     $ 15,156       $ 13,623
                                                                                     ========       ========

Change in plan assets:
    Fair value of plan assets at beginning of year .............................     $ 13,859       $ 16,453
    Actual return on plan assets ...............................................        3,241          3,355
    Employer contribution ......................................................           --            520
    Benefits paid ..............................................................         (388)          (655)
    Settlements ................................................................           --         (5,814)
                                                                                     --------       --------
    Fair value of plan assets at end of year ...................................       16,712       $ 13,859
                                                                                     ========       ========

Fair value of plan assets at end of year:
    Plans with benefit obligation in excess of assets ..........................     $     --       $  8,548
    Plans with assets in excess of benefit obligation ..........................       16,712          5,311
                                                                                     --------       --------
                                                                                     $ 16,712       $ 13,859
                                                                                     ========       ========

Funded status ..................................................................     $  1,556       $    236
Unamortized prior service cost .................................................           70             80
Unrecognized net (gain) loss ...................................................       (2,731)        (1,045)
Unrecognized net obligation arising out of the initial application of SFAS
   No. 87, amortized over 15 years to 18 years .................................          225            309
                                                                                     --------       --------
Accrued pension cost ...........................................................     $   (880)      $   (420)
                                                                                     ========       ========

Weighted average rate assumptions:
    Discount rate ..............................................................         6.75%             7%
    Rate of increase in future compensation ....................................            3%             3%
    Expected long-term rate of return on plan assets ...........................            8%             8%


                                                                       Year Ended December 31,
                                                                 ---------------------------------
                                                                    1998         1997         1996
                                                                 -------      -------      -------
Components of net pension cost:
    Service cost-benefits earned during the period .........     $   535      $   479      $ 1,025
    Interest cost on projected benefit obligation ..........         932          900        1,212
    Expected return on plan assets .........................      (1,104)        (837)      (1,633)
    Net amortization and deferral ..........................          96           96          863
                                                                 -------      -------      -------
Net periodic pension cost ..................................     $   459      $   638      $ 1,467
                                                                 =======      =======      =======

                           SEAGULL ENERGY CORPORATION

         Employee Stock Ownership Plan -- On November 15, 1989, the Company formed the Seagull Employee Stock Ownership Plan (the "ESOP") for the benefit of the non-Alaskan employees of the Company. The ESOP borrowed from the Company $8 million at an interest rate of 10 percent per annum to be repaid in twelve equal annual installments of principal and interest. The ESOP used the borrowed funds and the 1989 contributions from the Company to purchase 948,150 shares of Common Stock at $8.438 per share from Seagull's treasury. The purchase price was based upon the closing price of the Common Stock on the New York Stock Exchange on the date the ESOP was formed.

         The promissory note has been and will be funded entirely by contributions from Seagull. Such contributions, included in operations and maintenance expenses and administrative expenses, were approximately $0.8 million, $1.3 million and $0.6 million in 1998, 1997 and 1996, respectively. In 1997, the Company increased its contributions to the ESOP to reflect an allocation to participants equal to approximately 10.5% of the eligible participants' annual compensation. To meet this goal in 1998, the Company contributed 389,906 shares of treasury stock to the ESOP and recorded additional expense of $2.5 million.

         Other Benefit Plans -- The Company has various other benefit plans, primarily in the form of profit sharing and thrift plans. Collectively, Company contributions to these plans were approximately $4 million in 1998 and $3 million in both 1997 and 1996 and were included in operations and maintenance expenses and general and administrative expenses.


14.      INCOME TAXES

         The income (loss) before income taxes and the components of income tax expense (benefit) for each of the years ended December 31, 1998, 1997 and 1996 (stated in thousands) were as follows:

                                                                               Year Ended December 31,
                                                                      ---------------------------------------
                                                                        1998           1997           1996
                                                                      ---------      ---------      ---------
Income (loss) before income taxes and extraordinary item:
   Domestic .....................................................     $ (41,555)     $  43,530      $  38,200
   Foreign ......................................................       (92,366)        42,670         16,656
                                                                      ---------      ---------      ---------
                                                                      $(133,921)     $  86,200      $  54,856
                                                                      =========      =========      =========

Current income tax expense (benefit):
   Federal ......................................................     $     508      $   3,503      $    (643)
   Foreign ......................................................         9,476         22,899         17,737
   State ........................................................          (775)         1,250            100
                                                                      ---------      ---------      ---------
     Total current ..............................................         9,209         27,652         17,194
Deferred  income tax expense (benefit):
   Federal ......................................................       (41,446)         5,787          7,605
   Foreign ......................................................        (4,091)         3,893            815
   State ........................................................        (1,928)          (262)           281
                                                                      ---------      ---------      ---------
     Total deferred .............................................       (47,465)         9,418          8,701
                                                                      ---------      ---------      ---------
Income tax expense (benefit) ....................................     $ (38,256)     $  37,070      $  25,895
                                                                      =========      =========      =========

                           SEAGULL ENERGY CORPORATION

         In addition to the income tax expense (benefit) detailed above, the Company had income tax benefits, related to the tax effect of compensation expense, of none, $3 million and $1 million for each of the years ended December 31, 1998, 1997 and 1996, respectively, which were recorded in additional paid-in capital.

         Income tax expense (benefit) for each of the years ended December 31, 1998, 1997 and 1996 (stated in thousands) was different than the amount computed using the federal statutory rate (35%) for the following reasons:

                                                                                   Year Ended December 31,
                                                                           ------------------------------------
                                                                             1998          1997          1996
                                                                           --------      --------      --------
Amount computed using the statutory rate .............................     $(46,872)     $ 30,170      $ 19,200
Increase (reduction) in taxes resulting from:
   Utilization of Internal Revenue Code Section 29 credits ...........           --           (81)         (171)
   State income taxes, net of federal income tax benefits ............       (1,757)          642           248
   Taxation of foreign operations, net of federal income tax
     benefits ........................................................        2,139         6,209        13,613
   Increase (decrease) in deferred tax asset valuation allowance .....        7,380            --        (8,430)
   Other .............................................................          854           130         1,435
                                                                           --------      --------      --------
Income tax expense (benefit) .........................................     $(38,256)     $ 37,070      $ 25,895
                                                                           ========      ========      ========


         The increase in the valuation allowance for the year ended December 31, 1998 of $7.4 million includes approximately $1.2 million for investment tax credit carryforwards that will expire in the years 1999 and 2000, while the remaining increase is related to net operating losses. Both increases are due to management's belief that, due to events occurring in the year of change, it is more likely than not that such deferred tax assets will not be realized.

         The net decrease in the valuation allowance for the year ended December 31, 1996 of approximately $8 million included $6 million related to the utilization in 1996 of net operating losses. The remaining change for 1996 is related to management's belief that, due to events occurring in the year of change, it is more likely than not such deferred tax assets, for which a valuation allowance had previously been established, will be realized.

         The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 1998, 1997 and 1996 (stated in thousands) were as follows:

                                                                                 Year Ended December 31,
                                                                           -----------------------------------
                                                                             1998          1997         1996
                                                                           --------      --------     --------
Deferred tax expense (benefit) exclusive of the effects of
   other  components listed below ....................................     $(54,845)     $  9,418     $ 17,131
Increase (decrease) in deferred tax asset valuation allowance ........        7,380            --       (8,430)
                                                                           --------      --------     --------
                                                                           $(47,465)     $  9,418     $  8,701
                                                                           ========      ========     ========

                           SEAGULL ENERGY CORPORATION

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax liabilities and deferred tax assets as of December 31, 1998, 1997 and 1996 (stated in thousands) were as follows:

                                                                                    Year Ended December 31,
                                                                           ------------------------------------
                                                                             1998          1997          1996
                                                                           --------      --------      --------
Deferred tax liabilities:
   Property, plant and equipment, due to differences in
     depreciation, depletion and amortization ........................     $ 45,886      $ 49,815      $ 66,242
   Other .............................................................           --           456           583
                                                                           --------      --------      --------
Deferred tax liabilities .............................................       45,886        50,271        66,825
                                                                           --------      --------      --------

Deferred tax assets:
   Minimum tax credit carryforwards ..................................      (16,035)      (16,352)      (15,972)
   Investment tax credit carryforwards (expiring in 1999 and
     2000) ...........................................................       (1,168)       (1,462)       (1,851)
   Net operating loss carryforwards ..................................      (38,594)           --        (1,727)
   Capital loss carryback ............................................       (1,097)       (2,847)           --
   Deferred compensation/retirement related items ....................       (5,775)       (5,390)       (5,464)
   Contingent considerations .........................................       (1,081)       (4,897)       (5,018)
   Notes receivable ..................................................           --        (5,262)       (6,209)
   Other .............................................................       (5,485)       (4,364)       (3,636)
                                                                           --------      --------      --------
Deferred tax assets ..................................................      (69,235)      (40,574)      (39,877)
Less - valuation allowance ...........................................        7,380            --            --
                                                                           --------      --------      --------
Net deferred tax assets ..............................................      (61,855)      (40,574)      (39,877)
Less - reclassification to current deferred ..........................        3,164         4,429         4,073
                                                                           --------      --------      --------
Non-current deferred tax assets ......................................      (58,691)      (36,145)      (35,804)
                                                                           --------      --------      --------
Net non-current deferred tax liabilities (assets) ....................     $(12,805)     $ 14,126      $ 31,021
                                                                           ========      ========      ========

                           SEAGULL ENERGY CORPORATION

15.      BUSINESS SEGMENTS

         Information on the Company's operations by business segment (stated in thousands) is summarized as follows:

                                                                       Year Ended December 31,
                                                            ---------------------------------------------
                                                                1998             1997             1996
                                                            -----------      -----------      -----------
REVENUES:
   Oil and gas operations .............................     $   332,579      $   453,648      $   419,595
   Alaska transmission and distribution ...............          93,592           95,719           97,616
                                                            -----------      -----------      -----------
                                                            $   426,171      $   549,367      $   517,211
                                                            ===========      ===========      ===========

OPERATING PROFIT (LOSS):
   Oil and gas operations .............................     $   (99,544)     $   106,983      $    97,192
   Alaska transmission and distribution ...............          23,143           22,588           25,781
   Corporate ..........................................         (21,803)         (19,095)         (19,530)
                                                            -----------      -----------      -----------
                                                            $   (98,204)     $   110,476      $   103,443
                                                            ===========      ===========      ===========

DEPRECIATION, DEPLETION AND AMORTIZATION:
   Oil and gas operations .............................     $   156,905      $   160,197      $   145,382
   Alaska transmission and distribution ...............           8,529            8,368            8,190
   Corporate ..........................................           3,935            2,951            2,097
                                                            -----------      -----------      -----------
                                                            $   169,369      $   171,516      $   155,669
                                                            ===========      ===========      ===========

TOTAL ASSETS:
   Oil and gas operations .............................     $ 1,181,720      $ 1,161,108      $ 1,267,481
   Alaska transmission and distribution ...............         191,024          184,422          189,867
   Corporate ..........................................          43,346           65,536           57,715
                                                            -----------      -----------      -----------
                                                            $ 1,416,090      $ 1,411,066      $ 1,515,063
                                                            ===========      ===========      ===========

CAPITAL EXPENDITURES:
   Oil and gas operations:
     Leasehold ........................................     $    40,718      $    23,141      $    12,986
     Exploration ......................................          83,526           95,681           77,774
     Development ......................................         132,331          137,806          108,763
                                                            -----------      -----------      -----------
                                                                256,575          256,628          199,523
     Other oil and gas operations .....................             788              885              228
                                                            -----------      -----------      -----------
   Total oil and gas operations .......................         257,363          257,513          199,751
   Alaska transmission and distribution ...............           9,626            9,607            9,287
   Corporate ..........................................           8,308            8,488            4,424
                                                            -----------      -----------      -----------
                                                            $   275,297      $   275,608      $   213,462
                                                            ===========      ===========      ===========

ACQUISITIONS, NET OF CASH ACQUIRED:
   Acquisitions of oil and gas properties .............     $   126,895      $    17,665      $    90,867
   Acquisitions of other assets and liabilities .......           2,381               --           13,553
                                                            -----------      -----------      -----------
                                                            $   129,276      $    17,665      $   104,420
                                                            ===========      ===========      ===========

                           SEAGULL ENERGY CORPORATION

16.      COMMITMENTS AND CONTINGENCIES

         Lease Commitments -- The Company leases certain office space and equipment under operating lease arrangements which contain renewal options and escalation clauses. Future minimum rental payments under these leases range between $3 million and $4 million in each of the years 1999-2003, and total $6 million for all subsequent years. Total rental expense under operating leases was approximately $4 million in 1998 and $3 million in 1997 and 1996.

         Royalty Litigation -- Increasingly, royalty owners under oil and gas leases are challenging valuation methodology and post-production deductions used by producers. These cases have arisen because oil and gas producers such as Seagull have begun to provide services that had previously been provided by the interstate gas pipelines prior to the "unbundling" of gas services. For example, in 1996, Seagull was sued in Anne K. Barnaby, et al. v. Seagull Mid-South Inc. This case is pending in state court of Latimer County, Oklahoma. The plaintiffs sought a state-wide class certification in this case which was denied by the court in April 1998. In October 1998, the plaintiffs filed a motion to again seek class certification which Seagull timely objected to. In this case, the plaintiffs seek additional royalties based upon the alleged deduction by Seagull of post-production costs, such as those related to gathering, compression, dehydration and treating. In addition, the plaintiffs have questioned the sales price used by Seagull as a basis for calculating royalties to the extent that sales were made to Seagull's gas marketing subsidiary. While Seagull intends to vigorously defend this case, the Company cannot predict the outcome of these matters.

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

                           SEAGULL ENERGY CORPORATION

17.      SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

               CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING
                        ACTIVITIES (AMOUNTS IN THOUSANDS)

                                               United                         Cote
                                               States          Egypt        d'Ivoire      Tatarstan         Other         Total
                                             ----------     ----------     ----------    -----------     ----------     ----------
AT DECEMBER 31, 1998:
   PROVED ..............................     $1,556,757     $  240,897     $   48,358     $   25,745     $    3,962     $1,875,719
   UNPROVED ............................         84,890         16,599             --             --             --        101,489
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                              1,641,647        257,496         48,358         25,745          3,962      1,977,208

   ACCUMULATED DEPRECIATION,
     DEPLETION AND AMORTIZATION ........        790,208        128,249         22,997         12,338          3,173        956,965
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                             $  851,439     $  129,247     $   25,361     $   13,407     $      789     $1,020,243
                                             ==========     ==========     ==========     ==========     ==========     ==========

At December 31, 1997:

   Proved ..............................     $1,421,004     $  174,702     $   45,343     $   22,500     $    3,962     $1,667,511
   Unproved ............................         52,449         22,101            664             --             --         75,214
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                              1,473,453        196,803         46,007         22,500          3,962      1,742,725
Accumulated depreciation,
     depletion and amortization ........        732,627         28,769         15,835          8,810          3,042        789,083
                                             ----------     ----------     ----------     ----------     ----------     ----------
                                             $  740,826     $  168,034     $   30,172     $   13,690     $      920     $  953,642
                                             ==========     ==========     ==========     ==========     ==========     ==========


               COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES (AMOUNTS IN THOUSANDS)


                                              United                    Cote
                                              States       Egypt       d'Ivoire    Tatarstan      Other         Total
                                             --------     --------     --------    ---------     --------     --------
YEAR  ENDED DECEMBER 31, 1998:
ACQUISITION COSTS:
   PROVED ..............................     $126,739     $     --     $     --     $     --     $     --     $126,739
   UNPROVED ............................       29,986       10,880            8           --           --       40,874
EXPLORATION COSTS ......................       55,588       25,355        2,573           --           10       83,526
DEVELOPMENT COSTS ......................       84,726       42,966          995        3,644           --      132,331
                                             --------     --------     --------     --------     --------     --------
                                             $297,039     $ 79,201     $  3,576     $  3,644     $     10     $383,470
                                             ========     ========     ========     ========     ========     ========

Year ended December 31, 1997:
Acquisition costs:
   Proved ..............................     $  7,382     $  4,542     $     --     $     --     $     54     $ 11,978
   Unproved ............................       21,886        6,285           53           --          604       28,828
Exploration costs ......................       51,058       38,086        3,357          181        2,999       95,681
Development costs ......................       68,059       43,900       10,801        5,297        9,749      137,806
                                             --------     --------     --------     --------     --------     --------
                                             $148,385     $ 92,813     $ 14,211     $  5,478     $ 13,406     $274,293
                                             ========     ========     ========     ========     ========     ========

Year ended December 31, 1996:
Acquisition costs:
    Proved .............................     $ 29,102     $ 56,051     $     --     $     --     $  1,000     $ 86,153
    Unproved ...........................       10,371        5,584          782           --          963       17,700
Exploration costs ......................       64,066        6,934        2,823           --        3,951       77,774
Development costs ......................       65,309       25,176        3,255        4,031       10,992      108,763
                                             --------     --------     --------     --------     --------     --------
                                             $168,848     $ 93,745     $  6,860     $  4,031     $ 16,906     $290,390
                                             ========     ========     ========     ========     ========     ========

                           SEAGULL ENERGY CORPORATION

                 RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING
                      ACTIVITIES (AMOUNTS IN THOUSANDS)(1)

                                               United                        Cote
                                               States         Egypt        d'Ivoire     Tatarstan        Other(2)       Total
                                             ---------     ---------      ---------     ----------      ---------     ---------
 YEAR ENDED DECEMBER 31, 1998:
   REVENUES ............................     $ 233,989     $  48,155      $   8,709      $  11,475      $   7,593     $ 309,921
   OPERATING EXPENSE(3) ................        76,403        17,461          2,728         11,995          1,839       110,426
   EXPLORATION CHARGES .................        43,309        11,139          1,813            339          3,187        59,787
   DD&A(4) .............................       112,339        31,215          7,895          3,738            136       155,323
   IMPAIRMENT OF OIL AND
    GAS ASSETS .........................            --        73,629             --             --             --        73,629
   INCOME TAX EXPENSE
    (BENEFIT)(5) .......................           678       (21,708)        (1,304)        (2,133)         3,408       (21,059)
                                             ---------     ---------      ---------      ---------      ---------     ---------
   RESULTS OF ACTIVITIES ...............     $   1,260     $ (63,581)     $  (2,423)     $  (2,464)     $    (977)    $ (68,185)
                                             =========     =========      =========      =========      =========     =========

 Year Ended December 31, 1997:
   Revenues ............................     $ 290,337     $  61,772      $  15,995      $  21,558      $  39,657     $ 429,319
   Operating expense(3) ................        75,692        11,701          3,864         13,994         10,462       115,713
   Exploration charges .................        31,259         2,553          3,218            (48)         5,103        42,085
   DD&A(4) .............................       116,257        21,615          9,641          3,093          7,999       158,605
   Income tax expense(5) ...............        23,495        11,763          2,474            811         11,745        50,288
                                             ---------     ---------      ---------      ---------      ---------     ---------
   Results of activities ...............     $  43,634     $  14,140      $  (3,202)     $   3,708      $   4,348     $  62,628
                                             =========     =========      =========      =========      =========     =========

 Year Ended December 31, 1996:
   Revenues ............................     $ 282,508     $  28,126      $  12,798      $  15,626      $  49,956     $ 389,014
   Operating expense(3) ................        68,409         5,806          2,673         11,364         13,906       102,158
   Exploration charges .................        36,098         2,725          5,401           (133)         6,681        50,772
   DD&A(4) .............................       110,989         7,416          4,151          2,830         18,123       143,509
   Income tax expense(5) ...............        23,047         5,579          2,158            541         10,274        41,599
                                             ---------     ---------      ---------      ---------      ---------     ---------
   Results of activities ...............     $  43,965     $   6,600      $  (1,585)     $   1,024      $     972     $  50,976
                                             =========     =========      =========      =========      =========     =========

(1) Excludes revenues and expenses associated with pipeline and marketing activities, interest expense and general corporate expenses. Revenues and expenses associated with pipeline and marketing activities are directly related to Oil and Gas Operations with regard to segment reporting as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, but are not part of Disclosures about Oil and Gas Producing Activities as defined by SFAS No. 69.

(2) Includes the Company's Canadian oil and gas operations, which were sold in October 1997.

(3) Operating expense represents cost incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, labor, materials, supplies, property taxes, insurance, severance taxes, transportation costs and all overhead expenses directly related to oil and gas producing activities.

(4)  DD&A represents depreciation, depletion and amortization.

(5) Income tax expense (benefit) is calculated by applying the statutory tax rate to operating profit, then adjusting for any applicable permanent tax differences or tax credits and allowances.

                           SEAGULL ENERGY CORPORATION

                          RESERVE QUANTITY INFORMATION

                                                United                     Cote
                                                States      Egypt        d'Ivoire     Tatarstan       Other(2)       Total
                                             ---------     --------      --------     ---------      ---------     --------
PROVED RESERVES (MBOE):
 JANUARY 1, 1998 .......................      148,549        35,301         5,351        16,455        11,294       216,950
   REVISIONS OF PREVIOUS ESTIMATES .....       (5,577)       (5,106)          281        (1,929)          873       (11,458)
   EXTENSIONS AND DISCOVERIES ..........       15,356         1,830           165            --            --        17,351
   PURCHASES OF RESERVES IN PLACE ......       17,600            --            --            --            --        17,600
   SALES OF RESERVES IN PLACE ..........      (10,006)           --            --            --            --       (10,006)
   PRODUCTION ..........................      (19,171)       (4,053)         (878)       (1,496)         (549)      (26,147)
                                             --------      --------      --------      --------      --------      --------
DECEMBER 31, 1998 (1) ..................      146,751        27,972         4,919        13,030        11,618       204,290
                                             ========      ========      ========      ========      ========      ========

 January 1, 1997 .......................      155,847        25,965         5,132        16,338        54,675       257,957
   Revisions of previous estimates .....       (1,744)        3,752           978        (3,155)        8,914         8,745
   Extensions and discoveries ..........       14,150         7,796           219         4,784        11,105        38,054
   Purchases of reserves in place ......        1,157         1,171            --            --            --         2,328
   Sales of reserves in place ..........         (666)           --            --            --       (60,189)      (60,855)
   Production ..........................      (20,195)       (3,383)         (978)       (1,512)       (3,211)      (29,279)
                                             --------      --------      --------      --------      --------      --------
December 31, 1997 (1)...................      148,549        35,301         5,351        16,455        11,294       216,950
                                             ========      ========      ========      ========      ========      ========

 January 1, 1996 .......................      153,794         8,151         6,521        15,570        59,116       243,152
   Revisions of previous estimates .....        4,021           386          (900)          651        (3,231)          927
   Extensions and discoveries ..........       12,769         1,798           263         1,234         5,261        21,325
   Purchases of reserves in place ......        6,217        16,935            --            --           288        23,440
   Sales of reserves in place ..........          (20)           --            --            --        (2,075)       (2,095)
   Production ..........................      (20,934)       (1,305)         (752)       (1,117)       (4,684)      (28,792)
                                             --------      --------      --------      --------      --------      --------
December 31, 1996 (1)...................      155,847        25,965         5,132        16,338        54,675       257,957
                                             ========      ========      ========      ========      ========      ========

PROVED DEVELOPED RESERVES (MBOE):
   DECEMBER 31, 1998 ...................      123,907        16,534         3,572        10,170         8,748       162,931
   December 31, 1997 ...................      126,439        20,706         4,004        10,919        11,294       173,362
   December 31, 1996 ...................      127,871        14,502         3,092        10,806        46,678       202,949

(1) At December 31, 1998, 1997 and 1996, approximately 11,558 MBOE, 12,963 MBOE and 14,072 MBOE, respectively, were dedicated to the monetary production payment.

(2) Other primarily includes Seagull's interests in Indonesia. For 1997 and 1996, other also includes the Canadian oil and gas operations, which were sold in October 1997.


         The reserve volumes presented are estimates only and should not be construed as being exact quantities. These reserves may or may not be recovered and may increase or decrease as a result of future operations of the Company and changes in economic conditions.

                           SEAGULL ENERGY CORPORATION

                          RESERVE QUANTITY INFORMATION

                                                    United                    Cote
                                                    States        Egypt     d'Ivoire     Tatarstan        Other(2)       Total
                                                  ----------   ----------   ----------   ----------      ----------   ----------
PROVED OIL RESERVES (MBBL):
JANUARY 1, 1998 .............................         18,541       35,003        1,212       16,455           1,074       72,285
   REVISIONS OF PREVIOUS ESTIMATES ..........         (3,401)      (5,248)         114       (1,929)            279      (10,185)
   EXTENSION AND DISCOVERIES ................            886        1,828          131           --              --        2,845
   PURCHASES OF RESERVES IN PLACE ...........          1,734           --           --           --              --        1,734
   SALES OF RESERVES IN PLACE ...............         (1,832)          --           --           --              --       (1,832)
   PRODUCTION ...............................         (1,834)      (4,002)        (360)      (1,496)            (72)      (7,764)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
DECEMBER 31, 1998 (1) .......................         14,094       27,581        1,097       13,030           1,281       57,083
                                                  ==========   ==========   ==========   ==========      ==========   ==========

January 1, 1997 .............................         19,885       25,724        1,525       16,338           4,850       68,322
   Revisions of previous estimates ..........           (487)       3,708          263       (3,155)          2,142        2,471
   Extension and discoveries ................            754        7,783           27        4,784             969       14,317
   Purchases of reserves in place ...........            204        1,171           --           --              --        1,375
   Sales of reserves in place ...............            (52)          --           --           --          (6,588)      (6,640)
   Production ...............................         (1,763)      (3,383)        (603)      (1,512)           (299)      (7,560)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
December 31, 1997 (1) .......................         18,541       35,003        1,212       16,455           1,074       72,285
                                                  ==========   ==========   ==========   ==========      ==========   ==========

January 1, 1996 .............................         20,163        7,918        3,010       15,570           4,820       51,481
   Revisions of previous estimates ..........           (800)         384       (1,038)         651             (24)        (827)
   Extension and discoveries ................          1,656        1,792           64        1,234             916        5,662
   Purchases of reserves in place ...........            429       16,935           --           --              21       17,385
   Sales of reserves in place ...............             (2)          --           --           --            (471)        (473)
   Production ...............................         (1,561)      (1,305)        (511)      (1,117)           (412)      (4,906)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
December 31, 1996 (1) .......................         19,885       25,724        1,525       16,338           4,850       68,322
                                                  ==========   ==========   ==========   ==========      ==========   ==========
PROVED DEVELOPED OIL RESERVES (MBBL):
   DECEMBER 31, 1998 ........................         10,810       16,252          761       10,170           1,052       39,045
   December 31, 1997 ........................         14,406       20,452          866       10,919           1,074       47,717
   December 31, 1996 ........................         12,855       14,336        1,035       10,806           3,849       42,881

PROVED GAS RESERVES (MMCF):
JANUARY 1, 1998 .............................        780,046        1,786       24,835           --          61,324      867,991
   REVISIONS OF PREVIOUS ESTIMATES ..........        (13,052)         854          997           --           3,563       (7,638)
   EXTENSION AND DISCOVERIES ................         86,821            6          206           --              --       87,033
   PURCHASES OF RESERVES IN PLACE ...........         95,195           --           --           --              --       95,195
   SALES OF RESERVES IN PLACE ...............        (49,044)          --           --           --              --      (49,044)
   PRODUCTION ...............................       (104,022)        (301)      (3,106)          --          (2,867)    (110,296)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
DECEMBER 31, 1998 (1) .......................        795,944        2,345       22,932           --          62,020      883,241
                                                  ==========   ==========   ==========   ==========      ==========   ==========

January 1, 1997 .............................        815,781        1,447       21,644           --         298,961    1,137,833
   Revisions of previous estimates ..........         (7,548)         256        4,287           --          40,630       37,625
   Extension and discoveries ................         80,372           83        1,149           --          60,817      142,421
   Purchases of reserves in place ...........          5,717           --           --           --              --        5,717
   Sales of reserves in place ...............         (3,681)          --           --           --        (321,609)    (325,290)
   Production ...............................       (110,595)          --       (2,245)          --         (17,475)    (130,315)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
December 31, 1997 (1) .......................        780,046        1,786       24,835           --          61,324      867,991
                                                  ==========   ==========   ==========   ==========      ==========   ==========

January 1, 1996 .............................        801,797        1,399       21,066           --         325,784    1,150,046
   Revisions of previous estimates ..........         28,925           13          828           --         (19,240)      10,526
   Extension and discoveries ................         66,678           35        1,195           --          26,071       93,979
   Purchases of reserves in place ...........         34,729           --           --           --           1,603       36,332
   Sales of reserves in place ...............           (110)          --           --           --          (9,625)      (9,735)
   Production ...............................       (116,238)          --       (1,445)          --         (25,632)    (143,315)
                                                  ----------   ----------   ----------   ----------      ----------   ----------
December 31, 1996 (1) .......................        815,781        1,447       21,644           --         298,961    1,137,833
                                                  ==========   ==========   ==========   ==========      ==========   ==========
PROVED DEVELOPED GAS RESERVES (MMCF):
   DECEMBER 31, 1998 ........................        678,579        1,693       16,868           --          46,175      743,315
   December 31, 1997 ........................        672,195        1,522       18,826           --          61,324      753,867
   December 31, 1996 ........................        690,095          993       12,344           --         256,976      960,408

(1) Year-end reserves include 1,888, 2,079 and 2,248 Mbbl of oil and 58,019, 65,306 and 70,914 MMcf of gas dedicated to the monetary production payment for 1998, 1997 and 1996, respectively.

(2) Other primarily includes Seagull's interests in Indonesia. For 1997 and 1996, other also includes the Canadian oil and gas operations, which were sold in October 1997.

                           SEAGULL ENERGY CORPORATION

         The Company's standardized measure of discounted future net cash flows as of December 31, 1998 and 1997 and changes therein for each of the years 1998, 1997 and 1996 are provided based on the present value of future net revenues from proved oil and gas reserves estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission. These estimates were computed by applying appropriate year-end prices for oil and gas to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing operating conditions. Year-end 1998 calculations were made using prices of $9.06 per Bbl and $2.03 per Mcf for oil and gas, respectively. The Company's average realized prices for the year ended December 31, 1998 were $10.93 per Bbl and $2.04 per Mcf for oil and gas, respectively. Seagull's average prices for the month ended January 31, 1999 were $9.63 per Bbl and $1.79 per Mcf for oil and gas, respectively. Because the disclosure requirements are standardized, significant changes can occur in these estimates based upon oil and gas prices in effect at year-end. The following estimates should not be viewed as an estimate of fair market value. Income taxes are computed by applying the statutory income tax rate in the jurisdiction to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to appropriate net operating loss carryforwards, tax credits and allowances relating to such properties.


 STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (AMOUNTS IN THOUSANDS)

                                               United                        Cote
                                               States         Egypt        d'Ivoire      Tatarstan         Other          Total
                                            -----------    -----------    -----------   ------------    -----------    -----------
DECEMBER 31, 1998:
   FUTURE CASH INFLOWS ..................   $ 1,752,651    $   282,058    $    45,255    $    90,691    $   118,953    $ 2,289,608
   FUTURE DEVELOPMENT COSTS .............      (149,431)       (45,733)        (6,475)        (8,491)            --       (210,130)
   FUTURE PRODUCTION COSTS ..............      (524,808)      (121,427)       (16,608)       (54,341)       (43,007)      (760,191)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   FUTURE NET CASH FLOWS BEFORE
     INCOME TAXES .......................     1,078,412        114,898         22,172         27,859         75,946      1,319,287
   10% ANNUAL DISCOUNT ..................      (452,171)       (31,647)        (5,505)       (13,119)       (40,665)      (543,107)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   DISCOUNTED FUTURE NET CASH
     FLOWS BEFORE INCOME TAXES ..........       626,241         83,251         16,667         14,740         35,281        776,180
   DISCOUNTED INCOME TAXES ..............       (51,235)        (6,650)          (131)        (2,346)       (21,704)       (82,066)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   STANDARDIZED MEASURE OF
     DISCOUNTED FUTURE NET CASH
     FLOWS ..............................   $   575,006    $    76,601    $    16,536    $    12,394    $    13,577    $   694,114
                                            ===========    ===========    ===========    ===========    ===========    ===========

December 31, 1997:
   Future cash inflows ..................   $ 2,174,296    $   576,178    $    67,976    $   227,401    $   169,394    $ 3,215,245

   Future development costs .............      (140,603)      (122,066)        (6,661)       (33,395)            --       (302,725)

   Future production costs ..............      (552,878)      (156,970)       (19,048)      (103,453)       (40,248)      (872,597)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   Future net cash flows before
     income taxes .......................     1,480,815        297,142         42,267         90,553        129,146      2,039,923
   10% annual discount ..................      (606,449)       (93,567)       (11,239)       (42,846)       (66,459)      (820,560)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   Discounted future net cash flows
     before income taxes ................       874,366        203,575         31,028         47,707         62,687      1,219,363
   Discounted income taxes ..............      (165,620)       (70,935)        (8,028)       (12,664)       (29,673)      (286,920)
                                            -----------    -----------    -----------    -----------    -----------    -----------
   Standardized measure of
     discounted future net cash flows ...   $   708,746    $   132,640    $    23,000    $    35,043    $    33,014    $   932,443
                                            ===========    ===========    ===========    ===========    ===========    ===========

                           SEAGULL ENERGY CORPORATION

           PRINCIPAL SOURCES OF CHANGE IN THE STANDARDIZED MEASURE OF
             DISCOUNTED FUTURE NET CASH FLOWS (AMOUNTS IN THOUSANDS)

                                                                                     Year Ended December 31,
                                                                         ---------------------------------------------
                                                                            1998             1997              1996
                                                                         -----------      -----------      -----------
Beginning of Year ..................................................     $   932,443      $ 1,544,522      $   861,351
   Revisions of previous quantity estimates less related costs .....         (43,458)          58,132            3,825
   Extensions and discoveries less related costs ...................          80,455          196,358          209,860
   Purchases of reserves in place ..................................          65,392           12,082          219,510
   Sales of reserves in place ......................................         (52,745)        (212,125)          (6,593)
   Net changes in future prices and production costs ...............        (453,468)        (811,501)         785,928
   Development costs incurred during the period ....................         132,331          137,806          108,763
   Sales of oil and gas produced, net of production costs ..........        (199,495)        (313,606)        (299,702)
   Accretion of discount ...........................................         121,936          213,787          110,396
   Net changes in income taxes .....................................         204,854          306,428         (350,738)
   Changes in production, timing and other .........................         (94,131)        (199,440)         (98,078)
                                                                         -----------      -----------      -----------
                                                                            (238,329)        (612,079)         683,171
                                                                         -----------      -----------      -----------
End of Year ........................................................     $   694,114      $   932,443      $ 1,544,522
                                                                         ===========      ===========      ===========


18.      SUBSEQUENT EVENT

         As discussed in Note 1, in November 1998, Seagull and OEI executed an Agreement and Plan of Merger. Seagull and OEI will each hold a shareholder's meeting where the respective shareholders will vote to approve or disapprove the merger of Seagull and OEI.

         The merger will be accounted for under the "purchase" method of accounting. Because OEI stockholders will own a majority of the combined company common stock, the accounting treatment of the merger will reflect OEI acquiring Seagull in a purchase business combination. Under this method of accounting, the combined company's historical results for periods prior to the merger will be the same as OEI's historical results.

         The following table presents the unaudited pro forma results (stated in thousands except per share data) of Seagull and Ocean Energy as though the merger had occurred on January 1, 1997 and to reflect New Ocean's operations utilizing the full cost method of accounting for oil and gas activities:


                         UNAUDITED PRO FORMA INFORMATION

                                                                          Year Ended December 31,
                                                                    --------------------------------
                                                                        1998               1997
                                                                    -------------      -------------
Revenues ........................................................   $     958,101      $   1,099,797
Net income (loss) before extraordinary item .....................        (380,306)           145,729
Basic earnings (loss) per share before extraordinary item .......           (2.32)              0.93
Diluted earnings (loss) per share before extraordinary item .....           (2.32)              0.91


         The unaudited pro forma information does not purport to be indicative of actual results, if the merger had been in effect for the periods indicated, or of future results.

                           SEAGULL ENERGY CORPORATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to "Election of Directors" included in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held in May 1999 (the "Proxy Statement"). See also "Executive Officers of the Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

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

                           SEAGULL ENERGY CORPORATION

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      2.       SCHEDULES:

         All schedules have been omitted because the required information is insignificant or not applicable.

         3.       EXHIBITS:

        3.1 Articles of Incorporation of the Company, as amended, and that certain Statement of Resolution Establishing Series of Shares of Series B Junior Participating Preferred Stock of Seagull Energy Corporation filed March 21, 1989 with the Secretary of State of the State of Texas (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        3.2 Bylaws of the Company, as amended through March 7, 1997 (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18,
                  1997).

        4.1 $500,000,000 Revolving Credit and Competitive Bid Facility among Seagull Energy Corporation, The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A., and The Other Banks Signatory Thereto, dated December 27, 1997 (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31,
                  1997).

        4.2 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        4.3 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        4.4 Senior Indenture among the Company and The Bank of New York, as Trustee, and Specimen of 7 1/2% Senior Notes due September 15, 2027 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1997).

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

                           SEAGULL ENERGY CORPORATION

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

        4.8 Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of Summary of Rights to Purchase Preferred Shares (the Agreement is incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated December 15, 1997; Amendment No. 1 dated November 24, 1998 is incorporated by reference to
                  Exhibit 4.1 to Current Report on Form 8-K filed on December 1,
                  1998).

     # 10.1 Seagull Energy Corporation 1998 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.2 Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.3 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (plan is incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.4 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.5 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.6 Global Natural Resources Inc. 1989 Key Employees Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

     # 10.7 Global Natural Resources Inc. 1992 Stock Option Plan (the Plan is incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); the Form of Stock Option Agreement is incorporated by reference to
                  Exhibit 10.48 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.8 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                           SEAGULL ENERGY CORPORATION

     # 10.9 Seagull Energy Corporation 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     # 10.10 1995 Omnibus Stock Plan (the Plan is incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.11      1998 Omnibus Stock Plan (incorporated by reference to Exhibit
                  10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     # 10.12 Seagull Energy Corporation Management Stability Plan (the Plan is incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1994; the First Amendment is incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996; the Second and Third Amendments are incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth Amendment is filed herewith).

     # 10.13 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; the Third Amendment is incorporated by reference to
                  Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.14 Employment Agreement by and between the Company and James T. Hackett (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.15 Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.16 Severance Agreement between the Company and James T. Hackett (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.17 Employment and Consulting Agreement by and between the Company and Barry J. Galt (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.18 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

     # 10.19 Restricted Stock Agreement made and entered into as of March 17, 1995 between Seagull Energy Corporation and Barry J. Galt (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1994).

     # 10.20 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Barry J. Galt (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.21 Seagull Energy Corporation Executive Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended

                           SEAGULL ENERGY CORPORATION

                  September 30, 1996; the Third Amendment is incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.22 Seagull Energy Corporation Supplemental Benefit Plan, as amended, including the First Amendment thereto (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1995; the Third Amendment is incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth Amendment is incorporated herein).

     # 10.23 Form of Severance Agreement, including Form of Amendment and Second Amendment to Severance Agreement, between the Company and Richard F. Barnes and William L. Transier (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.24 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Gerald R. Colley (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.25 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Carl B. King (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.26 Consulting Agreement between Robert Vagt and Seagull Energy Corporation (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997; First Amendment is filed herewith).

       10.27 Royalty Incentive Plan, as amended (incorporated by reference to Exhibit 1.4 to the Annual Report on Form 20-F for the year ended December 31, 1981 of the U.K. Company).

       10.28 Share Sale Agreement, dated as of September 11, 1997, by and between Seagull Energy Canada Holding Company, Seagull Energy Corporation and Rio Alto Exploration Ltd. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 11, 1997).

       10.29 Purchase and Sale Agreement, dated as of March 30, 1998, by and between Seagull Energy Corporation and the shareholders of BRG Petroleum, Inc. (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

       10.30 Agreement and Plan of Merger, dated as of November 24, 1998 among Seagull and OEI, including amendments (Agreement and Plan of Merger is incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 1, 1998; Amendment No. 1 is incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-68679) filed with the SEC on December 10, 1998).

       10.31      Promissory Note between John D. Schiller, Jr. and Seagull.

       10.32      Promissory Note between William L. Transier and Seagull.

       10.33      Promissory Note between Barry J. Galt and Seagull.

       21         Subsidiaries of Seagull Energy Corporation.

       23.1       Consent of KPMG LLP.

       23.2 Consent of Ryder Scott Company, independent petroleum engineers.

                           SEAGULL ENERGY CORPORATION

       23.3 Consent of DeGolyer and MacNaughton, independent petroleum engineers.

       23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

       27.1       Financial Data Schedule.


----------

     #  Identifies management contracts and compensatory plans or arrangements.


(b) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K, dated December 1, 1998, with respect to its Agreement and Plan of Merger with OEI.

                           SEAGULL ENERGY CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAGULL ENERGY CORPORATION

Date: February 16, 1999                By: /s/ James T. Hackett
                                           -------------------------------------
                                           James T. Hackett, Chairman of the
                                           Board and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/ James T. Hackett                               By:   /s/ Milton Carroll
      -----------------------------------------------          ------------------------------------------
      James T. Hackett, Chairman of the Board,                 Milton Carroll, Director
      President, Chief Executive Officer and Director
      (Principal Executive Officer)                      Date: February 16, 1999

Date: February 16, 1999
                                                         By:   /s/ Thomas H. Cruikshank
                                                               ------------------------------------------
By:   /s/ William L. Transier                                  Thomas H. Cruikshank, Director
      -----------------------------------------------
      William L. Transier, Executive Vice President      Date: February 16, 1999
      and Chief Financial Officer
      (Principal Financial Officer)
                                                         By:   /s/ Peter J. Fluor
Date: February 16, 1999                                        ------------------------------------------
                                                         Peter J. Fluor, Director

By:   /s/ Barry J. Galt                                  Date: February 16, 1999
      -----------------------------------------------
      Barry J. Galt, Vice Chairman of the Board
      And Director                                       By:   /s/ Dee S. Osborne
                                                               ------------------------------------------
Date: February 16, 1999                                        Dee S. Osborne, Director

                                                         Date: February 16, 1999
By:   /s/ Gordon L. McConnell
      -----------------------------------------------
      Gordon L. McConnell, Vice President and            By:   /s/ Sidney R. Petersen
      Controller (Principal Accounting Officer)                ------------------------------------------
                                                               Sidney R. Petersen, Director
Date: February 16, 1999
                                                         Date: February 16, 1999

By:   /s/ J. Evans Attwell
      -----------------------------------------------    By:   /s/ Sam F. Segnar
      J. Evans Attwell, Director                               ------------------------------------------
                                                               Sam F. Segnar, Director
Date: February 16, 1999
                                                         Date: February 16, 1999

By:   /s/ Richard J. Burgess
      -----------------------------------------------    By:   /s/ Robert F. Vagt
      Richard J. Burgess, Director                             ------------------------------------------
                                                               Robert F. Vagt, Director
Date: February 16, 1999
                                                         Date: February 16, 1999


                                                         By:   /s/ R. A. Walker
                                                               ------------------------------------------
                                                               R. A. Walker, Director

                                                         Date: February 16, 1999

                               INDEX TO EXHIBITS


      Exhibit
        No.                             Description
      -------                           -----------

        3.1 Articles of Incorporation of the Company, as amended, and that certain Statement of Resolution Establishing Series of Shares of Series B Junior Participating Preferred Stock of Seagull Energy Corporation filed March 21, 1989 with the Secretary of State of the State of Texas (incorporated by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        3.2 Bylaws of the Company, as amended through March 7, 1997 (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18,
                  1997).

        4.1 $500,000,000 Revolving Credit and Competitive Bid Facility among Seagull Energy Corporation, The Chase Manhattan Bank, Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A., and The Other Banks Signatory Thereto, dated December 27, 1997 (incorporated by reference to Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31,
                  1997).

        4.2 Senior Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        4.3 Senior Subordinated Indenture dated as of July 15, 1993 by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        4.4 Senior Indenture among the Company and The Bank of New York, as Trustee, and Specimen of 7 1/2% Senior Notes due September 15, 2027 (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10-K for the year ended December 31, 1997).

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

        4.8 Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of Summary of Rights to Purchase Preferred Shares (the Agreement is incorporated by reference to Exhibit 2 to Current Report on Form 8-K dated December 15, 1997; Amendment No. 1 dated November 24, 1998 is incorporated by reference to
                  Exhibit 4.1 to Current Report on Form 8-K filed on December 1,
                  1998).

     # 10.1 Seagull Energy Corporation 1998 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.2 Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.3 Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (plan is incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.4 Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     # 10.5 Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.6 Global Natural Resources Inc. 1989 Key Employees Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

     # 10.7 Global Natural Resources Inc. 1992 Stock Option Plan (the Plan is incorporated by reference to Exhibit 10.47 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); the Form of Stock Option Agreement is incorporated by reference to
                  Exhibit 10.48 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 of Global Natural Resources Inc. (Registration No. 1-8674); Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.8 Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     # 10.9 Seagull Energy Corporation 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

     # 10.10 1995 Omnibus Stock Plan (the Plan is incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31,
                  1996).

     # 10.11      1998 Omnibus Stock Plan (incorporated by reference to Exhibit
                  10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

     # 10.12 Seagull Energy Corporation Management Stability Plan (the Plan is incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 1994; the First Amendment is incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the year ended December 31, 1996; the Second and Third Amendments are incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth Amendment is filed herewith).

     # 10.13 Outside Directors Deferred Fee Plan of the Company, as amended and restated (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996; the Third Amendment is incorporated by reference to
                  Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.14 Employment Agreement by and between the Company and James T. Hackett (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.15 Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.16 Severance Agreement between the Company and James T. Hackett (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.17 Employment and Consulting Agreement by and between the Company and Barry J. Galt (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.18 Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

     # 10.19 Restricted Stock Agreement made and entered into as of March 17, 1995 between Seagull Energy Corporation and Barry J. Galt (incorporated by reference to Exhibit 10.32 to Annual Report on Form 10-K for the year ended December 31, 1994).

     # 10.20 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Barry J. Galt (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.21 Seagull Energy Corporation Executive Supplemental Retirement Plan, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended

                  September 30, 1996; the Third Amendment is incorporated by reference to Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.22 Seagull Energy Corporation Supplemental Benefit Plan, as amended, including the First Amendment thereto (incorporated by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 1995; the Third Amendment is incorporated by reference to Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth Amendment is incorporated herein).

     # 10.23 Form of Severance Agreement, including Form of Amendment and Second Amendment to Severance Agreement, between the Company and Richard F. Barnes and William L. Transier (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.24 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Gerald R. Colley (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.25 Severance Agreement, including Amendment and Second Amendment to Severance Agreement, between the Company and Carl B. King (incorporated by reference to Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

     # 10.26 Consulting Agreement between Robert Vagt and Seagull Energy Corporation (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997; First Amendment is filed herewith).

       10.27 Royalty Incentive Plan, as amended (incorporated by reference to Exhibit 1.4 to the Annual Report on Form 20-F for the year ended December 31, 1981 of the U.K. Company).

       10.28 Share Sale Agreement, dated as of September 11, 1997, by and between Seagull Energy Canada Holding Company, Seagull Energy Corporation and Rio Alto Exploration Ltd. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated September 11, 1997).

       10.29 Purchase and Sale Agreement, dated as of March 30, 1998, by and between Seagull Energy Corporation and the shareholders of BRG Petroleum, Inc. (incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

       10.30 Agreement and Plan of Merger, dated as of November 24, 1998 among Seagull and OEI, including amendments (Agreement and Plan of Merger is incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on December 1, 1998; Amendment No. 1 is incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Reg. No. 333-68679) filed with the SEC on December 10, 1998).

       10.31      Promissory Note between John D. Schiller, Jr. and Seagull.

       10.32      Promissory Note between William L. Transier and Seagull.

       10.33      Promissory Note between Barry J. Galt and Seagull.

       21         Subsidiaries of Seagull Energy Corporation.

       23.1       Consent of KPMG LLP.

       23.2 Consent of Ryder Scott Company, independent petroleum engineers.

       23.3 Consent of DeGolyer and MacNaughton, independent petroleum engineers.

       23.4 Consent of Netherland, Sewell and Associates, Inc., independent petroleum engineers.

       27.1       Financial Data Schedule.


----------

     #  Identifies management contracts and compensatory plans or arrangements.