Form 10-K/A
period 1998-12-31
SEAGULL ENERGY CORP
filed 1999-03-01
CIK 320321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K/A
                                Amendment No. 1
(Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     As of February 9, 1999, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $362,502,000.
     As of February 9, 1999, 64,158,444 shares of Common Stock, par value $0.10 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                Document                               Part of Form 10-K
    Proxy Statement for Annual Meeting                     PART III
 of Shareholders to be held in June 1999
================================================================================

                           SEAGULL ENERGY CORPORATION


This Amendment No. 1 relates only to Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                      Index

                                                                                  Page
                                     Part II
Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................     23
                                     Part IV
Signatures......................................................................     85






                                       (i)

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

                             CONSOLIDATED HIGHLIGHTS
                              (Amounts in Thousands)

                                                                              Year Ended December 31,
                                                                -----------------------------------------------------
                                                                     1998               1997               1996
                                                                ---------------    ---------------    ---------------
Revenues:
   Oil and gas operations...................................     $  332,579          $  453,648         $  419,595
   Alaska transmission and distribution.....................         93,592              95,719             97,616
                                                                ---------------    ---------------    ---------------
                                                                 $  426,171          $  549,367         $  517,211
                                                                ===============    ===============    ===============
Operating profit (loss):
   Oil and gas operations...................................     $  (99,544)         $  106,983         $   97,192
   Alaska transmission and distribution.....................         23,143              22,588             25,781
   Corporate................................................        (21,803)            (19,095)           (19,530)
                                                                ---------------    ---------------    ---------------
                                                                 $  (98,204)         $  110,476         $  103,443
                                                                ===============    ===============    ===============
Net income (loss)...........................................     $  (96,696)         $   49,130         $   28,961

Net cash provided by operating activities before changes in
   operating assets and liabilities.........................     $  147,184          $  249,587         $  220,543
Net cash provided by operating activities...................     $  148,718          $  262,749         $  258,439


     During 1998, the oil prices realized by Seagull dropped 37%, from 1997's $17.34 per barrel to $10.93 per barrel. These low oil prices in 1998 represent the lowest oil prices received in a number of years and were a major contributing factor to the $46 million, or 35%, decrease in oil revenues from 1997 to $85 million for the year ended December 31, 1998. Additionally, domestic natural gas prices decreased 12% from $2.34 per Mcf in 1997 to $2.05 per Mcf for 1998. This gas price decrease and a 6% decrease in domestic gas production combined to create a $46 million decrease in domestic natural gas revenues.

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

                           SEAGULL ENERGY CORPORATION



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


                             OIL AND GAS OPERATIONS
                             (Amounts in Thousands)

                                                                            Year Ended December 31,
                                                            ---------------------------------------------------------
                                                                 1998                1997                 1996
                                                            ---------------     ----------------     ----------------
Revenues:
     Natural gas.....................................        $    225,055         $   298,223          $   298,235
     Oil and NGL.....................................              84,866             131,096               90,779
     Pipeline and marketing..........................              22,658              24,329               30,581
                                                            ---------------     ----------------     ----------------
                                                                  332,579             453,648              419,595
                                                            ---------------     ----------------     ----------------

Production expenses..................................             110,426             115,713              102,158
Pipeline and marketing expenses......................              27,178              28,670               24,091
Exploration charges..................................              59,787              42,085               50,772
Depreciation, depletion and amortization.............             156,905             160,197              145,382
Impairment of long-lived assets......................              77,827                   -                    -
                                                            ---------------     ----------------     ----------------
Operating profit (loss)..............................        $    (99,544)        $   106,983          $    97,192
                                                            ===============     ================     ================


         Exploration and Production Revenue -- The decline in commodity prices was the significant factor in the 27% decrease in revenues for the O&G segment to $333 million for 1998. The 12% gas price decrease and a 6% decrease in domestic gas production combined to create a $46 million decrease in domestic natural gas revenues. While the declining oil prices mentioned previously were the primary factor for the decrease in oil revenues, this was slightly offset by a 13% increase in oil and NGL production in the U.S. and Egypt combined as Seagull realized additional contributions from several new domestic wells and three Egyptian concessions Qarun, where additional facilities became operational during mid-1997; East Beni

                           SEAGULL ENERGY CORPORATION

Suef, where production began in mid-1998; and West Abu Gharadig, which was purchased in late 1997.

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

     Income and costs related to the Company's commodity hedging activities were recognized in oil and gas revenues when the commodities were produced. The Company recorded $1 million, $10 million, and $9 million for 1998, 1997 and 1996, respectively, in costs related to equity hedging activities, including costs related to the monetary production payment hedges of approximately $1 million, $3 million and $4 million in 1998, 1997 and 1996,

                           SEAGULL ENERGY CORPORATION

respectively. The Company also recorded hedging costs related to third-party marketing activities of $5 million in costs, $3 million in costs and $0.5 million in income for 1998, 1997 and 1996, respectively.


                        PRODUCTION AND UNIT PRICE BY AREA

                                         Net Daily Production                              Unit Price
                               -----------------------------------------    -----------------------------------------
                                       Year Ended December 31,                      Year Ended December 31,
                               -----------------------------------------    -----------------------------------------
                                  1998           1997           1996           1998            1997          1996
                               -----------     ----------    -----------    -----------     -----------    ----------
Gas Sales(*):
     Domestic...............       285             303            318          $2.05         $ 2.34         $ 2.17
     Canada (sold in 1997)..         -              37             58              -           1.63           1.32
     Cote d'Ivoire..........         9               6              4           1.59           1.93           1.77
     Indonesia and other....         8              11             12           2.23           3.18           3.36
                               -----------     ----------    -----------    -----------     -----------    ----------
                                   302             357            392          $2.04         $ 2.29         $ 2.08
                               ===========     ==========    ===========    ===========     ===========    ==========
Oil and NGL Sales(*):
      Domestic..............     5,025           4,830          4,264         $11.41         $17.60         $19.03
      Canada (sold in 1997).         -             665            985              -          16.46          16.77
      Egypt.................    10,965           9,268          3,565          11.92          18.26          21.56
      Cote d'Ivoire.........       986           1,653          1,395          10.51          19.34          20.04
      Tatarstan.............     4,099           4,143          3,053           7.67          14.26          13.98
      Indonesia and other...      196              152            147          13.38          19.31          19.58
                               -----------     ----------    -----------    -----------    ------------    ----------
                                21,271          20,711         13,409         $10.93         $17.34         $18.50
                               ===========     ==========    ===========    ===========    ============    ==========

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

     Exploration Charges -- In comparison to 1997, exploration charges for 1998 were approximately $18 million higher for the year primarily due to increases in dry hole expense and impairment of leaseholds, both domestically and on certain of the Company's Egyptian concessions.

                           SEAGULL ENERGY CORPORATION


     Exploration charges declined $8.7 million for the year ended 1997 as compared to 1996 due to decreases in dry hole costs, domestically and in Canada, and in G&G expense, primarily in Cote d'Ivoire.

     Depreciation, Depletion and Amortization -- The decrease in depreciation, depletion and amortization ("DD&A") expense to $157 million for 1998 from $160 million for the prior year is primarily due to the decrease in domestic gas production and the sale of the Company's Canadian operations, partially offset by increased oil production in Egypt and an increase in the DD&A expense per equivalent unit of production related to the Company's Egyptian operations. The downward revision of reserves in the Egyptian concessions previously discussed and the sale of Canadian properties, which had an average DD&A expense of approximately $3.00 per BOE, combined to increase DD&A expense per equivalent unit of production for oil and gas producing activities to $5.93 per BOE from $5.42 per BOE for 1998 and 1997, respectively.

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

                           SEAGULL ENERGY CORPORATION


CAPITAL SPENDING AND OIL AND GAS RESERVES

                            OIL AND GAS OPERATIONS CAPITAL EXPENDITURES AND ACQUISITIONS
                                               (Amounts in Thousands)

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                                1998                1997                 1996
                                                          ------------------  ------------------   -----------------
  Capital Expenditures:
     Lease acquisitions................................      $     40,718        $     23,141        $    12,986
     Exploration.......................................            83,526              95,681             77,774
     Development.......................................           132,331             137,806            108,763
                                                          ------------------  ------------------   -----------------
                                                                  256,575             256,628            199,523
     Other oil and gas operations......................               788                 885                228
                                                          ------------------  ------------------   -----------------
     Total oil and gas operations......................      $    257,363        $    257,513        $   199,751
                                                          ==================  ==================   =================

  Acquisitions of oil and gas properties...............      $    126,895        $     17,665        $    90,867
                                                          ==================  ==================   =================

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

     During the fourth quarter of 1998, Seagull sold some of its less strategic E&P properties and various nonstrategic pipeline assets. The sale of these assets, and the additional pipeline asset sales expected to occur in early 1999, were steps taken to reduce debt and focus the Company's attention on assets within core areas. Prior to the sales, daily production from the E&P properties sold averaged approximately 18 MMcf of gas and 480 barrels of oil and natural gas liquids. The total reserves sold associated with these properties was approximately 10 MMBOE. The pipeline

                           SEAGULL ENERGY CORPORATION

assets contributed $3 million, $5 million and $4 million in revenues for the years ended December 31, 1998, 1997 and 1996, respectively, but did not have a material effect on operating profit for any of these periods.

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

                           SEAGULL ENERGY CORPORATION


                      ALASKA TRANSMISSION AND DISTRIBUTION
                    (Amounts in Thousands Except Degree Days)

                                                                             Year Ended December 31,
                                                             --------------------------------------------------------
                                                                  1998                 1997                1996
                                                             ----------------     ---------------     ---------------
Revenues.............................................          $   93,592          $   95,719           $   97,616
Cost of gas sold.....................................              41,232              43,684               42,600
                                                             ----------------     ---------------     ---------------
Gross margin.........................................              52,360              52,035               55,016
Operations and maintenance expense...................              20,688              21,079               21,045
Depreciation, depletion and amortization.............               8,529               8,368                8,190
                                                             ----------------     ---------------     ---------------
Operating profit.....................................          $   23,143          $   22,588           $   25,781
                                                             ================     ===============     ===============
Operating Data:
   Degree days (*)...................................              10,026               9,727               10,975

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

                           SEAGULL ENERGY CORPORATION

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


                                        CAPITAL EXPENDITURES AND ACQUISITIONS
                                               (Amounts in Thousands)

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                                1998                1997                 1996
                                                          ------------------  ------------------   -----------------
  Capital Expenditures:
     Oil and gas operations............................      $    257,363        $    257,513        $   199,751
     Alaska transmission and distribution..............             9,626               9,607              9,287
     Corporate.........................................             8,308           4,  8,488              4,424
                                                          ------------------  ------------------   -----------------
                                                             $    275,297        $    275,608        $   213,462
                                                          ==================  ==================   =================

  Acquisitions.........................................      $    129,276        $     17,665        $   104,420
                                                          ==================  ==================   =================

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

     New Ocean will have higher levels of debt and interest expense than Seagull on a stand-alone basis. The following table compares debt and leverage for Seagull and New Ocean, based on December 31, 1998 information, giving pro forma effect to the merger in the case of New Ocean:

                                                                                  Seagull             New Ocean
                                                                             ------------------   ------------------
Total Debt..............................................................       $590 million         $1,939 million
Debt/capitalization ratio...............................................                 52%                  67%


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

                           SEAGULL ENERGY CORPORATION


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

                           SEAGULL ENERGY CORPORATION


                        SELECTED QUARTERLY FINANCIAL DATA

     Summarized quarterly financial data is as follows (amounts in thousands except per share data):

                                                                     Quarter Ended
                                     -------------------------------------------------------------------------------
                                         March 31            June 30           September 30          December 31
                                     ------------------ ------------------  -------------------   ------------------
1998:
  Revenues.........................      $  122,325         $   103,529         $    93,099          $     107,218
  Operating Profit (Loss) (2)......      $   14,201         $     5,575         $  (108,817)         $      (9,163)
  Net Income (Loss) Before
     Extraordinary Item(2).........      $    3,155         $    (1,051)        $   (86,607)         $     (11,162)
  Earnings (Loss) per Share
    Before Extraordinary Item:
    Basic..........................      $     0.05         $     (0.02)        $     (1.37)         $       (0.18)
    Diluted(1).....................      $     0.05         $     (0.02)        $     (1.37)         $       (0.18)
  Net Income (Loss) (2)............      $    3,155         $    (1,051)        $   (87,638)         $     (11,162)
  Earnings (Loss) per Share:
    Basic..........................      $     0.05         $      (0.02)       $      (1.39)        $       (0.18)
    Diluted(1).....................      $     0.05         $      (0.02)       $      (1.39)        $       (0.18)

1997:
  Revenues.........................      $  159,573         $    122,180        $    120,655         $     146,959
  Operating Profit.................      $   46,606         $     17,811        $     13,456         $      32,603
  Net Income(3)....................      $   17,254         $      2,621        $      3,202         $      26,053
  Earnings per Share:
    Basic..........................      $     0.27         $       0.04        $       0.05         $        0.41
    Diluted(1).....................      $     0.27         $       0.04        $       0.05         $        0.41

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

                           SEAGULL ENERGY CORPORATION


                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ William L. Transier
     William L. Transier, Executive Vice
     President and Chief Financial Officer
    (Principal Financial Officer)
Date:  March 1, 1999

By:  /s/ Gordon L. McConnell
     Gordon L. McConnell, Vice President
     and Controller (Principal Accounting
     Officer)
Date:  March 1, 1999