Form 10-Q
period 1999-03-31
OCEAN ENERGY INC /TX/
filed 1999-05-17
CIK 320321

================================================================================

                       Securities And Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-8094

                               Ocean Energy, Inc.

             (Exact name of registrant as specified in its charter)

                           Texas                                 74-1764876
              (State or other jurisdiction of                 (I.R.S. Employer

               incorporation or organization)                Identification No.)

               1001 Fannin,  Suite 1600,  Houston,  Texas       77002-6714
              (Address of principal executive offices)          (Zip code)

                                   (713) 265-6000

              (Registrant's telephone number, including area code)

               1001 Fannin, Suite 1700, Houston,  Texas 77002-6714
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of May 14, 1999, 165,913,600 shares of Common Stock, par value $0.10 per share, were outstanding.

================================================================================

                               OCEAN ENERGY, INC.

                                      INDEX



                                                                                                       Page
                                                                                                      Number

Part I.  Financial Information

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months

                  Ended March 31, 1999 and 1998......................................................    1

                  Consolidated Balance Sheets - March 31, 1999

                  and December 31, 1998..............................................................    2

                  Consolidated Statements of Cash Flows for the Three Months

                  Ended March 31, 1999 and 1998......................................................    3

                  Consolidated Statements of Comprehensive Income

                  for the Three Months Ended March 31, 1999 and 1998 ................................    4

                  Notes to Consolidated Financial Statements.........................................    5

    Item 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations....................................................   15

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks............................   26

Part II.  Other Information..........................................................................   27

Signatures...........................................................................................   32

    On March 30, 1999, Ocean Energy, Inc., a Delaware corporation, merged with and into Seagull Energy Corporation, a Texas corporation, and the resulting company was renamed Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial results presented here are primarily those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 compared to Ocean's results in the first quarter of 1998 on a stand-alone basis. However, unless the context otherwise requires, the information set forth outside of Part I relates to the surviving Texas corporation, formerly known as Seagull Energy Corporation.

                                      (i)

ITEM. 1  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                                                   Three Months Ended March 31,

                                                                              ---------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    ------------------

Revenues..................................................................         $  105,694          $  141,056

Costs of Operations:

   Operations and maintenance.............................................             45,160              42,652
   Depreciation, depletion and amortization...............................             58,608              72,771
   Provision loss on sale of Canadian assets..............................             28,500                   -
   General and administrative.............................................              4,576               4,296
                                                                              -----------------    ------------------
                                                                                      136,844             119,719
                                                                              -----------------    ------------------

Operating Profit (Loss)...................................................            (31,150)             21,337

Other (Income) Expense:

   Merger expense.........................................................             40,652              39,000
   Interest expense.......................................................             25,170              12,504
   Interest income and other..............................................               (483)               (486)
                                                                              -----------------    ------------------
                                                                                       65,339              51,018
                                                                              -----------------    ------------------

Loss Before Income Taxes..................................................            (96,489)            (29,681)

Income Tax Benefit........................................................            (15,438)             (1,548)
                                                                              -----------------    ------------------

Net Loss..................................................................            (81,051)            (28,133)
Preferred Stock Dividend..................................................                801                   -
                                                                              -----------------    ------------------

Net Loss Available to Common Shareholders.................................         $  (81,852)         $  (28,133)
                                                                              =================    ==================


Loss Per Share:

   Basic and Diluted......................................................         $   (0.79)          $   (0.28)
                                                                              =================    ==================

Weighted Average Number of Common Shares Outstanding:

   Basic and Diluted......................................................            103,192             100,091
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                    (Amounts in Thousands, Except Share Data)



                                                                                 March 31,          December 31,
                                                                                   1999                 1998

                                                                             ------------------   ------------------
                                                                                (Unaudited)

                                     ASSETS

Current Assets:

   Cash and cash equivalents............................................       $      32,790        $      10,706
   Accounts receivable, net.............................................             183,803              111,829
   Inventories..........................................................              28,943               16,802
   Prepaid expenses and other...........................................              20,061               14,444
                                                                             ------------------   ------------------
     Total Current Assets...............................................             265,597              153,781

Property, Plant and Equipment, at cost, full cost method for oil and gas:

   Evaluated oil and gas properties.....................................           3,699,580            2,759,686
   Unevaluated oil and gas properties excluded from amortization........             546,473              488,689
   Other................................................................             342,208               44,960
                                                                             ------------------   ------------------
                                                                                   4,588,261            3,293,335
Accumulated Depreciation, Depletion and Amortization....................           1,798,478            1,711,696
                                                                             ------------------   ------------------
                                                                                   2,789,783            1,581,639

Deferred Income Taxes...................................................             204,295              217,824
Other Assets............................................................              79,355               53,716
                                                                             ------------------   ------------------

Total Assets............................................................       $   3,339,030        $   2,006,960
                                                                             ==================   ==================

                      LIABILITIES AND SHAREHOLDERS' EQUITy

Current Liabilities:

   Accounts and notes payable...........................................       $     291,894        $     184,828
   Accrued interest payable.............................................              33,396               36,206
   Accrued liabilities..................................................              96,398               15,312
   Current maturities of long-term debt.................................                 836                  836
                                                                             ------------------   ------------------
     Total Current Liabilities..........................................             422,524              237,182

Long-Term Debt..........................................................           1,944,524            1,371,890
Other Noncurrent Liabilities............................................              73,878               20,945
Commitments and Contingencies...........................................

Shareholders' Equity:

   Preferred stock, $1.00 par value; authorized 50,000,000 shares; issued
     50,000 shares......................................................                   1                    1
   Common stock, $.10 par value; authorized 450,000,000 shares;
     issued 166,385,878 and 101,753,646 shares, respectively............              16,639                1,018
   Additional paid-in capital...........................................           1,481,725              892,339
   Accumulated deficit..................................................            (581,966)            (500,114)
   Accumulated other comprehensive loss.................................              (9,741)             (10,720)
   Less - note receivable from employee stock ownership plan............              (2,178)                   -
   Less - notes receivable from employees relating to stock purchases...              (2,083)                   -
   Less - treasury stock, at cost; 472,278 shares.......................              (4,293)                   -
   Less - deferred compensation.........................................                   -               (5,581)
                                                                             ------------------   ------------------
     Total Shareholders' Equity.........................................             898,104              376,943
                                                                             ------------------   ------------------

Total Liabilities and Shareholders' Equity..............................       $   3,339,030        $   2,006,960
                                                                             ==================   ==================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Amounts in Thousands)
                                   (Unaudited)



                                                                                   Three Months Ended March 31,

                                                                              ---------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    ------------------
 Operating Activities:

   Net loss...............................................................         $  (81,051)         $  (28,133)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:

     Depreciation, depletion and amortization.............................             58,608              72,771
     Provision for loss on sale of Canadian assets........................             28,500                   -
     Merger expenses not paid.............................................             40,652                   -
     Deferred income taxes................................................            (17,361)             (3,491)
     Other................................................................              3,309               5,446
                                                                              -----------------    ------------------
                                                                                       32,657              46,593
     Changes in operating assets and liabilities, net of acquisitions:

       Decrease in accounts receivable....................................              8,642               2,429
       Decrease in inventories, prepaid expenses and other................             20,818                   -
       Increase (decrease) in accounts and notes payable..................            (23,581)             41,167
       Increase in accrued expenses and other.............................             37,234               1,041
                                                                              -----------------    ------------------
     Net Cash Provided By Operating Activities............................             75,770              91,230
                                                                              -----------------    ------------------

 Investing Activities:

   Capital expenditures...................................................            (51,726)           (204,754)
   Acquisition costs, net of cash acquired................................             (1,841)                  -
   Proceeds from sales of property, plant and equipment...................             39,564               1,327
                                                                              -----------------    ------------------
     Net Cash Used In Investing Activities................................            (14,003)           (203,427)
                                                                              -----------------    ------------------

 Financing Activities:

   Proceeds from debt.....................................................            542,461             439,892
   Principal payments on debt ............................................           (574,983)           (326,480)
   Proceeds from sales of common stock....................................                  -               2,028
   Deferred debt issue costs..............................................             (6,370)                  -
   Other..................................................................               (791)             (1,532)
                                                                              -----------------    ------------------

     Net Cash Provided By (Used In) Financing Activities..................            (39,683)            113,908
                                                                              -----------------    ------------------

 Increase In Cash And Cash Equivalents....................................             22,084               1,711

 Cash And Cash Equivalents At Beginning Of Period.........................             10,706              11,689
                                                                              -----------------    ------------------

 Cash And Cash Equivalents At End Of Period...............................         $   32,790          $   13,400
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (Amounts in Thousands)
                                   (Unaudited)



                                                                               Three Months Ended March 31,

                                                                          ---------------------------------------
                                                                                1999                 1998
                                                                          -----------------    ------------------

Net loss...............................................................        $  (81,051)         $  (28,133)

Other comprehensive income, net of tax:

   Foreign currency translation adjustment.............................               979                 524
                                                                          -----------------    ------------------

Comprehensive loss.....................................................        $  (80,072)         $  (27,609)
                                                                          =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.       Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. ("OEI" or "the Company"), a Texas corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     Effective March 30, 1999, pursuant to the Agreement and Plan of Merger (the "Merger") dated November 24, 1998, as amended, Ocean Energy, Inc. ("Old Ocean") was merged with and into Seagull Energy Corporation ("Seagull"). Seagull is an international oil and gas company engaged primarily in exploration and development activities in the United States, Egypt, Cote d'Ivoire, Indonesia and the Russian Republic of Tatarstan. Seagull's other operating segment, referred to as ENSTAR Alaska, operates natural gas transmission and distribution systems which serve the greater Anchorage area. In conjunction with the Merger, Seagull amended its Articles of Incorporation to change its name to Ocean Energy, Inc. As a result of this Merger, each outstanding share of Old Ocean common stock was exchanged for one share of Seagull common stock, and as of March 30, 1999, the stockholders of Old Ocean owned approximately 61.5% of the outstanding common stock of the Company, with the shareholders of Seagull owning the remaining 38.5%. Certain reclassifications have been made to the historical results of the Company to conform the presentation used by the companies.

     Effective March 27, 1998, pursuant to the Agreement and Plan of Merger dated December 22, 1997, as amended, United Meridian Corporation ("UMC") was merged into Old Ocean (the "UMC Merger"). As a result of the UMC Merger, each outstanding share of UMC common stock was converted into 1.3 shares of Old Ocean common stock with approximately 46 million shares issued to the shareholders of UMC, representing approximately 46% of all of the issued and outstanding shares of Old Ocean. Old Ocean's shareholders received 2.34 shares of Old Ocean shares for each share outstanding immediately preceding the UMC Merger, representing approximately 54% of all of the then issued and outstanding shares. The UMC Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the UMC Merger were restated to conform accounting policies and combine the historical results of Old Ocean and UMC. Merger costs of $39 million relating to the UMC Merger consisted primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Old Ocean and Seagull for the year ended December 31, 1998.

     Property, Plant and Equipment - The Company capitalizes interest expense and certain-employee related costs that are directly attributable to oil and gas operations. For the three
                                       5

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

months ended March 31, 1999 and 1998, the Company capitalized interest expense in the amount of $7 million and $5 million, respectively, and certain employee-related costs in the amount of $5 million and $5 million, respectively.

     Earnings Per Share - Options to purchase a weighted average of 12,737,000 and 9,601,000 shares of common stock at prices ranging from $2.11 to $36.54 per share were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 1999 to 2009.

     Treasury Stock - The Company follows the average cost method of accounting for treasury stock transactions.

     Regulation - The Company operates in Alaska through a division of the Company and a wholly-owned subsidiary (collectively referred to herein as "ENSTAR Alaska"). ENSTAR Alaska is subject to regulation by the Alaska Public Utilities Commission, which has jurisdiction over, among other things, rates, accounting procedures and standards of service. The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 71 for ENSTAR Alaska; however, the provisions of SFAS No. 71 do not materially impact the Company's operating results.

     Accounting Pronouncements - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

Note 2.       Acquisition and Disposition of Assets

     Merger - On March 30, 1999, the shareholders approved the Merger. The Merger has been accounted for as a purchase under generally accepted accounting principles. Because Old Ocean stockholders own a majority of the outstanding shares of common stock of the merged company, the accounting treatment of the Merger reflects Old Ocean acquiring Seagull in a "reverse purchase." Under this method of accounting, the merged company's historical results for periods prior to the Merger are the same as Old Ocean's historical results. At the date of the Merger, assets and liabilities of Old Ocean were recorded based upon their historical costs, and the assets and liabilities of Seagull were recorded at their estimated fair market values.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

      The following is a calculation of purchase price:


     Calculation of purchase price (in thousands, except per share data):

       Shares of common stock  issued..............................................               64,630
       Average of OEI stock price three days before and after the
          merger announcement......................................................     $           9.09
                                                                                      ----------------------
       Fair value of stock issued..................................................     $        587,484
       Add: Merger costs...........................................................               64,054
                                                                                      ----------------------
       Purchase Price..............................................................     $        651,538
                                                                                      ======================

     Capitalized merger costs consisted primarily of severance costs of Seagull ($22 million), value of Seagull stock options maintained by OEI ($17 million), investment banking fees ($10 million), and other transaction fees and professional expenses ($15 million). In addition, merger expenses of $41 million were expensed in the first quarter of 1999 and consisted primarily of Old Ocean's severance costs ($21 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million).

     The allocation of purchase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

     The following table presents the unaudited pro forma results (in thousands except per share data) of the Company as though the Merger had occurred on January 1, 1998:

                         Unaudited Pro Forma Information



                                                                               Three Months Ended March 31,

                                                                        --------------------------------------------
                                                                                 1999                   1998
                                                                        -----------------------   ------------------
Revenues .........................................................       $      201,460             $     260,413
Net loss available to common shareholders.........................       $      (46,952)            $     (19,797)
Basic and diluted loss per share .................................       $        (0.28)            $       (0.12)

The above pro forma amounts have been determined as follows:

     The income statements for 1999 and 1998 are a result of combining the three month income statement of Old Ocean with the three month income statement of Seagull adjusted for 1) certain costs that Seagull had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of Seagull calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreased interest expense resulting from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs; and 4) the related income tax effects of these adjustments based on the applicable statutory tax rate. It should be noted that the pro forma net loss for the three months ended March 31, 1999 and 1998, does not include impairments of oil and gas properties that were recorded by the

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

companies in the second and fourth quarters of 1998 and does not include expensed merger costs relating to the Merger.

     Disposition of Oil and Gas Assets - During March 1999, the Company completed sales of its interests in certain non-core U.S. onshore assets located primarily in the MidContinent, Permian Basin and Rocky Mountain regions and realized proceeds of $40 million from the sale. The proceeds were used to pay down amounts outstanding under the Company's existing credit facilities.

     On April 15, 1999, the Company completed a sale of its Canadian oil and gas assets, realizing net proceeds of $63 million which were used to repay existing long-term debt. A loss of $28.5 million on the sale was provided for at March 31, 1999. The Canadian assets disposed of contributed revenue of $6.2 million and $4.3 million for the three months ended March 31, 1999 and 1998, respectively, and had operating profit (loss) of $1.7 million, prior to recording the provision for loss on the sale, and $(0.7) million, respectively. After recording the provision for loss on the sale, the Canadian assets had a net book value of approximately $40.7 million at March 31, 1999.

Note 3.       Supplemental Disclosures of Cash Flow Information



                                                                     Three Months Ended March 31,

                                                                   -------------------------------
                                                                       1999               1998
                                                                   ------------       ------------
                                                                       (amounts in thousands)

Cash paid during the period for:

  Interest..................................................        $  36,254           $ 11,423
  Income taxes..............................................        $   1,131           $    663

     As discussed in Note 2, the Merger was completed through the issuance of common stock. Therefore, the Merger increased property, plant and equipment by $1.3 billion, working capital by $686 million, debt by $563 million and equity by $595 million through a non-cash transaction that was not reflected in the statement of cash flows. However, $1.8 million of acquisition costs reflected in "investing activities" in the statement of cash flows represents the cash expenses paid in connection with the Merger, less the cash of Seagull on the date of the Merger.

Note 4.       Financial Instruments

         The Company hedges certain of its production through master swap agreements ("Swap Agreements") which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company occasionally engages in combined contracts that have agreed-upon price floors and ceilings ("Collars"). Natural gas Collars outstanding at December 31, 1998 were cancelled in January 1999, resulting in net proceeds of $6.9 million which will be recognized in income as the hedged volumes are produced. Oil and gas revenues have been increased by $2 million and $5 million for the three months ended March 31, 1999 and 1998, respectively, as a result of the derivative contracts.
                                       8

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)



     Currently,  the Company  has  entered  into  various  derivative  financial instruments for gas and oil production throughout the remainder of 1999. In connection with these transactions, the Company recorded a decrease in oil revenues of $7 million during the first quarter of 1999. The derivative financial instruments for gas and oil production discussed in the preceding sentence were cancelled in April 1999 and replaced with Collars. At May 14, 1999, Collars are in place for portions of the Company's oil production for the remainder of 1999 at floors of $12.00 and $15.00 per barrel and ceilings of $15.00, $18.85 and $19.00 per barrel. In addition, Collars are in place for portions of the Company's gas production through October 1999 at a floor of $2.15 per MMBtu and a ceiling of $2.45 per MMBtu. While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, these derivative financial instruments will significantly limit the Company's loss/gain from decrease\increases in the market price of natural gas and crude oil below/above the floors/ceilings noted above. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative financial instruments relate.

Note 5.        Debt



                                                                      March 31, 1999             December 31, 1998
                                                                 -------------------------     -----------------------
Credit Facility (average interest rate of 6.2%), due 2004...           $    585,000                  $          -
OEI credit facility (average interest rate of 7.0%).........                      -                       357,000
13 1/2% senior notes, due 2004..............................                    245                           245
8 1/4% senior notes, due 2018...............................                125,000                       125,000
7 5/8% senior notes, due 2005...............................                125,000                       125,000
10 3/8% senior subordinated notes, due 2005.................                150,000                       150,000
9 3/4% senior subordinated notes, due 2006..................                159,340                       159,318
8 7/8% senior subordinated notes, due 2007..................                199,719                       199,711
8 3/8% senior subordinated notes, due 2008..................                250,000                       250,000
7 7/8% senior notes, due 2003...............................                 98,250                             -
7 1/2% senior notes, due 2027...............................                124,500                             -
8 5/8% senior subordinated notes, due 2005..................                 99,500                             -
Monetary production payment, due 2000.......................                 20,362                             -
Other.......................................................                  8,444                         6,452
                                                                 -------------------------     -----------------------
                                                                          1,945,360                     1,372,726
Less:    current maturities.................................                   (836)                         (836)
                                                                 -------------------------     -----------------------
                                                                       $  1,944,524                  $  1,371,890
                                                                 =========================     =======================

     Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which combined the existing credit facilities of both Old Ocean and Seagull. The Credit Facility consists of a $500 million five-year revolving facility and a renewable $300 million 364-day facility. The Credit Facility bears interest, at the Company's option, at a competitive bid or LIBOR or prime rates plus applicable margins ranging from zero to 1.7%. Financing fees of approximately $6 million were incurred related to the

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Credit Facility. As of March 31, 1999, borrowings outstanding against the Credit Facility totaled $585 million, leaving $186 million of available credit.

     The Credit Facility contains certain covenants and restrictive provisions including limitations on the incurrence of additional debt and payment of dividends and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $38 million was available for payment of cash dividends on common stock or to repurchase common stock as of March 31, 1999.

     As a result of the Merger, the liabilities of both Seagull and Old Ocean became the liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $563 million of outstanding
Seagull debt as of March 31, 1999. As discussed above, Seagull's existing revolving credit facility was replaced by the Credit Facility. The remaining Seagull debt was recorded at a discount as follows: the 7 1/2% Senior Notes at a discount of $26 million, the 7 7/8% Senior Notes at a discount of $2 million, and the 8 5/8% Senior Subordinated Notes at a discount of $1 million.

Note 6.       Segment Information

     As a result of the Merger, the Company now has two reportable segments. The reportable segments consist of the Company's oil and gas operations and the Company's Alaska transmission and distribution operations. Information about the Company's operations by business segment for the three months ended March 31, 1999 and 1998 is set forth below (stated in thousands):



                                                                                   Three Months Ended March 31,

                                                                         -------------------------------------------------
                                                                                 1999                       1998
                                                                         ---------------------     -----------------------
Revenues:

  Oil and gas operations..........................................         $      105,694             $         141,056
                                                                         =====================     =======================

Operating profit (loss):

  Oil and gas operations..........................................         $      (25,137)            $          26,678
  Corporate.......................................................                 (6,013)                       (5,341)
                                                                         ---------------------     -----------------------
                                                                           $      (31,150)            $          21,337
                                                                         =====================     =======================

                                                                           March 31, 1999            December 31, 1998
                                                                         ---------------------     -----------------------
Total assets:

  Oil and gas operations..........................................         $    2,902,932             $       1,982,274
  ENSTAR Alaska (1)...............................................                312,143                             -
  Corporate.......................................................                123,955                        24,686
                                                                         ---------------------     -----------------------
                                                                           $    3,339,030             $       2,006,960
                                                                         =====================     =======================

(1) As discussed in Note 1, the Company's Alaska transmission and distribution operations were acquired as a result of the Merger on March 30, 1999.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 7.       Supplemental Guarantor Information

     Ocean Energy, Inc., a Louisiana corporation and wholly-owned subsidiary of the Company ("Ocean Louisiana"), has unconditionally guaranteed the full and prompt performance of the Company's obligations under certain of the notes and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent. In order to provide meaningful financial data relating to the guarantor (i.e., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

1) Investments in subsidiaries are accounted for by the Company on the cost basis. Earnings of subsidiaries are therefore not reflected in the related investment accounts.

2) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


          Supplemental Condensed Consolidating Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998

                             (Amounts in Thousands)



                                                 Unconsolidated

                                     --------------------------------------------------------------
                                                               Guarantor          Non-Guarantor      Consolidated

1999                                        OEI               Subsidiary           Subsidiaries          OEI
                                     ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $      48,800         $      56,894        $     105,694
Costs of Operations:
   Operations and maintenance......                -               24,469                20,691               45,160
   Depreciation, depletion and
     amortization..................                -               30,328                28,280               58,608
   Provision for loss on sale of
     Canadian assets ..............                -                    -                28,500               28,500
   General and administrative......                -                4,330                   246                4,576
                                     ------------------   --------------------  -------------------  ------------------
Operating Loss.....................                -              (10,327)              (20,823)             (31,150)
Merger Expense.....................                -               40,652                     -               40,652
Interest Expense...................           14,484               12,477                (1,791)              25,170
Interest Income and Other..........               (1)              (3,487)                3,005                 (483)
                                     ------------------   --------------------  -------------------  ------------------
Loss Before Taxes..................          (14,483)             (59,969)              (22,037)             (96,489)
Income Tax Provision (Benefit).....          (27,716)               9,041                 3,237              (15,438)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $      13,233        $     (69,010)        $     (25,274)       $     (81,051)
                                     ==================   ====================  ===================  ==================

1998

Revenues...........................    $           -        $      83,495         $      57,561        $     141,056
Costs of Operations:
   Operations and maintenance......                -               27,455                15,197               42,652
   Depreciation, depletion and
     amortization..................                -               36,817                35,954               72,771
   General and administrative......                -                4,041                   255                4,296
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit                                   -               15,182                 6,155               21,337
Merger Expense.....................                -               39,000                     -               39,000
Interest Expense...................            4,029               10,549                (2,074)              12,504
Interest Income and Other..........                -                  116                  (602)                (486)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........           (4,029)             (34,483)                8,831              (29,681)
Income Tax Provision (Benefit).....          (21,822)              19,768                   506               (1,548)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $      17,793        $     (54,251)        $       8,325        $     (28,133)
                                     ==================   ====================  ===================  ==================

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

               Supplemental Condensed Consolidating Balance Sheets
                     At March 31, 1999 and December 31, 1998

                             (Amounts in Thousands)



                                                 Unconsolidated

                                --------------------------------------------------
                                                   Guarantor       Non-Guarantor     Eliminating       Consolidated

March 31, 1999                       OEI           Subsidiary       Subsidiaries       Entries             OEI
                                --------------   ---------------   ---------------  ---------------   ---------------
ASSETS

Current Assets................    $       535      $    49,248       $   215,814      $         -       $   265,597
Intercompany Investments......      2,746,861          173,435        (1,331,617)      (1,588,679)                -
Property, Plant and Equipment,
   Net........................         10,148          622,797         2,156,838                -         2,789,783
Other Assets..................        113,272          196,484           (26,106)               -           283,650
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,870,816      $ 1,041,964       $ 1,014,929      $(1,588,679)      $ 3,339,030
                                ==============   ===============   ===============  ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities...........    $   114,984      $   209,874       $    97,666      $         -       $   422,524
Long-Term Debt................      1,623,676          313,240             7,608                -         1,944,524
Other Liabilities.............         14,406           14,454            45,018                -            73,878
Shareholders' Equity..........      1,117,750          504,396           864,637       (1,588,679)          898,104
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,870,816      $ 1,041,964       $ 1,014,929      $(1,588,679)      $ 3,339,030
                                ==============   ===============   ===============  ===============   ===============

December 31, 1998

ASSETS

Current Assets................    $         -      $    49,680       $   104,101      $         -       $   153,781
Intercompany Investments......      1,645,933          174,608          (410,255)      (1,410,286)                -
Property, Plant and Equipment,
   Net........................              -          674,598           907,041                -         1,581,639
Other Assets..................         24,686          214,868            31,986                -           271,540
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 1,670,619      $ 1,113,754       $   632,873      $(1,410,286)      $ 2,006,960
                                ==============   ===============   ===============  ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities...........    $    31,271      $   187,878       $    18,033      $         -       $   237,182
Long-Term Debt................      1,009,274          357,000             5,616                -         1,371,890
Other Liabilities.............              -              981            19,964                -            20,945
Shareholders' Equity..........        630,074          567,895           589,260       (1,410,286)          376,943
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 1,670,619      $ 1,113,754       $   632,873      $(1,410,286)      $ 2,006,960
                                ==============   ===============   ===============  ===============   ===============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998

                             (Amounts in Thousands)



                                                             Unconsolidated

                                     ----------------------------------------------------------
                                                             Guarantor         Non-Guarantor         Consolidated

1999                                        OEI              Subsidiary         Subsidiaries             OEI
                                     ------------------   -----------------   -----------------   ------------------
Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $      13,233        $     (69,010)      $     (26,274)      $     (81,051)
   Adjustments to reconcile net
     income (loss) to net cash from
     operating activities..........          (27,262)              69,613              71,357             113,708
   Changes in assets and liabilities          14,793               34,908              (6,588)             43,113
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided By
   Operating Activities............              764               35,511              39,495              75,770
Cash Flows Used in Investing
   Activities......................                -               (9,124)             (4,879)            (14,003)
Cash Flows Used In
   Financing Activities............             (764)             (26,387)            (12,532)            (39,683)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase in Cash and
   Cash Equivalents................                -                    -              22,084              22,084
Cash and Cash Equivalents:
   Beginning of Period.............                -                    -              10,706              10,706
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           -        $           -       $      32,790       $      32,790
                                     ==================   =================   =================   ==================

1998

Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $      17,793        $     (54,251)      $       8,325       $     (28,133)
   Adjustments to reconcile net income
     (loss) to net cash from
     operating activities..........          (21,684)              61,830              34,580              74,726
   Changes in assets and liabilities           3,863               64,288             (23,514)             44,637
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided By (Used In)
   Operating Activities............              (28)              71,867              19,391              91,230
Cash Flows Used in Investing
   Activities......................                -             (133,882)            (69,545)           (203,427)
Cash Flows Provided By Financing
   Activities......................               28               68,702              45,178             113,908
                                     ------------------   -----------------   -----------------   ------------------
Net Increase (Decrease) in Cash and
   Cash Equivalents................                -                6,687              (4,976)              1,711
Cash and Cash Equivalents:

   Beginning of Period.............                2                2,653               9,034              11,689
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           2        $       9,340       $       4,058       $      13,400
                                     ==================   =================   =================   ==================

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding the Company's financial position, results of operations and cash flows for the quarters ended March 31, 1999 and 1998.

     As discussed in Note 1, effective March 30, 1999, Ocean Energy, Inc. ("Old Ocean") was merged with and into Seagull Energy Corporation ("Seagull"). In conjunction with the Merger, Seagull amended its Articles of Incorporation to change its name to Ocean Energy, Inc. In addition, effective March 27, 1998, United Meridian Corporation ("UMC") was merged into Old Ocean ("UMC Merger"). The UMC Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the UMC Merger were restated to conform accounting policies and combine the historical results of Old Ocean and UMC.

     The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Reports on Form 10-K for the year ended December 31, 1998 of Old Ocean and Seagull contain detailed information that should be referred to in conjunction with the following discussion.

                              Results Of Operations

                             Consolidated Highlights
                              (Amounts in Thousands)


                                                                                Three Months Ended March 31,

                                                                            ---------------------------------------
                                                                                  1999                 1998
                                                                            -----------------     ----------------
Revenues:

   Oil and gas operations .............................................       $   105,694           $   141,056
                                                                            =================     ================

Operating profit (loss):

   Oil and gas operations .............................................           (25,137)               26,678
   Corporate...........................................................            (6,013)               (5,341)
                                                                            -----------------     ----------------
                                                                              $   (31,150)          $    21,337
                                                                            =================     ================

Net loss...............................................................       $   (81,051)          $   (28,133)
Net cash provided by operating activities before
   changes in operating assets and liabilities.........................       $    32,657           $    46,593
Net cash provided by operating activities..............................       $    75,770           $    91,230

     Revenues decreased $35.4 million and the Company incurred an operating loss of $31.2 million for the first quarter of 1999 compared to operating profit of $21.3 million for the first quarter of 1998 primarily due to lower realized oil and gas prices and the loss on sale of Canadian assets of $28.5 million, partially offset by an increase in production for the quarter. Net loss increased from $28.1 million for the first quarter of 1998 to $81.1 million for the same period in 1999 due to these same factors and an increase in interest expense, partially offset by an increase in income tax benefit.

                               OCEAN ENERGY, INC.


                             Oil And Gas Operations
                             (Amounts in Thousands)



                                                                                  Three Months Ended March 31,

                                                                           -------------------------------------------
                                                                                  1999                    1998
                                                                           --------------------     ------------------
Revenues:

  Natural gas.........................................................       $     47,024              $    57,651
  Oil and NGLs........................................................             58,670                   83,405
                                                                           --------------------     ------------------
                                                                                  105,694                  141,056
                                                                           --------------------     ------------------

Operations and maintenance............................................             45,160                   42,652
Depreciation, depletion and amortization..............................             57,171                   71,726
Provision for loss on sale of Canadian assets.........................             28,500                        -
                                                                           --------------------     ------------------
  Operating profit (loss).............................................       $    (25,137)             $    26,678
                                                                           ====================     ==================

     Revenues - The Company's total revenues decreased approximately 25%, to $105.7 million for the three months ended March 31, 1999, from $141.1 million for the comparable period in 1998. The decrease in oil and gas revenues is primarily attributable to lower realized oil and gas prices, partially offset by a 2% increase in production for the first quarter of 1999. Production levels for the three months ended March 31, 1999, increased to 116.8 MBOE per day from
114.4 MBOE per day for the comparable period in 1998.

     Oil revenues decreased $24.7 million, or 30%, to $58.7 million for the three months ended March 31, 1999, from $83.4 million for the three months ended March 31, 1998. This decrease is the result of the precipitous decline in world crude oil prices experienced in 1998, partially offset by a 6% increase in production for the first quarter of 1999. The average realized price for oil decreased 33% to $10.04 in the first quarter of 1999 compared to $15.09 in the same period in 1998. Daily oil production increased to 64,933 Bbl in the first quarter of 1999 as compared to 61,401 Bbl for the same period in 1998. The production increase was due primarily to increased production in Cote d'Ivoire and Equatorial Guinea.

     Natural gas revenues decreased $10.7 million, or 18%, to $47.0 million for the three months ended March 31, 1999, from $57.7 million for the three months ended March 31, 1998, primarily due to the decline in gas prices along with a slight reduction in domestic production. The average realized price for natural gas decreased 16% to $1.68 per Mcf in the first quarter of 1999 as compared to $2.01 in the first quarter of 1998. Natural gas production for the first quarter of 1999 was 27,989 MMcf, a decrease of 2% over 1998 volumes due primarily to natural production declines in North America.

     For the quarters ended March 31, 1999 and 1998, oil and gas revenues have been increased by $2 million and $5 million, as a result of derivative contracts. In addition, the Company's oil revenues for the first quarter of 1999 were also affected by a $7 million loss in derivative activities.

                               OCEAN ENERGY, INC.

                    Exploration And Production Operating Data



                                                          Three Months Ended March 31,

                              --------------------------------------------------------------------------------------
                                        Net Daily Production                              Unit Price
                                   1999                     1998                 1999                    1998
                              ----------------        -----------------    -----------------       -----------------

Gas Sales (1):

  Domestic..............               251.5                    272.6          $   1.69                $   2.10
  Canada (2)............                36.0                     25.1          $   1.54                $   1.31
  Cote d'Ivoire.........                23.5                     20.4          $   1.83                $   1.71
                              ----------------        -----------------
Total...................               311.0                    318.1          $   1.68                $   2.01
                              ================        =================

 Oil and NGL Sales(1):

  Domestic..............              39,811                   42,401          $   9.42                $  15.34
  Canada (2)............               1,233                    1,189          $  11.10                $  12.88
  Cote d'Ivoire.........               4,489                    2,322          $   9.88                $  15.67
  Equatorial Guinea.....              19,400                   15,489          $  11.28                $  14.52
                              ----------------        -----------------
Total...................              64,933                   61,401          $  10.04                $  15.09
                              ================        =================

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.
(2) The Company's Canadian operations were sold April 15, 1999.

     Operations and Maintenance Costs - Total operations and maintenance costs increased $2.5 million, or 6%, to $45.2 million for the three months ended March 31, 1999 from $42.7 million for the comparable 1998 period. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities. Production and operating costs remained relatively flat at $4.30 per BOE for the quarter ended March 31, 1999, compared to $4.14 per BOE in the comparable 1998 period.

     Depreciation, Depletion and Amortization Expense - Depreciation, depletion and amortization (DD&A) expense related to oil and gas operations decreased $14.5 million, or 20%, to $57.2 million for the three months ended March 31, 1999, from $71.7 million for the comparable 1998 period. DD&A for Oil and Gas Operations decreased $1.53 per BOE, or 22%, to $5.44 per BOE for the quarter ended March 31, 1999, from $6.97 per BOE for the comparable 1998 period. This variance is primarily attributable to the effect of the non-cash impairments of oil and gas properties recognized by the Company in 1998.

                                      Other

     General and Administrative Expenses - General and administrative expenses remained relatively constant at $4.6 million for the three months ended March 31, 1999 versus $4.3 million in the comparable 1998 period.

     Interest Expense - Interest and debt expense increased $12.7 million to $25.2 million for the three months ended March 31, 1999 from $12.5 million in the comparable 1998 period. This increase is primarily the result of an increase in debt levels in the first quarter of 1999 resulting from the higher capital spending program throughout 1998. Interest expense for the remainder of 1999 will continue to be higher than 1998 levels due to the inclusion of the outstanding debt of

                               OCEAN ENERGY, INC.

Seagull of approximately $563 million in the Company's financial statements. However, proceeds from the expected sales of certain non-core oil and gas assets during the remainder of 1999 will be used to repay existing long-term debt.

     Merger Expense - Merger expenses of $41 million associated with the Merger between Old Ocean and Seagull have been recorded in the first quarter of 1999. Merger expenses of $39 million associated with the March 1998 merger between Old Ocean and UMC were recorded in the first quarter of 1998.

     Income Tax Benefit - An income tax benefit of $15.4 million was recognized for the three months ended March 31, 1999, compared to a benefit of $1.5 million for the three months ended March 31,1998. Consistent with SFAS No. 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The Company currently believes that it is more likely than not that the net deferred tax asset will be realized. This will be evaluated again during integration of the operations of Old Ocean and Seagull and as assets sales take place.

                          Unaudited Pro Forma Condensed
                      Combined Financial and Operating Data

     The following table sets forth summary unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Merger as if it had occurred as of January 1, 1998. The information does not purport to be indicative of actual results, if the Merger had been in effect for the periods indicated, or of future results. The information was prepared based on the following assumptions:

     The income statements for 1999 and 1998 are a result of combining the three month income statement of Old Ocean with the three month income statement of Seagull adjusted for 1) certain costs that Seagull had expensed under the successful efforts method of accounting that are capitalized under the full cost method of accounting; 2) depreciation, depletion and amortization expense of Seagull calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting; 3) decreased interest expense resulting from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs; and 4) the related income tax effects of these adjustments based on the applicable statutory tax rate. It should be noted that the pro forma net loss for the three months ended March 31, 1998, does not include the impairments of oil and gas properties that were recorded by the companies in the second and fourth quarters of 1998 and does not include expensed merger costs relating to the Merger. The allocation of purhase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

                               OCEAN ENERGY, INC.

                         Unaudited Pro Forma Information
                  (Amounts in Thousands, Except Per Unit Data)



                                                                                   Three Months Ended March 31,

                                                                            -------------------------------------------
                                                                                   1999                    1998
                                                                            ------------------- --- -------------------
Unaudited Pro Forma Condensed Combined Statements of Income:
Revenues:

   Oil and gas operations..............................................       $    162,799            $    228,537
   Alaska transmission and distribution................................             38,661                  31,876
                                                                            -------------------     -------------------
                                                                                   201,460                 260,413
                                                                            -------------------     -------------------
Cost of operations:

   Operations and maintenance..........................................             70,978                  78,046
   ENSTAR Alaska cost of gas sold......................................             17,852                  14,763
   Depreciation, depletion and amortization............................             93,258                 114,172
   Provision for loss on sale of Canadian assets.......................             28,500                       -
   General and administrative..........................................              8,867                   7,680
                                                                            -------------------     -------------------
                                                                                   219,455                 214,661
                                                                            -------------------     -------------------
Operating profit (loss)................................................            (17,995)                 45,752

Other (income) expense:

   Merger expenses (1).................................................                  -                  39,000
   Interest expense....................................................             35,375                  20,896
   Interest income and other...........................................             (5,517)                 (1,018)
                                                                            -------------------     -------------------
                                                                                    29,858                  58,878
                                                                            -------------------     -------------------
Loss before income taxes...............................................            (47,853)                (13,126)

Income tax expense (benefit)...........................................             (1,702)                  6,671
                                                                            -------------------     -------------------

Net loss...............................................................            (46,151)                (19,797)
Preferred stock dividend...............................................                801                       -
                                                                            -------------------     -------------------
Net loss available to common shareholders..............................       $    (46,952)           $    (19,797)
                                                                            ===================     ===================

Loss per common share:

   Basic and Diluted...................................................       $      (0.28)           $      (0.12)
                                                                            ===================     ===================

Weighted average number of common shares outstanding:

   Basic and Diluted...................................................            165,914                 163,113
                                                                            ===================     ===================

Capital Expenditures:

   Oil and gas operations..............................................       $     78,341            $    257,636
   ENSTAR Alaska ......................................................              1,698                   1,539
   Corporate...........................................................              3,877                   3,713
                                                                            -------------------     -------------------
   Total (2)...........................................................       $     83,916            $    262,888
                                                                            ===================     ===================

(1) Excludes approximately $41 million of merger expenses recorded in the quarter ended March 31, 1999. During 1998, the Company recorded $39 million in merger expenses related to the UMC Merger, which was accounted for as a pooling transaction.

(2) Includes  capitalized  interest of $9 million and $7 million  and   certain
    employee-related costs of $6 million and $7 million respectively.

                               OCEAN ENERGY, INC.

                         Unaudited Pro Forma Information
                  (Amounts in Thousands, Except Per Unit Data)



                                                                                   Three Months Ended March 31,

                                                                            -------------------------------------------
                                                                                   1999                    1998
                                                                            ------------------- --- -------------------
Operations Data:
Oil and gas operations

   Net daily natural gas production (MMcf):

     Domestic..........................................................              510.9                   564.3
     Canada (1)........................................................               35.9                    25.1
     Cote d'Ivoire.....................................................               33.2                    30.8
     Other international...............................................                8.4                    12.3
                                                                            -------------------     -------------------
           Total.......................................................              588.4                   632.5
                                                                            ===================     ===================

   Average natural gas prices ($ per Mcf):

     Domestic..........................................................       $       1.64            $       2.06
     Canada (1)........................................................       $       1.54            $       1.31
     Cote d'Ivoire.....................................................       $       1.73            $       1.64
     Other international...............................................       $       2.28            $       2.74
     Weighted average..................................................       $       1.65            $       2.02

   Net daily oil and NGL production (Bbl):

     Domestic..........................................................             43,907                  47,454
     Canada (1)........................................................              1,233                   1,189
     Egypt.............................................................             10,131                  10,504
     Cote d'Ivoire.....................................................              5,474                   3,422
     Russia............................................................              4,190                   3,993
     Equatoral Guinea..................................................             19,400                  15,489
     Other international...............................................                 54                     286
                                                                            -------------------     -------------------
        Total..........................................................             84,389                  82,337
                                                                            ===================     ===================

   Net daily production (MBOE):........................................              182.5                   187.8
                                                                            ===================     ===================

   Average oil and NGL prices ($ per Bbl):

     Domestic..........................................................       $       9.44            $      15.15
     Canada (1)........................................................       $      11.10            $      12.84
     Egypt.............................................................       $      10.91            $      13.16
     Cote d'Ivoire.....................................................       $      10.00            $      13.92
     Russia............................................................       $       6.64            $      11.62
     Equatorial Guinea.................................................       $      11.28            $      14.52
     Other international...............................................       $      14.22            $      17.61
         Total.........................................................       $       9.96            $      14.53

Average costs ($ per BOE):

   Production and operating costs......................................       $       4.00            $       4.30
   General and administrative expenses.................................               0.54                    0.45
   Interest expense....................................................               2.09                    1.17
                                                                            -------------------     -------------------
         Cash costs                                                                   6.63                    5.92
   Depletion, depreciation and amortizaton.............................               5.55                    6.63
                                                                            -------------------     -------------------
          All-in costs                                                        $      12.18            $      12.55
                                                                            ===================     ===================

(1) The Company's Canadian operations were sold April 15, 1999.

                               OCEAN ENERGY, INC.

                         Unaudited Pro Forma Information
                  (Amounts in Thousands, Except Per Unit Data)


                                                                                   Three Months Ended March 31,
                                                                                   1999                    1998

                                                                            ------------------- --- -------------------
ENSTAR Alaska  Operating Data: (1)

   Degree days (2).....................................................              4,516                   3,697
   Sales and transport volumes (MMcf)..................................             16,417                  13,622
   Sales and transport margin per MMcf.................................       $       1.27            $       1.26

(1) This segment's business is seasonal with approximately 65% - 70% of its sales made in the first and fourth quarters of each year.
(2)  A  measure  of  weather   severity   calculated  by  subtracting  the  mean
     temperature for each day from 65 degrees Fahrenheit. More degree days equate to colder weather.

                         Liquidity And Capital Resources

     Liquidity - Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which combined the existing credit facilities of both Old Ocean and Seagull. The Credit Facility consists of a $500 million five-year revolving facility and a renewable $300 million 364-day facility. The Credit Facility bears interest, at the Company's option, at a competitive bid or LIBOR or prime rates plus applicable margins ranging from zero to 1.7%. Financing fees of approximately $6 million were incurred related to the Credit Facility. As of March 31, 1999, borrowings outstanding against the facility totaled $585 million, leaving $186 million of available credit.

     The Company's debt to total capitalization ratio has decreased to 68% at March 31, 1999, from 78% at December 31, 1998. The Company plans to pursue additional property sales in 1999, the proceeds from which will be used to pay down amounts outstanding under the Credit Facility.

     The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance. Such future performance is subject to many conditions that are beyond the Company's control, particularly oil and gas prices, and the Company's ability to obtain additional debt and equity financing, if necessary. The Company currently expects that its cash flow from operations and availability under the Credit Facility will be adequate to execute its 1999 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time or on a long-term basis. If the Company's cash flow from operations and availability under the Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

     Effects of Leverage - The Company has outstanding indebtedness of approximately $1.9 billion as of March 31, 1999. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial  portion of the Company's  cash flow from

                               OCEAN ENERGY, INC.

operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions that limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

     The Company believes it is currently in compliance with all covenants contained in the respective indentures.

                              Capital Expenditures
                             (Amounts in Thousands)



                                                                                 Three Months Ended March 31,

                                                                          -------------------------------------------
                                                                                1999                     1998
                                                                          ------------------       ------------------
Oil and Gas Operations:

  Leasehold acquisitions.............................................        $     3,899               $    8,807
  Exploration costs..................................................              8,991                   86,949
  Development costs..................................................             36,019                  107,671
                                                                          ------------------       ------------------
                                                                                  48,909                  203,427
Corporate............................................................              2,817                    1,327
                                                                          ------------------       ------------------
                                                                          $       51,726               $  204,754
                                                                          ==================       ==================

     The Company's capital expenditure budget for 1999 is expected to be approximately $350-400 million (excluding proved property acquisitions). Actual capital spending may vary from the capital expenditure budget. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance 1999 capital expenditures primarily with funds provided by operations.

Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

                               OCEAN ENERGY, INC.


Environmental

     Compliance with applicable environmental and safety regulations by the Company has not required any significant capital expenditures or materially affected its business or earnings. The Company believes it is in substantial compliance with environmental and safety regulations and foresees no material expenditures in the future; however, the Company is unable to predict the impact that compliance with future regulations may have on capital expenditures, earnings and competitive position.

Year 2000

     Historically, most computer systems (including microprocessors embedded into field equipment and other machinery) utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to distinguish twenty-first century dates from twentieth century dates ("Year 2000 issues").

     Accordingly, the Company has initiated a comprehensive plan to address the Year 2000 issues associated with its operations and business (the "Year 2000 plan"). The Company's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect the Company. The Board has created a committee consisting of senior executives and a representative from the Board to oversee the adoption and implementation of the Year 2000 plan covering all of the Company's business units. The plan has been developed with an aim towards taking reasonable steps to prevent the Company's mission-critical functions from being impaired due to the Year 2000 problem.

     The plan includes several phases - (i) assessment of all of the Company's systems and technology; (ii) implementation and testing of modifications to or replacements of existing systems and technology, both financial and operational;
(iii)  communication  with key business partners regarding Year 2000 issues; and
(iv) contingency planning.

     In planning and developing the project, the Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, fax machines, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In those cases where the Company has identified equipment and software that is not Year 2000 ready, the Company is in the process of replacing or upgrading such items so they will calculate dates correctly in the new century. Furthermore, as new equipment and software are purchased in the ordinary course of business, the Company ensures that such purchases are Year 2000 ready.

     During 1997, the Company utilized both internal and external resources to test, reprogram or replace many of its IT systems, primarily financial and operational software, for necessary

                               OCEAN ENERGY, INC.

modifications identified in its assessment of Year 2000 issues. As of the date of this filing, the Company estimates that approximately 90% of its Year 2000 plan related to these IT systems has been implemented and anticipates that the remainder of the plan, including any necessary remedial action, will be completed by June 30, 1999, except for the reserves system which is scheduled for the third quarter of 1999. During September 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment.

     The Company has employed outside engineering firms to inventory and evaluate embedded chips in control, metering and monitoring devices on the Company's producing properties. Such devices are extensively used in offshore operations. While some remedial work has been required, it was not extensive and is essentially complete.

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

     During the fourth quarter of 1998, the Company began developing contingency plans for its financial and operational systems. The Company's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

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

                               OCEAN ENERGY, INC.


     In a recent Securities and Exchange Commission release regarding Year 2000 disclosures, the Securities and Exchange Commission stated that public companies must disclose the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios the Company may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving the Company domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for the Company and its employees, contractors, suppliers, and customers; significant disruption to the Company's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of the Company's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as onshore and offshore oil and gas rigs, oil and gas pipelines and gas plants domestically and internationally, the effects of which would have a cumulative material adverse impact on the Company. Among other things, the Company could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. the Company could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to the Company. Under these circumstances, the adverse effect on the Company, and the diminution of the Company's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on the Company, and the diminution of the Company's revenues, from a domestic or global recession or depression is also likely to be material, although not quantifiable at this time.

     The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1.0 million. Of this amount, approximately $545,000 had been incurred as of March 31, 1999.

Defined Terms

     Natural gas is stated herein in billion cubic feet ("Bcf"), million cubic feet ("MMcf") or thousand cubic feet ("Mcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl") or thousand barrels ("MBbl"). MMcfe and Mcfe represent the equivalent of one million and one thousand cubic feet of natural gas, respectively. Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid. MMbtu means one million British Thermal Units. A British Thermal Unit is the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

                               OCEAN ENERGY, INC.


Forward-Looking Statements May Prove Inaccurate

     This document  includes  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this document, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for the future operations of the Company are forward-looking statements.

     Although the Company believes that such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include information concerning cost savings from the Merger, integration of the businesses of Old Ocean and Seagull, general economic conditions and possible or assumed future results of operations of the Company, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs, and management's strategies, plans and objectives as set forth herein.

     When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document could affect the future results of the energy industry in general and could cause those results to differ materially from those expressed in such forward-looking statements:

- Risks  incident to the drilling and  operation of oil and gas wells;

- Future production and development costs;

- The effect of existing and future laws and regulatory  actions;

- The political and economic climate in the foreign jurisdictions in which the Company conducts oil and gas operations;

- The effect of changes in commodity prices, hedging activities and conditions in the capital markets; and

- Competition from others in the energy industry.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks.

     Currently, the Company has entered into various derivative financial instruments for gas and oil production throughout the remainder of 1999. In connection with these transactions, the Company recorded a decrease in oil revenues of $7 million during the first quarter of 1999. The derivative financial instruments for gas and oil production discussed in the preceding sentence were cancelled in April 1999 and replaced with Collars. At May 14, 1999, Collars are in place for portions of the Company's oil production for the remainder of 1999 at floors of $12.00 and $15.00 per barrel and ceilings of $15.00, $18.85 and $19.00 per barrel. In addition, Collars are in place for portions of the Company's gas production through October 1999 at a floor of $2.15 per

                               OCEAN ENERGY, INC.

MMBtu and a ceiling of $2.45 per MMBtu. While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, these derivative financial instruments will significantly limit the Company's loss/gain from decrease/increases in the market price of natural gas and crude oil below/above the floors/ceilings noted above.. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative financial instruments relate.

     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the Company's Credit Facility. The Credit Facility represents approximately 30% of the Company's total debt as of March 31, 1999 and is the only floating rate debt. Based upon an analysis, utilizing the actual interest rates in effect and balances outstanding as of March 31, 1999 and assuming a 10% increase in interest rates, the potential increase in annual interest expense is approximately $3.5 million.

                           Part II. Other Information

Item 4.       Submission of Matters to a Vote of Security Holders

     On March 30, 1999, the shareholders approved a merger of Ocean Energy, Inc. with and into Seagull Energy Corporation and elected certain directors. Votes were cast as follows:



                                                                                         Broker

                                                     For               Against          Non-Votes         Abstained

                                                ---------------     --------------    --------------     -------------
Ratification of the Agreement and Plan of
   Merger between Seagull and OEI.........        44,408,585            8,815,291                 -          193,931
Election as a Director of the Company of:

   J. Evans Attwell.......................        49,852,075                    -                 -        3,565,732
   John B. Brock..........................        49,984,447                    -                 -        3,433,360
   Milton Carroll.........................        49,981,813                    -                 -        3,435,994
   Thomas D. Clark, Jr....................        49,976,281                    -                 -        3,441,526
   James L. Dunlap........................        49,980,683                    -                 -        3,437,124
   James C. Flores........................        49,970,597                    -                 -        3,447,210
   Peter J. Fluor.........................        49,992,945                    -                 -        3,424,862
   Barry J. Galt..........................        49,957,732                    -                 -        3,460,075
   James T. Hackett.......................        49,983,771                    -                 -        3,434,036
   Robert L. Howard.......................        49,981,097                    -                 -        3,436,710
   Elvis L. Mason.........................        49,979,881                    -                 -        3,437,926
   Charles F. Mitchell....................        49,972,865                    -                 -        3,444,942
   David K. Newbigging....................        49,984,669                    -                 -        3,433,138
   Dee S. Osborne.........................        49,990,337                    -                 -        3,427,470
   R.A. Walker............................        49,988,939                    -                 -        3,428,868

                               OCEAN ENERGY, INC.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

*4.1 Revolving Credit Agreement,  dated as of March 30, 1999, among the Company,
     Chase Bank of Texas, National Association ("Chase Texas") (Individually and as Administrative Agent), The Chase Manhattan Bank ("Chase Manhattan") (as Auction Administrative Agent), Bank of America National Trust and Savings Association ("Bank of America") (Individually and as Syndication Agent), Bank One Texas, N. A. ("Bank One") (Individually and as Documentation Agent), Societe Generale, Southwest Agency ("Societe Generale") (Individually and as Managing Agent), the Bank of Montreal (Individually and as Managing Agent), and the other Banks signatory thereto.

*4.2 364-Day Credit  Agreement,  dated as of March 30, 1999,  among the Company,
     Chase Texas (Individually and as Administrative Agent), Chase Manhattan (as Auction Administrative Agent), Bank of America (Individually and as Syndication Agent), Bank One (Individually and as Documentation Agent), Societe Generale (Individually and as Managing Agent), the Bank of Montreal (Individually and as Managing Agent), and the other Banks signatory thereto.

*4.3 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary Guarantors, and U.S. Bank Trust National Association, relating to the 8 3/8% Series A Senior Subordinated Notes due 2008 and the 8 3/8% Series B Senior Subordinated Notes due 2008 (the Indenture is incorporated by reference to Exhibit 10.22 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058) filed with the Securities and Exchange Commission ("SEC") on August 14, 1998; the First Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.4 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary Guarantors, and Norwest Bank Minnesota, National Association (Norwest Bank) as Trustee, relating to the 7 5/8% Senior Notes due 2005 (the Indenture is incorporated by reference to Exhibit 10.23 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on August 14, 1998; the First Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.5 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary Guarantors, and Norwest Bank as Trustee, relating to the 8 1/4% Senior Notes due 2018 (the Indenture is incorporated by reference to Exhibit 10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on August 14, 1998; the First Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.6 Indenture,  dated  as of  July 2,  1997,  among  Ocean  Energy,  Inc.,  the
     Subsidiary Guarantors Named Therein and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Senior Subordinated Notes due 2007 (the Indenture is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-32715) of Ocean Energy, Inc. filed with the SEC on August 1, 1997; the First Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to Exhibit 10.11 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; the Second Supplemental Indenture, dated as of March 30, 1999 is filed herewith).

*4.7 Indenture,  dated as of September 26, 1996, among Ocean Energy, Inc. (f/k/a
     Flores & Rucks, Inc.), the Subsidiary Guarantors Named Therein and Fleet National Bank, as Trustee, relating to the 9 3/4% Senior Subordinated Notes Due 2006 (the Indenture is incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to
     Exhibit 10.10 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; the Second Supplemental Indenture, dated March 30, 1999, is filed herewith).

                               OCEAN ENERGY, INC.

*4.8 Indenture,  dated as of October 30,  1995,  among  Ocean  Energy,  Inc.,  a
     Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation (successor by merger to UMC Petroleum Corporation) and Bank of Montreal Trust Company, as Trustee, relating to the 10 3/8% Senior Subordinated Notes Due 2005 (the Indenture is incorporated by reference to Exhibit 4.20 to UMC's Annual Report on Form 10-K for the year ended December 31, 1995; the First Supplemental Indenture, dated as of November 4, 1997, is incorporated by reference to
     Exhibit 4.11 to the Form 10-Q for the quarter ended September 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the Second Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to
     Exhibit 10.12 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; the Third Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.9 Indenture,  dated as of December 1, 1994,  among Ocean Energy,  Inc. (f/k/a
     Flores & Rucks, Inc.), the Subsidiary Guarantors Named Therein and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 13 1/2% Senior Notes Due 2004, (the Indenture is incorporated by reference to
     Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental Indenture, dated as of September 19, 1996, is incorporated by reference to Exhibit 4.1 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on October 10, 1996; the Second Supplemental Indenture, dated as of July 14, 1997, is incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 of Ocean Energy, Inc. (Registration No. 0-25058); the Third Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to Exhibit 10.9 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; the Fourth Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.10First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Indenture, dated as of September 1, 1997, relating to the 7 1/2% Senior Notes Due 2027.

*4.11First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Indenture, dated as of July 15, 1993, relating to the 7 7/8% Senior Notes Due 2003.

*4.12First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Subordinated Indenture, dated as of July 15, 1993, relating to the 8 5/8% Senior Subordinated Notes Due 2005.

4.13 Amendment No. 2 to Amended and Restated Rights Agreement, dated as of March 10, 1999, by and between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1999).

#10.1 Employment Agreement, dated as of March 27, 1998, among Ocean Energy, Inc.
     and John B. Brock, as amended (the Agreement is incorporated by reference to Exhibit 10.1 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; Amendment No.1, dated as of November 24, 1998, is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058).

#10.2 Employment Agreement, dated as of March 27, 1998, among Ocean Energy, Inc.
     and James C. Flores, as amended (the Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; Amendment No.1, dated as of November 24, 1998, is incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058).

*#10.3 UMC 1987  Nonqualified  Stock  Option  Plan,  as  amended,  (the  Plan is incorporated  herein by
                                       29

                               OCEAN ENERGY, INC.

     reference  to Exhibit  10.3 to UMC's Form S-1 (No.
     33-63532) filed with the SEC on May 28, 1993; the Third Amendment, dated November 16, 1993, is incorporated herein by reference to Exhibit 10.4 to UMC's 1993 Form 10-K filed with the SEC on March 7, 1994; the Fourth Amendment, dated April 6, 1994, is incorporated by reference to Exhibit
     10.6 to UMC's 1994 Form 10-K filed with the SEC on March 10, 1995; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to
     Exhibit 4.7 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997); the Sixth Amendment, dated March 27, 1998 (filed herewith); the Seventh Amendment, dated February 1, 1999 (filed herewith).


*#10.4 UMC 1994 Employee Nonqualified Stock Option Plan, as amended (the Plan is incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May 19, 1994; the First Amendment, dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to UMC's Form S-8 (No. 33-86480) filed with the SEC on November 18, 1994; the Second Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.3.2 to UMC's Form S-8 (No. 333-05401) filed with the SEC on June 6, 1996; the Third Amendment, dated November 13, 1996, is incorporated by reference to Exhibit
     4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29, 1997; the Fourth Amendment, dated May 29, 1997, is incorporated herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29, 1997; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.8 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997; the Sixth Amendment, dated March 27, 1998 is filed herewith).

#10.5Amendment  to UMC 1994  Non-Qualified  Stock  Option  Agreement  for Former
     Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf (incorporated by reference to Exhibit 10.22 to UMC's Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996).

*#10.6 UMC 1994 Outside  Directors'  Nonqualified  Stock Option Plan, as amended
     (the Plan is incorporated herein by reference to Exhibit 4.15 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May 19, 1994; the First Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8 (No. 333-05401) filed with the SEC on June 6, 1996; the Second Amendment, dated November 13, 1996, is incorporated herein by reference to
     Exhibit 4.4 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29, 1997; the Third Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.9 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997); Fourth Amendment, dated March 27, 1998 is filed herewith).

*#10.7 UMC Petroleum Corporation  Supplemental Benefit Plan effective January 1,
     1994, approved by the Board of Directors on March 29, 1994 (the Plan is incorporated by reference to Exhibit 10.10 to UMC's 1994 Form 10-K filed with the SEC on March 10, 1995; the Second Amendment dated March 30, 1999 is filed herewith).

*#10.8 1994 Long-Term Incentive Plan (the Plan, as amended, is incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-84308) of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on October 31, 1994); the Second Amendment, dated March 27, 1998 is filed herewith).

*#10.9 1996 Long-Term Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to Exhibit 99.1 to the Form S-8 (No. 333-45117) of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on January 29, 1998); the Second Amendment, dated March 27, 1998, is filed herewith).

#10.10  Long-Term  Incentive  Plan  for  Non-Executive   Employees,  as  amended
     (incorporated by reference to Exhibit 99.1 to the Form S-8 (No. 333-45119) of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on January 29, 1998; Amendment No. 2, incorporated by reference to Exhibit
     99.2 to the Form S-8 (No. 333-49185) of Ocean Energy, Inc., filed with the SEC on April 1, 1998;
                                       30

                               OCEAN ENERGY, INC.

     Amendment No. 3, dated as of May 20, 1998, is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058).

#10.11 1998 Long-Term Incentive Plan, incorporated by reference to Appendix E to
     Ocean  Energy,   Inc.'s  Joint  Proxy  Statement  Prospectus  on  Form  S-4
     (333-43933) filed with the SEC on January 9, 1998.

#10.12 Ocean Energy, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 1997 of Ocean Energy, Inc. (Registration No. 0-25058).

#10.13 Severance  Protection  Agreement,  dated as of December 20, 1997,  by and between United Meridian Corporation, UMC Petroleum Corporation and the Executives named therein incorporated by reference to Exhibit 10.1 to United Meridian's Form 8-K filed with the Securities and Exchange Commission on December 23, 1997; Amendment No. 1 to Severance Protection Agreement, dated as of November 24, 1998 by and between Ocean Energy, Inc. and Jonathan M. Clarkson, as incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058).

*10.14  The  Fifth  Amendment  to  the  Seagull  Energy  Corporation  Management
     Stability Plan dated March 29, 1999.

*#10.15 Amendment to  Employment  Agreement by and between the Company and James
     T. Hackett dated November 24, 1998.

*#10.16 Amendment to Employment and Consulting Agreement by and between the Company and Barry J. Galt dated November 24, 1998.

*#10.17 Ocean Energy,  Inc. 1999 Change of Control Severance Plan dated February
     8, 1999; the First Amendment dated March 29, 1999.

#10.18 Form of Employment Agreement among the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on February 20, 1998).

*#10.19 Form of Indemnification Agreements among the Company and certain executive officers and directors .

*27.1 Financial Data Schedule.

27.2 Restated Financial Data Schedule for the year ended December 31, 1998 (incorporated by reference to the Annual Report on Form 10-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on February 16,
     1999).

27.3 Restated Financial Data Schedule for the years ended December 31, 1997 and 1996 and the quarterly periods in the year ended December 31, 1997 (incorporated by reference to Exhibit 27.1 to the Current Report on Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on May 6, 1998).

27.4 Restated Financial Data Schedule for the quarter ended March 31, 1998 (incorporated by reference to Exhibit 27.1 to the Form 10-Q of Ocean
     Energy,  Inc.  (Registration  No.  0-25058)  filed  with the SEC on May 15,
     1998).

27.5 Restated Financial Data Schedule for the quarter ended June 30, 1998 (incorporated by reference to Exhibit 27.1 to the Form 10-Q of Ocean
     Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC

                               OCEAN ENERGY, INC.

     on August 14, 1998).

27.6 Restated Financial Data Schedule for the quarter ended September 30, 1998 (incorporated by reference to Exhibit 27.1 to the Form 10-Q of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on November 16,
     1998).

*    Filed herewith.

#    Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8-K: On March 12, 1999, the Company filed a Current Report on Form 8-K dated March 10, 1999 with respect to the Amendment and Restatement of the Seagull Energy Corporation Rights Agreement. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). On April 8, 1999, the Company filed a Current Report on Form 8-K dated March 30, 1999 with respect to the Merger. The items reported in such Current Report were Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).
     On May 4, 1999, the Company filed a Current Report on Form 8-K dated April 26, 1999 with respect to the appointment of auditors. The item reported in such Current Report was Item 5 (Other Events).

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Ocean Energy Corporation

                            By: /s/ William L. Transier
                                William L. Transier
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)

                            Date:    May 17, 1999

                            By: /s/ Gordon L. McConnell
                                Gordon L. McConnell
                                Vice President and Controller
                                (Principal Accounting Officer)

                            Date:   May 17, 1999

                                  Exhibit Index



                                                                                      Page
                                                                                     Number

*4.1 Revolving Credit Agreement,  dated as of March 30, 1999, among the Company,
     Chase Bank of Texas, National Association ("Chase Texas") (Individually and
     as Administrative  Agent), The Chase Manhattan Bank ("Chase Manhattan") (as
     Auction  Administrative  Agent), Bank of America National Trust and Savings
     Association  ("Bank of America")  (Individually and as Syndication  Agent),
     Bank One Texas,  N. A.  ("Bank  One")  (Individually  and as  Documentation
     Agent),   Societe   Generale,   Southwest   Agency   ("Societe   Generale")
     (Individually  and as Managing Agent),  the Bank of Montreal  (Individually
     and as Managing Agent), and the other Banks signatory thereto.

*4.2 364-Day Credit  Agreement,  dated as of March 30, 1999,  among the Company,
     Chase Texas (Individually and as Administrative Agent), Chase Manhattan (as
     Auction  Administrative  Agent),  Bank  of  America  (Individually  and  as
     Syndication  Agent),  Bank One (Individually  and as Documentation  Agent),
     Societe Generale (Individually and as Managing Agent), the Bank of Montreal
     (Individually and as Managing Agent), and the other Banks signatory thereto.

*4.3 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary Guarantors, and U.S. Bank Trust National Association, relating to the 8 3/8% Series A Senior Subordinated Notes due 2008 and the 8 3/8%
     Series B Senior Subordinated Notes due 2008 (the Indenture is incorporated by reference to Exhibit 10.22 to the Form 10-Q for the period ended June
     30, 1998 of Ocean Energy,  Inc.  (Registration  No. 0-25058) filed with the
     Securities  and Exchange  Commission  ("SEC") on August 14, 1998; the First
     Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.4 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary  Guarantors,  and Norwest Bank Minnesota,  National  Association
     (Norwest  Bank) as Trustee,  relating  to the 7 5/8% Senior  Notes due 2005
     (the  Indenture is  incorporated  by reference to Exhibit 10.23 to the Form
     10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration
     No. 0-25058) filed with the SEC on August 14, 1998; the First  Supplemental
     Indenture, dated March 30, 1999, is filed herewith).

*4.5 Indenture,  dated  as of  July 8,  1998,  among  Ocean  Energy,  Inc.,  its
     Subsidiary Guarantors,  and Norwest Bank as Trustee, relating to the 8 1/4%
     Senior Notes due 2018 (the Indenture is incorporated by reference to Exhibit 10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean
     Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on August 14,
     1998; the First Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.6 Indenture,  dated  as of  July 2,  1997,  among  Ocean  Energy,  Inc.,  the
     Subsidiary  Guarantors  Named  Therein  and  State  Street  Bank and  Trust
     Company,  as Trustee,  relating to the 8 7/8% Senior Subordinated Notes due
     2007 (the Indenture is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (No. 333-32715) of Ocean Energy, Inc.
     filed with the SEC on August 1, 1997; the First Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to Exhibit 10.11 to the Form 8-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on March 31, 1998; the Second Supplemental Indenture, dated as of
     March 30, 1999 is filed herewith).

*4.7 Indenture,  dated as of September 26, 1996, among Ocean Energy, Inc. (f/k/a
     Flores & Rucks,  Inc.),  the Subsidiary  Guarantors Named Therein and Fleet
     National Bank, as Trustee, relating to the 9 3/4% Senior Subordinated Notes
     Due 2006 (the Indenture is incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 of
     Ocean Energy,  Inc.  (Registration  No.  0-25058);  the First  Supplemental
     Indenture,  dated as of March 27,  1998,  is  incorporated  by reference to
     Exhibit  10.10  to the Form 8-K of Ocean  Energy,  Inc.  (Registration  No.
     0-25058)  filed with the SEC on March 31,  1998;  the  Second  Supplemental
     Indenture, dated March 30, 1999, is filed herewith).


                                  Exhibit Index



                                                                                      Page
                                                                                     Number

*4.8 Indenture,  dated as of October 30,  1995,  among  Ocean  Energy,  Inc.,  a
     Delaware corporation  (successor by merger to United Meridian Corporation),
     Ocean  Energy,  Inc., a Louisiana  corporation  (successor by merger to UMC
     Petroleum Corporation) and Bank of Montreal Trust Company, as Trustee, relating to the 10 3/8% Senior Subordinated Notes Due 2005 (the Indenture is incorporated by reference to Exhibit 4.20 to UMC's Annual Report on Form
     10-K  for  the  year  ended  December  31,  1995;  the  First  Supplemental
     Indenture,  dated as of November 4, 1997, is  incorporated  by reference to
     Exhibit 4.11 to the Form 10-Q for the quarter ended September 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the Second Supplemental
     Indenture,  dated as of March 27,  1998,  is  incorporated  by reference to
     Exhibit  10.12  to the Form 8-K of Ocean  Energy,  Inc.  (Registration  No.
     0-25058)  filed  with the SEC on March 31,  1998;  the  Third  Supplemental
     Indenture, dated March 30, 1999, is filed herewith).

*4.9 Indenture,  dated as of December 1, 1994,  among Ocean Energy,  Inc. (f/k/a
     Flores & Rucks, Inc.), the Subsidiary  Guarantors Named Therein and Shawmut
     Bank Connecticut, National Association, as Trustee, relating to the 13 1/2%
     Senior  Notes Due 2004,  (the  Indenture  is  incorporated  by reference to
     Exhibit 4.1 to the Annual  Report on Form 10-K for the year ended  December
     31,  1994 of Ocean  Energy,  Inc.  (Registration  No.  0-25058);  the First
     Supplemental Indenture,  dated as of September 19, 1996, is incorporated by
     reference  to  Exhibit  4.1  to  the  Form  8-K  of  Ocean   Energy,   Inc.
     (Registration  No.  0-25058)  filed with the SEC on October 10,  1996;  the
     Second Supplemental  Indenture,  dated as of July 14, 1997, is incorporated by  reference to Exhibit 4.1 to the  Quarterly  Report on Form 10-Q for the
     quarter ended September 30, 1997 of Ocean Energy,  Inc.  (Registration  No.
     0-25058); the Third Supplemental Indenture,  dated as of March 27, 1998, is incorporated  by reference to Exhibit 10.9 to the Form 8-K of Ocean Energy,
     Inc.  (Registration  No. 0-25058) filed with the SEC on March 31, 1998; the
     Fourth Supplemental Indenture, dated March 30, 1999, is filed herewith).

*4.10First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Indenture,  dated as of  September  1, 1997,  relating to the 7 1/2% Senior
     Notes Due 2027.

*4.11First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Indenture,  dated as of July 15, 1993,  relating to the 7 7/8% Senior Notes
     Due 2003.

*4.12First  Supplemental  Indenture,  date as of March 30,  1999,  to the Senior
     Subordinated  Indenture,  dated as of July 15, 1993, relating to the 8 5/8%
     Senior Subordinated Notes Due 2005.

4.13 Amendment No. 2 to Amended and Restated Rights Agreement, dated as of March
     10, 1999, by and between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1999).

#10.1 Employment Agreement, dated as of March 27, 1998, among Ocean Energy, Inc.
     and John B. Brock, as amended (the Agreement is incorporated by reference to Exhibit 10.1 to the Form 8-K of Ocean Energy, Inc. (Registration No.
     0-25058) filed with the SEC on March 31, 1998; Amendment No.1, dated as of November 24, 1998, is incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean
     Energy, Inc. (Registration No. 0-25058).

#10.2 Employment Agreement, dated as of March 27, 1998, among Ocean Energy, Inc.
     and James C. Flores, as amended (the Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K of Ocean Energy, Inc. (Registration No.
     0-25058) filed with the SEC on March 31, 1998; Amendment No.1, dated as of November 24, 1998, is incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 1998, of Ocean
     Energy, Inc. (Registration No. 0-25058).


                                  Exhibit Index



                                                                                      Page
                                                                                     Number

*#10.3 UMC 1987 Nonqualified Stock Option Plan, as amended, (the Plan is incorporated herein by reference to Exhibit 10.3 to UMC's Form S-1 (No.
     33-63532)  filed with the SEC on May 28, 1993; the Third  Amendment,  dated
     November 16, 1993, is incorporated herein by reference to Exhibit 10.4 to UMC's 1993 Form 10-K filed with the SEC on March 7, 1994; the Fourth
     Amendment,  dated April 6, 1994,  is  incorporated  by reference to Exhibit
     10.6 to UMC's  1994 Form 10-K  filed  with the SEC on March 10,  1995;  the
     Fifth  Amendment,  dated November 19, 1997, is incorporated by reference to
     Exhibit  4.7 to  UMC's  Form  S-3  (No.  333-42467)  filed  with the SEC on
     December 17, 1997); the Sixth Amendment, dated March 27, 1998 (filed herewith); the Seventh Amendment, dated February 1, 1999 (filed herewith).

*#10.4 UMC 1994 Employee Nonqualified Stock Option Plan, as amended (the Plan is incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May 19, 1994; the First Amendment, dated November 16,
     1994, is incorporated by reference to Exhibit 4.11.1 to UMC's Form S-8 (No.
     33-86480) filed with the SEC on November 18, 1994; the Second Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.3.2 to UMC's
     Form S-8 (No.  333-05401)  filed  with the SEC on June 6,  1996;  the Third
     Amendment, dated November 13, 1996, is incorporated by reference to Exhibit
     4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29, 1997;
     the Fourth Amendment, dated May 29, 1997, is incorporated herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No. 333-28017) filed with the
     SEC on May 29, 1997; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.8 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997; the Sixth Amendment, dated March
     27, 1998 is filed herewith).

#10.5Amendment  to UMC 1994  Non-Qualified  Stock  Option  Agreement  for Former
     Employees of General Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf (incorporated by reference to Exhibit 10.22 to
     UMC's Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on August 8, 1996).

*#10.6 UMC 1994 Outside  Directors'  Nonqualified  Stock Option Plan, as amended
     (the Plan is incorporated herein by reference to Exhibit 4.15 to UMC's Form
     S-8 (No. 33-79160) filed with the SEC on May 19, 1994; the First Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's
     Form S-8 (No.  333-05401)  filed with the SEC on June 6,  1996;  the Second
     Amendment,  dated November 13, 1996, is incorporated herein by reference to
     Exhibit 4.4 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29,
     1997; the Third Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.9 to UMC's Form S-3 (No. 333-42467) filed with the
     SEC on December 17, 1997); Fourth Amendment, dated March 27, 1998 is filed herewith).

*#10.7 UMC Petroleum Corporation  Supplemental Benefit Plan effective January 1,
     1994, approved by the Board of Directors on March 29, 1994 (the Plan is incorporated by reference to Exhibit 10.10 to UMC's 1994 Form 10-K filed with the SEC on March 10, 1995; the Second Amendment dated March 30, 1999 is filed herewith).

*#10.8 1994 Long-Term Incentive Plan (the Plan, as amended, is incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-84308) of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on October 31, 1994); the Second Amendment, dated March
     27, 1998 is filed herewith).

*#10.9 1996 Long-Term Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to Exhibit 99.1 to the Form S-8 (No. 333-45117) of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on
     January 29, 1998); the Second Amendment, dated March 27, 1998, is filed herewith).


                                  Exhibit Index



                                                                                      Page
                                                                                     Number

#10.10  Long-Term  Incentive  Plan  for  Non-Executive   Employees,  as  amended
     (incorporated by reference to Exhibit 99.1 to the Form S-8 (No.  333-45119)
     of Ocean Energy,  Inc.  (Registration  No.  0-25058)  filed with the SEC on
     January 29, 1998;  Amendment  No. 2,  incorporated  by reference to Exhibit
     99.2 to the Form S-8 (No. 333-49185) of Ocean Energy,  Inc., filed with the
     SEC on April 1,  1998;  Amendment  No.  3,  dated  as of May 20,  1998,  is incorporated  by  reference to Exhibit  10.46 to the Annual  Report on Form
     10-K  for  the  year  ended  December  31,  1998,  of  Ocean  Energy,  Inc.

     (Registration No. 0-25058).

#10.11 1998 Long-Term Incentive Plan, incorporated by reference to Appendix E to
     Ocean  Energy,   Inc.'s  Joint  Proxy  Statement  Prospectus  on  Form  S-4

     (333-43933) filed with the SEC on January 9, 1998.

#10.12 Ocean Energy, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended
     December 31, 1997 of Ocean Energy, Inc. (Registration No. 0-25058).

#10.13 Severance  Protection  Agreement,  dated as of December 20, 1997,  by and between United  Meridian  Corporation,  UMC Petroleum  Corporation  and the
     Executives  named  therein  incorporated  by  reference  to Exhibit 10.1 to
     United   Meridian's  Form  8-K  filed  with  the  Securities  and  Exchange
     Commission on December 23, 1997;  Amendment  No. 1 to Severance  Protection
     Agreement,  dated as of November 24, 1998 by and between Ocean Energy, Inc.
     and Jonathan M. Clarkson,  as incorporated by reference to Exhibit 10.36 to the Annual  Report on Form 10-K for the year ended  December 31,  1998,  of
     Ocean Energy, Inc. (Registration No. 0-25058).

*10.14  The  Fifth  Amendment  to  the  Seagull  Energy  Corporation  Management
     Stability Plan dated March 29, 1999.

*#10.15 Amendment to  Employment  Agreement by and between the Company and James
     T. Hackett dated November 24, 1998.

*#10.16 Amendment to Employment and Consulting Agreement by and between the Company and Barry J. Galt dated November 24, 1998.

*#10.17 Ocean Energy,  Inc. 1999 Change of Control Severance Plan dated February
     8, 1999; the First Amendment dated March 29, 1999.

#10.18 Form of Employment Agreement among the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K of Ocean Energy, Inc. (Registration No. 0-25058) filed with the SEC on February 20, 1998).

*#10.19 Form of Indemnification Agreements among the Company and certain executive officers and directors .

                                  Exhibit Index



                                                                                      Page
                                                                                     Number

*27.1 Financial Data Schedule.

27.2 Restated  Financial  Data  Schedule  for the year ended  December  31, 1998
     (incorporated  by  reference  to the  Annual  Report  on Form 10-K of Ocean
     Energy, Inc.  (Registration No. 0-25058) filed with the SEC on February 16,
     1999).

27.3 Restated  Financial Data Schedule for the years ended December 31, 1997 and
     1996  and the  quarterly  periods  in the  year  ended  December  31,  1997
     (incorporated  by reference  to Exhibit 27.1 to the Current  Report on Form
     8-K of Ocean Energy, Inc.  (Registration No. 0-25058) filed with the SEC on
     May 6, 1998).

27.4 Restated  Financial  Data  Schedule  for the  quarter  ended March 31, 1998
     (incorporated  by  reference  to  Exhibit  27.1 to the  Form  10-Q of Ocean
     Energy,  Inc.  (Registration  No.  0-25058)  filed  with the SEC on May 15,
     1998).

27.5 Restated  Financial  Data  Schedule  for the  quarter  ended June 30,  1998
     (incorporated  by  reference  to  Exhibit  27.1 to the  Form  10-Q of Ocean
     Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on August 14,
     1998).

27.6 Restated  Financial Data Schedule for the quarter ended  September 30, 1998
     (incorporated  by  reference  to  Exhibit  27.1 to the  Form  10-Q of Ocean
     Energy, Inc.  (Registration No. 0-25058) filed with the SEC on November 16,
     1998).


*    Filed herewith.

#    Identifies management contracts and compensatory plans or arrangements.