Form 10-Q
period 1999-06-30
OCEAN ENERGY INC /TX/
filed 1999-08-16
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

-----        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 1999, 166,598,269 shares of Common Stock, par value $0.10 per share, were outstanding.

================================================================================

                               OCEAN ENERGY, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
PART I.  FINANCIAL INFORMATION

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months and
                  Six Months Ended June 30, 1999 and 1998............................................    1

                  Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998..............................................................    2

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998.......................................................    3

                  Consolidated Statements of Comprehensive Income for the Three
                  Months and Six Months Ended June 30, 1999 and 1998 ................................    4

                  Notes to Consolidated Financial Statements.........................................    5

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................   18

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks............................   32

PART II.  OTHER INFORMATION..........................................................................   32

SIGNATURES...........................................................................................   34


    On March 30, 1999, Ocean Energy, Inc., a Delaware corporation, merged with and into Seagull Energy Corporation, a Texas corporation, and the resulting company was renamed Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial results presented here are primarily those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 and of the combined company for the second quarter of 1999, compared to Ocean's results in the first and second quarters of 1998 on a stand-alone basis. However, unless the context otherwise requires, the information set forth outside of Part I relates to the surviving Texas corporation, formerly known as Seagull Energy Corporation.



                                      (i)

ITEM. 1 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                         Three Months Ended June 30,  Six Months Ended June 30,
                                                         ---------------------------  -------------------------
                                                              1999         1998          1999          1998
                                                           ---------     ---------     ---------     ---------
Oil and Gas Sales .....................................    $ 196,206     $ 132,909     $ 301,900     $ 273,965

Costs of Operations:
   Operating expenses .................................       65,446        42,760       110,606        85,412
   Depreciation, depletion and amortization ...........       89,509        74,727       148,117       147,498
   Provision for loss on sale of Canadian assets ......         --            --          28,500          --
   Write-down of oil and gas properties ...............         --         218,392          --         218,392
   General and administrative .........................        8,507         4,722        13,083         9,018
                                                           ---------     ---------     ---------     ---------
                                                             163,462       340,601       300,306       460,320
                                                           ---------     ---------     ---------     ---------

Operating Profit (Loss) ...............................       32,744      (207,692)        1,594      (186,355)

Other (Income) Expense:
   Interest expense ...................................       31,021         9,437        56,191        21,941
   Merger expense .....................................         --            --          40,652        39,000
   Interest income and other ..........................          369          (322)         (114)         (808)
                                                           ---------     ---------     ---------     ---------

Income (Loss) Before Income Taxes .....................        1,354      (216,807)      (95,135)     (246,488)

Income Tax Benefit ....................................         (235)      (81,961)      (15,673)      (83,509)
                                                           ---------     ---------     ---------     ---------

Income (Loss) from Continuing Operations ..............        1,589      (134,846)      (79,462)     (162,979)
Income from Discontinued Operations, Net of
   Income Taxes .......................................          547          --             547          --
                                                           ---------     ---------     ---------     ---------

Net Income (Loss) .....................................        2,136      (134,846)      (78,915)     (162,979)
Preferred Stock Dividend ..............................          836          --           1,637          --
                                                           ---------     ---------     ---------     ---------

Net Income (Loss) Available to Common Shareholders ....    $   1,300     $(134,846)    $ (80,552)    $(162,979)
                                                           =========     =========     =========     =========
Basic and Diluted Earnings (Loss):
   Per Common Share:
     Income (Loss) from Continuing Operations .........    $    0.01     $   (1.34)    $   (0.60)    $   (1.62)
     Income from Discontinued Operations ..............         --            --            --            --
                                                           ---------     ---------     ---------     ---------
     Net Income (Loss) ................................    $    0.01     $   (1.34)    $   (0.60)    $   (1.62)
                                                           =========     =========     =========     =========

Weighted Average Number of Common Shares
   Outstanding:
     Basic ............................................      166,441       100,569       134,991       100,351
                                                           =========     =========     =========     =========
     Diluted ..........................................      168,371       100,569       134,991       100,351
                                                           =========     =========     =========     =========

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                                                          JUNE 30,        December 31,
                                                                                            1999              1998
                                                                                         -----------      ------------
                                                                                         (UNAUDITED)
                                                   ASSETS
Current Assets:
   Cash and cash equivalents .......................................................     $    46,366      $    10,706
   Accounts receivable, net ........................................................         137,539          111,829
   Inventories .....................................................................          26,592           16,802
   Prepaid expenses and other ......................................................          22,172           14,444
                                                                                         -----------      -----------
     Total Current Assets ..........................................................         232,669          153,781

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
   Evaluated oil and gas properties ................................................       3,606,956        2,759,686
   Unevaluated oil and gas properties excluded from amortization ...................         590,419          488,689
   Other ...........................................................................          60,911           44,960
                                                                                         -----------      -----------
                                                                                           4,258,286        3,293,335
Accumulated Depreciation, Depletion and Amortization ...............................       1,805,579        1,711,696
                                                                                         -----------      -----------
                                                                                           2,452,707        1,581,639

Deferred Income Taxes ..............................................................         198,680          217,824
Noncurrent Assets of Discontinued Operations, net ..................................         221,255             --
Other Assets .......................................................................          75,034           53,716
                                                                                         -----------      -----------
Total Assets .......................................................................     $ 3,180,345      $ 2,006,960
                                                                                         ===========      ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable ......................................................     $   214,838      $   184,828
   Accrued interest payable ........................................................          47,796           36,206
   Accrued liabilities .............................................................          60,159           15,312
   Current maturities of long-term debt ............................................             836              836
                                                                                         -----------      -----------
     Total Current Liabilities .....................................................         323,629          237,182

Long-Term Debt .....................................................................       1,798,845        1,371,890
Other Noncurrent Liabilities .......................................................         149,680           20,945
Commitments and Contingencies ......................................................            --               --

Shareholders' Equity:
   Preferred stock, $1.00 par value; authorized 10,000,000 shares;
     issued 50,000 shares ..........................................................               1                1
   Common stock, $.10 and $.01 par value, respectively; authorized 230,000,000 and
     250,000,000 shares respectively; issued 166,534,703 and 101,753,646 shares,
     respectively ..................................................................          16,653            1,018
   Additional paid-in capital ......................................................       1,480,757          892,339
   Accumulated deficit .............................................................        (580,666)        (500,114)
   Other ...........................................................................          (8,554)         (16,301)
                                                                                         -----------      -----------
     Total Shareholders' Equity ....................................................         908,191          376,943
                                                                                         -----------      -----------
Total Liabilities and Shareholders' Equity .........................................     $ 3,180,345      $ 2,006,960
                                                                                         ===========      ===========


          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                              --------------------------
                                                                                 1999            1998
                                                                              ----------      ----------
OPERATING ACTIVITIES:
  Net loss ..............................................................     $  (78,915)     $ (162,979)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Income from Discontinued Operations .................................           (547)           --
    Depreciation, depletion and amortization ............................        148,117         147,498
    Provision for loss on sale of Canadian assets .......................         28,500            --
    Write-down of oil and gas properties ................................           --           218,392
    Deferred income taxes ...............................................        (25,727)        (86,100)
    Noncash Merger expenses .............................................         21,047            --
    Other ...............................................................          4,048           5,125
                                                                              ----------      ----------
                                                                                  96,523         121,936
    Changes in operating assets and liabilities, net of acquisitions:
      Decrease in accounts receivable ...................................         33,214          10,644
      Decrease in inventories, prepaid expenses and other ...............         19,549           4,174
      Decrease in accounts and notes payable ............................        (87,966)        (38,822)
      Increase in accrued expenses and other ............................         41,199          12,798
                                                                              ----------      ----------
    Net Cash Provided by Continuing Operations ..........................        102,519         110,730
    Net Cash Provided by Discontinued Operations ........................          6,203            --
                                                                              ----------      ----------
    Net Cash Provided by Operating Activities ...........................        108,722         110,730
                                                                              ----------      ----------

INVESTING ACTIVITIES:
  Capital expenditures ..................................................       (144,082)       (427,621)
  Capital expenditures of Discontinued Operations .......................         (2,171)           --
  Acquisition costs, net of cash acquired ...............................         (5,605)           --
  Proceeds from sales of property, plant and equipment ..................        109,460             739
                                                                              ----------      ----------
    Net Cash Used In Investing Activities ...............................        (42,398)       (426,882)
                                                                              ----------      ----------

FINANCING ACTIVITIES:
  Proceeds from debt ....................................................        823,189         679,438
  Principal payments on debt ............................................       (946,931)       (364,480)
  Proceeds from deferred revenue ........................................        100,000            --
  Proceeds from sales of common stock ...................................            311           5,443
  Deferred debt issue costs .............................................         (6,406)         (1,590)
  Dividends paid ........................................................           (827)           --
                                                                              ----------      ----------
    Net Cash Provided By (Used In) Financing Activities .................        (30,664)        318,811
                                                                              ----------      ----------

Increase In Cash And Cash Equivalents ...................................         35,660           2,659

Cash And Cash Equivalents At Beginning Of Period ........................         10,706          11,689
                                                                              ----------      ----------

Cash And Cash Equivalents At End Of Period ..............................     $   46,366      $   14,348
                                                                              ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in Thousands)
                                   (Unaudited)

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                     1999          1998           1999           1998
                                                  ----------    ----------     ----------     ----------
Net income (loss) ............................    $    2,136    $ (134,846)    $  (78,915)    $ (162,979)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment ...         9,741        (1,108)        10,720           (584)
                                                  ----------    ----------     ----------     ----------

Comprehensive income (loss) ..................    $   11,877    $ (135,954)    $  (68,195)    $ (163,563)
                                                  ==========    ==========     ==========     ==========


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

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Property, Plant and Equipment - The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended June 30, 1999 and 1998, the Company capitalized interest expense in the amount of $13 million and $10 million, respectively, and certain employee-related costs in the amount of $10 million and $6 million, respectively. For the six months ended June 30, 1999 and 1998, the Company capitalized interest expense in the amount of $20 million and $15 million, respectively, and certain employee-related costs in the amount of $15 million and $11 million, respectively.

     Earnings Per Share - Options to purchase a weighted average of 17,597,000 and 11,447,000 shares of common stock for the six months ended June 30, 1999 and 1998, respectively, and 13,592,000 for the three months ended June 30, 1998, at prices ranging from $2.11 to $36.54 per share were outstanding but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 1999 to 2009. The preferred stock conversion was also excluded from the computation because of its antidilutive effect. For the three months ended June 30, 1999, the amount of diluted weighted average shares has been increased by 1,930,000 shares to reflect the assumed effect of the exercise of stock options.

     Treasury Stock - The Company follows the average cost method of accounting for treasury stock transactions.

     Discontinued Operations - The Company operates in Alaska through a division of the Company and a wholly-owned subsidiary (collectively referred to herein as "ENSTAR"). ENSTAR is subject to regulation by the Regulatory Commission of Alaska ("the RCA") which has jurisdiction over, among other things, rates, accounting procedures and standards of service. In July, 1999 the Company committed to a plan to dispose of ENSTAR, and on July 15, 1999 the Company signed a purchase and sale agreement to sell ENSTAR. Closing is anticipated by year-end subject to approval from the RCA and to other customary closing conditions. Prior to the sale the results of operations and net assets of ENSTAR have been reflected as discontinued operations. Proceeds from the sale will be used to repay existing long-term debt.

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

NOTE 2.       ACQUISITION AND DISPOSITION OF ASSETS

     Merger - On March 30, 1999, the shareholders approved the Merger. The Merger has been accounted for as a purchase under generally accepted accounting principles. Because Old Ocean

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The following is a calculation of purchase price:

     CALCULATION OF PURCHASE PRICE (IN THOUSANDS, EXCEPT PER SHARE DATA):
       Shares of common stock  issued .....................................        64,630
       Average of OEI stock price three days before and after the
          merger announcement .............................................    $     9.09
                                                                               ----------
       Fair value of stock issued .........................................    $  587,484
       Add: Capitalized Merger costs ......................................        64,054
                                                                               ----------
       Purchase Price .....................................................    $  651,538
                                                                               ==========

     Capitalized merger costs consisted primarily of severance costs of Seagull ($22 million), value of Seagull stock options maintained by OEI ($17 million), investment banking fees ($10 million), and other transaction fees and professional expenses ($15 million). In addition, merger costs of $41 million were expensed in the first quarter of 1999. These costs consisted primarily of Old Ocean's severance costs ($21 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million).

     The allocation of purchase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted to actual amounts as determined. Such adjustments are not expected to be material.

     Disposition of Canada - On April 15, 1999, the Company completed a sale of its Canadian oil and gas assets, realizing net proceeds of $63 million which were used to repay existing long-term debt. A loss of $28.5 million on the sale was provided for at March 31, 1999. The Canadian assets disposed of contributed revenue of $7 million and $9 million for the six months ended June 30, 1999 and 1998, respectively, and had operating profit of $2 million (excluding the provision for loss on the sale) and $1 million, respectively.

     Disposition of ENSTAR - On July 15, 1999, the Company signed a purchase and sale agreement to sell ENSTAR. The Company anticipates closing the sale of ENSTAR by year-end, receiving net proceeds of approximately $285 million. ENSTAR contributed revenue of $17 million for the six months ended June 30, 1999 and operating profit of $2 million. ENSTAR's

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

net income was $0.5 million, net of income tax expense of $0.6 million, for the same period. The net assets to be disposed of comprise net current assets of $5 million, property, plant and equipment of $273 million, and other long-term assets of $7 million, before liabilities to be assumed of $59 million.

     Disposition of Arkoma and Gulf of Mexico Assets - As discussed in Note 8, the Company has signed purchase and sale agreements to divest its working interest in certain properties located in the Arkoma Basin in Arkansas and Oklahoma and in three shelf Gulf of Mexico fields. On a pro forma basis, the Arkoma and Gulf of Mexico assets to be disposed of contributed revenue of $25 million and $37 million for the six months ended June 30, 1999 and 1998, respectively, and had operating profit of $6 million and $16 million, respectively.

     The following table presents the unaudited pro forma results (in thousands, except per share data) of the Company as though the Merger, the sale of ENSTAR, and the sales of the Canadian, Gulf of Mexico and Arkoma assets had occurred on January 1, 1998:


                         UNAUDITED PRO FORMA INFORMATION

                                                       Six Months Ended June 30,
                                                     ----------------------------
                                                         1999             1998
                                                     -----------      -----------
Revenues .......................................     $   326,294      $   398,442
Net loss available to common shareholders ......     $   (13,402)     $  (149,492)
Basic and diluted loss per share ...............     $     (0.08)     $     (0.91)

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The above pro forma amounts have been determined as follows:

    o the Seagull-OEI Merger is assumed to have occurred as of January 1, 1998;

    o certain costs that Seagull had expensed under the successful efforts method of accounting are capitalized under the full cost method of accounting;

    o depreciation, depletion and amortization expense of Seagull is calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting;

    o a decrease in interest expense results from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs;

    o the sale of the Canadian oil and gas assets is assumed to have occurred as of January 1, 1998;

    o the planned sales of ENSTAR and of the Gulf of Mexico and Arkoma assets are assumed to have occurred on January 1, 1998;

    o the proceeds from the asset sales were used to pay down debt at January 1, 1998; and,

    o the related income tax effects of these adjustments are recorded based on the applicable statutory tax rate.


NOTE 3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        Six Months Ended June 30,
                                                       ---------------------------
                                                           1999            1998
                                                       -----------     -----------
                                                         (amounts in thousands)
Cash paid during the period for:
  Interest .......................................     $    57,584     $    21,869
  Income taxes ...................................     $     6,244     $     1,249

     As discussed in Note 2, the Merger was completed through the issuance of common stock. Therefore, the Merger increased property, plant and equipment by $1.3 billion, debt by $563 million, other liabilities by $207 million, and equity by $595 million through a non-cash transaction that was not reflected in the statement of cash flows. However, $1.8 million of the $5.6 million of acquisition costs reflected in "investing activities" in the statement of cash flows represents the cash expenses paid in connection with the Merger, less the cash of Seagull on the date of the Merger.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.       FINANCIAL INSTRUMENTS

     The Company hedges certain of its production through master swap agreements which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company occasionally engages in combined contracts that have agreed-upon price floors and ceilings (collars). Oil and gas revenues have been (decreased) increased by $(5) million and $11 million for the six months ended June 30, 1999 and 1998, respectively, as a result of the derivative contracts.

     At June 30, 1999, Collars were in place for portions of the Company's oil production for the remainder of 1999 at floors of $12.00 and $15.00 and ceilings of $15.00, $18.85 and $19.00 per barrel. Contracted volumes total 60,000 barrels of oil per day. The contracted ceilings would limit revenue increases to be realized by the Company if NYMEX prices were to exceed these levels. All collars in place related to gas production were settled in early July at a cost of $.9 million.

     While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, these derivative financial instruments will limit the Company's loss/gain from decreases/increases in the market price of natural gas and crude oil below/above the floors/ceilings. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative financial instruments relate.

NOTE 5.        DEBT

         Long-term debt consisted of the following at June 30, 1999 and December 31, 1998 (in thousands):

                                                                 JUNE 30, 1999     December 31, 1998
                                                                 -------------     -----------------
Credit Facility (average interest rate of 6.4%), due 2004 ..     $    500,000        $       --
OEI credit facility (average interest rate of 7.0%) ........             --               357,000
Public notes of Old Ocean ..................................        1,009,330           1,009,274
Public notes assumed in the Merger:
   7 7/8% senior notes, due 2003 ...........................           98,351                --
   7 1/2% senior notes, due 2027 ...........................          124,724                --
   8 5/8% senior subordinated notes, due 2005 ..............           99,520                --
Other ......................................................           26,460               6,452
                                                                 ------------        ------------
                                                                    1,858,385           1,372,726
Less: current maturities ...................................             (836)               (836)
Debt of discontinued operations to be assumed ..............          (58,704)               --
                                                                 ------------        ------------
                                                                 $  1,798,845        $  1,371,890
                                                                 ============        ============

     Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which replaced the existing credit facilities

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

of both Old Ocean and Seagull. The Credit Facility consists of a $500 million five-year revolving facility and a renewable $300 million 364-day facility. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. Financing fees of approximately $6 million were incurred related to the Credit Facility. As of June 30, 1999, borrowings outstanding against the Credit Facility totaled $500 million and Letters of Credit totaled $39 million, leaving $261 million of available credit.

     The Credit Facility contains certain covenants and restrictive provisions including limitations on the incurrence of additional debt and payment of dividends and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $38 million was available for payment of cash dividends on common stock or to repurchase common stock as of June 30, 1999.

     As a result of the Merger, the liabilities of both Seagull and Old Ocean became the liabilities of the Company. Accordingly, the financial statements of the Company include an aggregate of approximately $563 million of outstanding Seagull debt assumed at March 30, 1999. As discussed above, Seagull's existing revolving credit facility was replaced by the Credit Facility. The remaining Seagull debt was recorded at a discount as follows: the 7 1/2% Senior Notes at a discount of $26 million, the 7 7/8% Senior Notes at a discount of $2 million, and the 8 5/8% Senior Subordinated Notes at a discount of $1 million.

NOTE 6.       OTHER NONCURRENT LIABILITIES

     In 1999, the Company entered into a prepaid crude oil sales contract to deliver approximately 5,600 barrels of crude oil per day beginning in February 2000 through May 2003. In exchange for the crude oil to be provided, the Company received an advance payment of approximately $100 million in June 1999. The Company has the option to satisfy contract delivery requirements with crude oil purchased from third parties or from oil it produces. The obligation associated with the future delivery of the crude oil has been recorded as deferred revenue, included in other accrued and other noncurrent liabilities, and will be amortized into revenue as scheduled deliveries of crude oil are made.

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

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                                         Unconsolidated
                                                           -------------------------------------------
                                                                          Guarantor      Non-Guarantor    Consolidated
                                                               OEI        Subsidiary     Subsidiaries         OEI
                                                           ----------     ----------     -------------    ------------
1999
Revenues ..............................................    $     --       $   65,550     $    130,656     $    196,206
Costs of Operations:
   Operating expenses .................................          --           26,467           38,979           65,446
   Depreciation, depletion and
     amortization .....................................         1,061         27,002           61,446           89,509
   General and administrative .........................         4,363          4,144             --              8,507
                                                           ----------     ----------     ------------     ------------
Operating Profit (Loss) ...............................        (5,424)         7,937           30,231           32,744
Interest Expense ......................................        30,487            649             (115)          31,021
Interest Income and Other .............................        (1,543)         5,249           (3,337)             369
                                                           ----------     ----------     ------------     ------------
Income (Loss) Before Taxes ............................       (34,368)         2,039           33,683            1,354

Income Tax Provision (Benefit) ........................         9,885        (30,185)          20,065             (235)
                                                           ----------     ----------     ------------     ------------
Income (Loss) from Continuing
   Operations .........................................       (44,253)        32,224           13,618            1,589
Income from Discontinued
   Operations, net of income taxes ....................          --             --                547              547
                                                           ----------     ----------     ------------     ------------

Net Income (Loss) .....................................    $  (44,253)    $   32,224     $     14,165     $      2,136
                                                           ==========     ==========     ============     ============

1998
Revenues ..............................................    $     --       $   84,190     $     48,719     $    132,909
Costs of Operations:
   Operating expenses .................................          --           25,609           17,151           42,760
   Depreciation, depletion and
     amortization .....................................          --           44,317           30,410           74,727
   Write-down of oil and gas
       properties .....................................          --          218,392             --            218,392
   General and administrative .........................            60          4,501              161            4,722
                                                           ----------     ----------     ------------     ------------
Operating Profit (Loss) ...............................           (60)      (208,629)             997         (207,692)
Interest Expense ......................................         4,028          8,924           (3,515)           9,437
Interest Income and Other .............................          --              322             (644)            (322)
                                                           ----------     ----------     ------------     ------------
Income (Loss) Before Taxes ............................        (4,088)      (217,875)           5,156         (216,807)
Income Tax Benefit ....................................           (78)       (77,520)          (4,363)         (81,961)
                                                           ----------     ----------     ------------     ------------
Net Income (Loss) .....................................    $   (4,010)    $ (140,355)    $      9,519     $   (134,846)
                                                           ==========     ==========     ============     ============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                                          Unconsolidated
                                                           -------------------------------------------
                                                                          Guarantor      Non-Guarantor    Consolidated
                                                              OEI         Subsidiary     Subsidiaries         OEI
                                                           ----------     ----------     -------------    ------------
1999
Revenues ..............................................    $     --       $  114,350     $    187,550     $    301,900
Costs of Operations:
   Operating expenses .................................          --           50,936           59,670          110,606
   Depreciation, depletion and
     amortization .....................................         1,061         57,330           89,726          148,117
   Provision for loss on sale of
     Canadian assets ..................................          --             --             28,500           28,500
   General and administrative .........................         4,363          8,474              246           13,083
                                                           ----------     ----------     ------------     ------------
Operating Profit (Loss) ...............................        (5,424)        (2,390)           9,408            1,594
Interest Expense ......................................        44,971         13,126           (1,906)          56,191
Merger Expense ........................................          --           40,652             --             40,652
Interest Income and Other .............................        (1,544)         1,762             (332)            (114)
                                                           ----------     ----------     ------------     ------------
Income (Loss) Before Taxes ............................       (48,851)       (57,930)          11,646          (95,135)
Income Tax Provision (Benefit) ........................       (17,831)       (21,144)          23,302          (15,673)
                                                           ----------     ----------     ------------     ------------
Loss from Continuing Operations .......................       (31,020)       (36,786)         (11,656)         (79,462)
Income from Discontinued
   Operations, net of income taxes ....................          --             --                547              547
                                                           ----------     ----------     ------------     ------------
Net Loss ..............................................    $  (31,020)    $  (36,786)    $    (11,109)    $    (78,915)
                                                           ==========     ==========     ============     ============

1998
Revenues ..............................................    $     --       $  167,685     $    106,280     $    273,965
Costs of Operations:
   Operating expenses .................................          --           53,064           32,348           85,412
   Depreciation, depletion and
     amortization .....................................          --           81,134           66,364          147,498
   Write-down of oil and gas
       properties .....................................          --          218,392             --            218,392
   General and administrative .........................            60          8,542              416            9,018
                                                           ----------     ----------     ------------     ------------
Operating Profit (Loss) ...............................           (60)      (193,447)           7,152         (186,355)
Interest Expense (Income) .............................         8,057         19,473           (5,589)          21,941
Merger Expense ........................................          --           39,000             --             39,000
Interest Income and Other .............................          --              438           (1,246)            (808)
                                                           ----------     ----------     ------------     ------------
Income (Loss) Before Taxes ............................        (8,117)      (252,358)          13,987         (246,488)
Income Tax Benefit ....................................       (21,900)       (57,752)          (3,857)         (83,509)
                                                           ----------     ----------     ------------     ------------
Net Income (Loss) .....................................    $   13,783     $ (194,606)    $     17,844     $   (162,979)
                                                           ==========     ==========     ============     ============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                     AT JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Amounts in Thousands)

                                                           Unconsolidated
                                            --------------------------------------------
                                                           Guarantor       Non-Guarantor    Eliminating      Consolidated
                                                OEI        Subsidiary      Subsidiaries       Entries            OEI
                                            -----------    -----------     -------------    ------------     ------------
JUNE 30, 1999
ASSETS
Current Assets .........................    $    10,486    $    53,401     $    168,782     $       --       $    232,669
Intercompany Investments ...............      3,011,680       (207,864)        (352,001)      (2,451,815)            --
Property, Plant and Equipment,
   Net .................................         11,144        599,641        1,841,922             --          2,452,707
Other Assets ...........................         59,779        208,537          226,653             --            494,969
                                            -----------    -----------     ------------     ------------     ------------
Total Assets ...........................    $ 3,093,089    $   653,715     $  1,885,356     $ (2,451,815)    $  3,180,345
                                            ===========    ===========     ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities ....................    $   104,132    $   109,554     $    109,943     $       --       $    323,629
Long-Term Debt .........................      1,791,203           --              7,642             --          1,798,845
Other Liabilities ......................        103,173         11,390           35,117             --            149,680
Shareholders' Equity ...................      1,094,581        532,771        1,732,654       (2,451,815)         908,191
                                            -----------    -----------     ------------     ------------     ------------
Total Liabilities and
   Shareholders' Equity ................    $ 3,093,089    $   653,715     $  1,885,356     $ (2,451,815)    $  3,180,345
                                            ===========    ===========     ============     ============     ============

DECEMBER 31, 1998
ASSETS
Current Assets .........................    $      --      $    49,680     $    104,101     $       --       $    153,781
Intercompany Investments ...............      1,645,933        174,608         (410,255)      (1,410,286)            --
Property, Plant and Equipment,
   Net .................................           --          674,598          907,041             --          1,581,639
Other Assets ...........................         24,686        214,868           31,986             --            271,540
                                            -----------    -----------     ------------     ------------     ------------
Total Assets ...........................    $ 1,670,619    $ 1,113,754     $    632,873     $ (1,410,286)    $  2,006,960
                                            ===========    ===========     ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities ....................    $    31,271    $   187,878     $     18,033     $       --       $    237,182
Long-Term Debt .........................      1,009,274        357,000            5,616             --          1,371,890
Other Liabilities ......................           --              981           19,964             --             20,945
Shareholders' Equity ...................        630,074        567,895          589,260       (1,410,286)         376,943
                                            -----------    -----------     ------------     ------------     ------------
Total Liabilities and
   Shareholders' Equity ................    $ 1,670,619    $ 1,113,754     $    632,873     $ (1,410,286)    $  2,006,960
                                            ===========    ===========     ============     ============     ============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                                         Unconsolidated
                                                           -------------------------------------------
                                                                          Guarantor      Non-Guarantor    Consolidated
                                                               OEI        Subsidiary     Subsidiaries         OEI
                                                           ----------     ----------     -------------    ------------
1999
Cash Flows from Operating
   Activities:
   Net Loss ...........................................    $  (31,020)    $  (36,786)    $    (11,109)    $    (78,915)
   Adjustments to reconcile net
     loss to net cash from
     operating activities .............................       (15,446)        36,031          154,853          175,438
   Changes in assets and liabilities ..................      (273,931)       374,464          (94,537)           5,996
                                                           ----------     ----------     ------------     ------------
Net Cash Provided by (Used in) Continuing
   Operations .........................................      (320,397)       373,709           49,207          102,519
Net Cash Provided by Discontinued
   Operations .........................................          --             --              6,203            6,203
                                                           ----------     ----------     ------------     ------------
Net Cash Provided By (Used in) Operating
   Activities .........................................      (320,397)       373,709           55,410          108,722
Cash Flows Used in Investing
   Activities .........................................        (2,057)       (10,339)         (30,002)         (42,398)
Cash Flows Provided by (Used in) Financing
   Activities .........................................       330,680       (363,370)           2,026          (30,664)
                                                           ----------     ----------     ------------     ------------
Net Increase in Cash and Cash
   Equivalents ........................................         8,226           --             27,434           35,660
Cash and Cash Equivalents:
   Beginning of Period ................................          --             --             10,706           10,706
                                                           ----------     ----------     ------------     ------------
   End of Period ......................................    $    8,226     $     --       $     38,140     $     46,366
                                                           ==========     ==========     ============     ============

1998
Cash Flows from Operating
   Activities:
   Net Income (Loss) ..................................    $   13,783     $ (194,606)    $     17,844     $   (162,979)
   Adjustments to reconcile net
     income (loss) to net cash from
     operating activities .............................       (21,091)       245,953           60,053          284,915
   Changes in assets and liabilities ..................         1,865        (91,262)          78,191          (11,206)
                                                           ----------     ----------     ------------     ------------
Net Cash Provided By (Used In)
   Operating Activities ...............................        (5,443)       (39,915)         156,088          110,730
Cash Flows Used in Investing
   Activities .........................................          --         (271,413)        (155,469)        (426,882)
Cash Flows Provided By Financing
   Activities .........................................         5,443        310,910            2,458          318,811
                                                           ----------     ----------     ------------     ------------
Net Increase (Decrease) in Cash and
   Cash Equivalents ...................................          --             (418)           3,077            2,659
Cash and Cash Equivalents:
   Beginning of Period ................................             2          2,653            9,034           11,689
                                                           ----------     ----------     ------------     ------------
   End of Period ......................................    $        2     $    2,235     $     12,111     $     14,348
                                                           ==========     ==========     ============     ============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8.       SUBSEQUENT EVENTS

     As discussed in Note 2, on July 15, 1999, the Company announced that it had signed a purchase and sale agreement for the sale of ENSTAR.

     On August 2, 1999, the Company announced that it had signed a purchase and sale agreement to divest its working interest in certain properties located in the Arkoma Basin in Arkansas and Oklahoma. Expected gross proceeds of $235.3 million will be used to reduce the Company's outstanding debt. The transaction is expected to close by mid-September.

     On July 26, 1999, the Company announced that it had signed a purchase and sale agreement to divest its working interest in three shelf Gulf of Mexico fields. Expected net proceeds from the Gulf of Mexico asset sale will be approximately $66 million, and will be used to reduce the Company's outstanding debt. The transaction is expected to close by mid-August 1999.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion is intended to assist in understanding the Company's financial position, results of operations and cash flows for each of the periods indicated.

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

                              RESULTS OF OPERATIONS
                             (Amounts in Thousands)

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------    -------------------------
                                                         1999           1998           1999           1998
                                                      ----------     ----------     ----------     ----------
OIL AND GAS OPERATIONS:
   Revenues:
     Natural gas .................................    $   87,982     $   58,283     $  135,006     $  115,934
     Oil and NGLs ................................       108,224         74,626        166,894        158,031
                                                      ----------     ----------     ----------     ----------
                                                         196,206        132,909        301,900        273,965

   Operating expenses ............................        65,446         42,760        110,606         85,412
   Depreciation, depletion and amortization ......        87,129         73,654        144,300        145,380
   Provision for loss on sale of Canadian
      assets .....................................          --             --           28,500           --
   Write-down of oil and gas properties ..........          --          218,392           --          218,392
                                                      ----------     ----------     ----------     ----------
    Operating profit (loss) ......................        43,631       (201,897)        18,494       (175,219)
CORPORATE ........................................       (10,887)        (5,795)       (16,900)       (11,136)
                                                      ----------     ----------     ----------     ----------
   Total operating profit (loss) .................    $   32,744     $ (207,692)    $    1,594     $ (186,355)
                                                      ==========     ==========     ==========     ==========

      The Company's $240 million and $188 million improvement in operating profit for the three and six months periods ending June 30, 1999 compared to the same periods in 1998 is principally due to the absence of the $218 million write-down of oil and gas properties that was recorded in the second quarter of 1998. Other factors affecting the Company's 1999 operations included the March 30, 1999 Merger, the sale of Canadian assets (for which a loss of $28.5 million was recorded), and oil and gas prices which, on the average, have been lower for the first six months of 1999 compared to the first six months of 1998.

     Revenues - Oil revenues increased $9 million, or 6%, to $167 million for the six months ended June 30, 1999, from $158 million for the six months ended June 30, 1998. For the second

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


quarter of 1999, oil revenues increased $33 million, or 44%, to $108 million for 1999 compared to $75 million for the second quarter of 1998. These increases are the result of sales of production from properties acquired in the Merger, partially offset by a decrease in the average realized price for oil during the six months ended June 30, 1999. The average realized price for oil decreased 10% to $12.79 for the first six months of 1999 compared to $14.19 for the same period in 1998. However, the average realized price for oil increased to $15.03 for the second quarter of 1999 compared to $13.31 for the second quarter of 1998. Daily oil production increased to 72,078 Bbl in the first six months of 1999 as compared to 61,513 Bbl for the same period in 1998. For the second quarter of 1999, daily oil production increased to 79,145 Bbl as compared to 61,624 Bbl for the second quarter of 1998. The production increase was also due to the acquisition of producing properties in the Merger.

     Natural gas revenues increased $19 million, or 16%, to $135 million for the six months ended June 30, 1999, from $116 million for the six months ended June 30, 1998. Gas revenues increased $30 million, or 52%, to $88 million for the second quarter of 1999 as compared to $58 million for the second quarter of 1998. These increases are primarily due to sales of production from properties acquired in the Merger offset by slightly lower average gas prices realized during the period. The average realized price for natural gas decreased 9% to $1.81 per Mcf in the first six months of 1999 as compared to $1.99 in the first six months of 1998 and decreased 4% to $1.90 for the second quarter of 1999 compared to $1.97 for the second quarter of 1998. Daily natural gas production for the first six months of 1999 was 411.0 MMcf, an increase of 28% over 1998 volumes due also to the acquisition of producing properties in the Merger. Daily production increased 57% over 1998 volumes for the second quarter of 1999 to
510.0 MMcf.

     For the six months ended June 30, 1999 and 1998, oil and gas revenues have been (decreased) increased by $(5) million and $11 million, respectively, as a result of derivative contracts.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    EXPLORATION AND PRODUCTION OPERATING DATA

                                          Three Months Ended June 30,
                              ---------------------------------------------------
                              Net Daily Production              Unit Price
                               1999          1998            1999         1998
                              ------        ------        ---------     ---------
Gas Sales (1):
  Domestic (2) .........       465.0         278.6        $    1.92     $    2.06
  Canada (3) ...........         6.4          27.2        $    1.51     $    1.28
  Cote d'Ivoire (2) ....        32.1          19.5        $    1.63     $    1.65
  Egypt (2) ............         1.1          --          $    2.76     $    --
  Indonesia (2) ........         5.4          --          $    1.97     $    --
                              ------        ------
Total ..................       510.0         325.3        $    1.90     $    1.97
                              ======        ======

 Oil and NGL Sales(1):
  Domestic (2) .........      38,722        41,973        $   15.50     $   14.19
  Canada (3) ...........         187         1,213        $   12.47     $   11.23
  Cote d'Ivoire (2) ....       4,975         2,015        $   18.75     $   13.83
  Equatorial Guinea ....      19,516        16,423        $   14.84     $   11.14
  Egypt (2) ............      11,495          --          $   15.48     $    --
  Russia (2) ...........       4,146          --          $    5.95     $    --
  Indonesia (2) ........         104          --          $   12.72     $    --
                              ------        ------
Total ..................      79,145        61,624        $   15.03     $   13.31
                              ======        ======

                                           Six Months Ended June 30,
                              ---------------------------------------------------
                              Net Daily Production              Unit Price
                               1999          1998            1999         1998
                              ------        ------        ---------     ---------
Gas Sales (1):
  Domestic (2) .........         358.9         275.6        $ 1.84        $ 2.08
  Canada (3) ...........          21.1          26.1        $ 1.54        $ 1.30
  Cote d'Ivoire (2) ....          27.8          20.0        $ 1.71        $ 1.68
  Egypt (2) ............            .5          --          $ 2.76        $ --
  Indonesia (2) ........           2.7          --          $ 1.97        $ --
                                ------        ------
Total ..................         411.0         321.7        $ 1.81        $ 1.99
                                ======        ======

 Oil and NGL Sales(1):
  Domestic (2) .........        39,263        42,186        $12.43        $14.76
  Canada (3) ...........           708         1,201        $11.27        $12.04
  Cote d'Ivoire (2) ....         4,734         2,168        $14.57        $14.81
  Equatorial Guinea ....        19,458        15,958        $13.07        $12.77
  Egypt (2) ............         5,779          --          $15.48        $ --
  Russia (2) ...........         2,084          --          $ 5.95        $ --
  Indonesia (2) ........            52          --          $12.72        $ --
                                ------        ------
Total ..................        72,078        61,513        $12.79        $14.19
                                ======        ======

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGLs are stated in Bbl and $ per Bbl.

(2) The Company's Egyptian, Russian and Indonesian operations, and a portion of its domestic and Cote d'Ivoirian operations were acquired as a result of the Merger on March 30, 1999.

(3)  The Company's Canadian operations were sold April 15, 1999.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Operating Expenses - Total operating expenses increased $26 million, or 31%, to $111 million for the six months ended June 30, 1999 from $85 million for the comparable 1998 period. Operating expenses for the second quarter of 1999 increased $22 million, or 51%, to $65 million for the second quarter of 1999 compared to $43 million for the second quarter of 1998. These increases primarily result from the acquisition of additional producing properties in the Merger, as well as from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities. Operating expenses increased 6% to $4.35 per BOE for the six months ended June 30, 1999, compared to $4.10 per BOE in the comparable 1998 period. Operating expenses for the second quarter of 1999 and 1998 were $4.38 per BOE and $4.06 per BOE, respectively.

     Depreciation, Depletion and Amortization Expense - Depreciation, depletion and amortization (DD&A) expense related to oil and gas operations remained relatively constant at $144 million for the six months ended June 30, 1999 compared to $145 million for the same period in 1998. DD&A expense was $87 million for the second quarter of 1999 compared to $74 million for the second quarter of 1998. For both the second quarter and six months of 1999 versus 1998, additional DD&A expense related to properties acquired in the Merger was offset by the effects of the non-cash impairments of oil and gas properties recognized by the Company in 1998. DD&A for oil and gas operations per BOE decreased $1.31, or 19%, to $5.67 per BOE for the six months ended June 30, 1999, from $6.98 per BOE for the comparable 1998 period. This variance is primarily attributable to the effect of the non-cash impairments of oil and gas properties recognized by the Company in 1998.

     Provision for Loss on Sale of Canadian Assets - On April 15, 1999, the Company completed a sale of its Canadian oil and gas assets, realizing net proceeds of $63 million which were used to repay existing long-term debt. A loss of $28.5 million on the sale was provided for during the first quarter of 1999.

     Write-down of Oil and Gas Properties - At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pursuant to the ceiling limitation required by the full cost method of accounting for oil and gas properties. The write-down was primarily the result of the precipitous decline in world crude oil prices experienced during the second quarter of 1998.

     General and Administrative Expenses - General and administrative expenses increased $4 million for both the three and six months ended June 30, 1999 compared to the same periods in 1998. General and administrative expense was $9 million and $13 million for the three and six month periods ending June 30, 1999, versus $5 million and $9 million for the comparable periods in 1998. Approximately $1 million of the increase is due to expense relating to compensation plans that are tied directly to the market price of the Company's common stock. As a result of the Merger, the combined Company expects to realize a decline in proforma

                              OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


general and administrative expense as cost savings related to personnel reduction, office consolidations and reduced combined expenses for professional fees and other expense items are realized.


                                      OTHER

     Interest Expense - Interest increased $34 million to $56 million for the six months ended June 30, 1999 from $22 million in the comparable 1998 period. Interest expense for the second quarter of 1999 increased $22 million to $31 million from $9 million for 1998. This increase is primarily the result of an increase in debt levels in 1999 resulting from the higher capital spending program throughout 1998. Interest expense for the remainder of 1999 will continue to be higher than 1998 levels due to the inclusion of the outstanding debt of Seagull of approximately $563 million in the Company's financial statements. However, proceeds from the sales of certain non-core oil and gas assets, including Canada, were used to repay existing long-term debt during the first six months of 1999. In addition, proceeds from the pending sales of ENSTAR and of assets located in the Gulf of Mexico and onshore in Arkansas and Oklahoma will be used to repay existing long-term debt. The timing of the closings of these transactions will affect total interest expense for the remainder of 1999.

     Merger Expense - Merger expenses of $41 million associated with the Merger between Old Ocean and Seagull have been recorded in the first quarter of 1999. Merger expenses of $39 million associated with the March 1998 merger between Old Ocean and UMC were recorded in the first quarter of 1998.

     Income Tax Benefit - An income tax benefit of $16 million was recognized for the six months ended June 30, 1999, compared to a benefit of $84 million for the six months ended June 30,1998. The deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The Company currently believes that it is more likely than not that the net deferred tax asset will be realized.

                          UNAUDITED PRO FORMA CONDENSED
                      COMBINED FINANCIAL AND OPERATING DATA

     The following table sets forth summary unaudited pro forma condensed combined financial and operating data which are presented to give effect to the Merger and to the sales of ENSTAR and of the Canadian, Gulf of Mexico and Arkoma assets as if they had occurred as of January 1, 1998. The information does not purport to be indicative of actual results, if the Merger had been in effect for the periods indicated, or of future results. The information was prepared based on the following assumptions:

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     o The Seagull-OEI Merger is assumed to have occurred as of January 1, 1998;

     o certain costs that Seagull had expensed under the successful efforts method of accounting are capitalized under the full cost method of accounting;

     o depreciation, depletion and amortization expense of Seagull is calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting;

     o a decrease in interest expense results from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs;

     o the sale of the Canadian oil and gas assets is assumed to have occurred as of January 1, 1998;

     o the planned sales of ENSTAR and of the Gulf of Mexico and Arkoma assets are assumed to have occurred on January 1, 1998;

     o the proceeds from the asset sales were used to pay down debt at January 1, 1998; and,

     o the related income tax effects of these adjustments are recorded based on the applicable statutory tax rate.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         UNAUDITED PRO FORMA INFORMATION
                  (Amounts in Thousands, Except Per Unit Data)

                                                                 Six Months Ended June 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME:
Oil and Gas Sales ..........................................     $  326,294      $  398,442

Cost of Operations:
   Operating expenses ......................................        123,482         135,284
   Depreciation, depletion and amortization ................        162,310         197,423
   Write-down of oil and gas properties ....................           --           218,392
   General and administrative ..............................         17,374          15,458
                                                                 ----------      ----------
                                                                    303,166         566,557
                                                                 ----------      ----------

Operating Profit (Loss) ....................................         23,128        (168,115)

Other (Income) Expense:
   Interest expense ........................................         45,317          14,999
   Merger expense (1) ......................................           --            39,000
   Interest income and other ...............................         (4,927)         (3,077)
                                                                 ----------      ----------

Loss Before Income Taxes ...................................        (17,262)       (219,037)

Income Tax Benefit .........................................         (5,497)        (69,545)
                                                                 ----------      ----------

Net Loss ...................................................        (11,765)       (149,492)
Preferred Stock Dividend ...................................          1,637            --
                                                                 ----------      ----------

Net Loss Available to Common Shareholders ..................     $  (13,402)     $ (149,492)
                                                                 ==========      ==========
Loss Per Common Share:
   Basic and Diluted .......................................     $    (0.08)     $    (0.91)
                                                                 ==========      ==========
Weighted Average Number of Common Shares Outstanding:
   Basic and Diluted .......................................        166,413         163,387
                                                                 ==========      ==========
CAPITAL EXPENDITURES:
   Oil and Gas Operations ..................................     $  163,197      $  491,934
   Corporate ...............................................          6,513           9,349
                                                                 ----------      ----------
   Total (2) ...............................................     $  169,710      $  501,283
                                                                 ==========      ==========

(1) Excludes approximately $41 million of merger expenses recorded in the quarter ended March 31, 1999. During 1998, the Company recorded $39 million in merger expenses related to the UMC Merger, which was accounted for as a pooling transaction.

(2) Includes capitalized interest of $21 million and $18 million and capitalized employee-related costs of $16 million and $16 million, respectively.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNAUDITED PRO FORMA INFORMATION
                  (Amounts in Thousands, Except Per Unit Data)


                                                                 Six Months Ended June 30,
                                                                 --------------------------
                                                                    1999            1998
                                                                 ----------      ----------
OPERATIONS DATA:
   Net daily natural gas production (MMcf):
     Domestic ..............................................          422.6          486.0
     Cote d'Ivoire .........................................           32.6           29.9
     Other international ...................................            7.4           10.6
                                                                 ----------     ----------
           Total ...........................................          462.6          526.5
                                                                 ==========     ==========

   Average natural gas prices ($ per Mcf):
     Domestic ..............................................     $     1.78     $     2.01
     Cote d'Ivoire .........................................     $     1.68     $     1.64
     Other international ...................................     $     2.20     $     2.37
     Weighted average ......................................     $     1.78     $     2.00

   Net daily oil and NGL production (Bbl):
     Domestic ..............................................         38,782         44,374
     Egypt .................................................         10,816         10,794
     Cote d'Ivoire .........................................          5,223          3,272
     Russia ................................................          4,168          3,989
     Equatorial Guinea .....................................         19,458         15,956
     Other international ...................................             79            209
                                                                 ----------     ----------
        Total ..............................................         78,526         78,594
                                                                 ==========     ==========

   Average oil and NGL prices ($ per Bbl):
     Domestic ..............................................     $    12.27     $    14.57
     Egypt .................................................     $    13.35     $    12.95
     Cote d'Ivoire .........................................     $    14.19     $    13.91
     Russia ................................................     $     6.29     $     9.56
     Equatorial Guinea .....................................     $    13.07     $    12.77
     Other international ...................................     $    13.22     $    16.86
         Weighted average ..................................     $    12.43     $    13.71

   Net daily production (MBOE): ............................          155.6          166.3
                                                                 ==========     ==========
Average costs ($ per BOE):
   Operating expenses ......................................     $     4.38     $     4.49
   General and administrative ..............................           0.62           0.51
   Interest expense ........................................           1.61           0.50
                                                                 ----------     ----------
         Cash costs ........................................           6.61           5.50
   Depletion, depreciation and amortization ................           5.76           6.56
                                                                 ----------     ----------
          All-in costs .....................................     $    12.37     $    12.06
                                                                 ==========     ==========

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

     Liquidity - Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which combined the existing credit facilities of both Old Ocean and Seagull. The Credit Facility consists of a $500 million five-year revolving facility and a renewable $300 million 364-day facility with a one-year term loan option. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. Financing fees of approximately $6 million were incurred related to the Credit Facility. As of June 30, 1999, borrowings outstanding against the facility totaled $500 million and Letters of Credit totaled $39 million, leaving $261 million of available credit.

     The Company's debt to total capitalization ratio has decreased to 66% at June 30, 1999, from 78% at December 31, 1998. During the first six months of 1999, the Company has used proceeds from property sales to pay down amounts outstanding under the Credit Facility. The Company also intends to use proceeds from the sales of ENSTAR and of the Gulf of Mexico and Arkoma assets to make additional repayments of existing long-term debt.

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

     Effects of Leverage - The Company has outstanding indebtedness of approximately $1.8 billion as of June 30, 1999. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions that limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company believes it is currently in compliance with all covenants contained in the respective indentures.

                              CAPITAL EXPENDITURES
                             (Amounts in Thousands)

                                                         Three Months Ended June 30,   Six Months Ended June 30,
                                                         ---------------------------   ------------------------
                                                              1999          1998          1999          1998
                                                           ----------    ----------    ----------    ----------
Oil and Gas Operations:
  Leasehold acquisitions ..............................    $    8,672    $   26,658    $   12,571    $   35,465
  Exploration costs ...................................        40,854        60,145        49,845       147,094
  Development costs ...................................        40,194       131,758        76,213       239,429
                                                           ----------    ----------    ----------    ----------
                                                               89,720       218,561       138,629       421,988
Corporate .............................................         2,636         4,306         5,453         5,633
                                                           ----------    ----------    ----------    ----------
Total Continuing Operations ...........................        92,356       222,867       144,082       427,621
Discontinued Operations ...............................         2,171          --           2,171          --
                                                           ----------    ----------    ----------    ----------
                                                           $   94,527    $  222,867    $  146,253    $  427,621
                                                           ==========    ==========    ==========    ==========

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

                            ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

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

     During 1997, the Company utilized both internal and external resources to test, reprogram or replace many of its IT systems, primarily financial and operational software, for necessary modifications identified in its assessment of Year 2000 issues. As of the date of this filing, the Company estimates that approximately 95% of its Year 2000 plan related to these IT systems has

                               OCEAN ENERGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


been implemented and anticipates that the remainder of the plan, including any necessary remedial action, will be completed by September 30, 1999. During September 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment. With this evaluation now complete, the Company has found no significant Year 2000 issues related to its non-IT systems.

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

     The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1.0 million. Of this amount, approximately $560,000 had been incurred as of June 30, 1999.

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

     Although the Company believes that such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include information concerning cost savings from the Merger, integration of the businesses of Old Ocean and Seagull, the risks that the sales of the ENSTAR business unit, Arkoma assets and Gulf of Mexico assets do not close, general economic conditions and possible or assumed future results of operations of the Company, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs, and management's strategies, plans and objectives as set forth herein.

     When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document could affect the future results of the energy industry in general and could cause those results to differ materially from those expressed in such forward-looking statements:

     o    Risks incident to the drilling and operation of oil and gas wells;
     o    Future production and development costs;
     o    The effect of existing and future laws and regulatory actions;
     o The political and economic climate in the foreign jurisdictions in which the Company conducts oil and gas operations;
     o The effect of changes in commodity prices, hedging activities and conditions in the capital markets;
     o A significant delay in the expected closing of the Arkoma asset sale or the ENSTAR sale (or a failure to consummate either sale); and
     o    Competition from others in the energy industry.

                               OCEAN ENERGY, INC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Company has entered into various derivative financial instruments for its 1999 oil and gas production. As a result of the derivative contracts, the Company recorded a net decrease in oil and gas revenues of $5 million during the first six months of 1999. It is estimated based upon quoted prices at June 30, 1999, the potential effect of the derivative contracts during the second half of 1999 is an $11 million net decrease in revenues. Assuming a 10% decrease in oil and gas prices, this potential effect of the derivatives contracts would be reduced by $10 million. Assuming a 10% increase in oil and gas prices, this potential effect of the derivatives contracts would be increased $21 million.

     In 1999, the Company entered into a prepaid crude oil sales contract to deliver approximately 5,600 barrels of crude oil per day beginning in February 2000 through May 2003. In exchange for the crude oil to be provided, the Company received an advance payment of approximately $100 million in June 1999. The Company has the option to satisfy contract delivery requirements with crude oil purchased from third parties or from oil it produces. The obligation associated with the future delivery of the crude oil has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of crude oil are made. The obligation is included in other accrued and other noncurrent liabilities and deferred revenue on the consolidated balance sheet.

     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the Company's Credit Facility. The Credit Facility represents approximately 28% of the Company's total debt as of June 30, 1999 and is the only floating rate debt. Based upon an analysis, utilizing the actual interest rates in effect and balances outstanding as of June 30, 1999 and assuming a 10% increase in interest rates, the potential increase in annual interest expense is approximately $3 million.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders of the Company held on May 25, 1999, the shareholders voted as follows:

     1. To elect five directors to serve until the 2002 Annual meeting of Shareholders;

     2. To amend the Company's Articles of Incorporation to reduce the number of authorized shares of common stock from 450,000,000 shares to 230,000,000 shares and to reduce the

                               OCEAN ENERGY, INC.

          number of authorized shares of preferred stock from 50,000,000 shares to 10,000,000 shares;

     3.   To approve the Ocean Energy, Inc. 1999 Long-Term Incentive Plan; and

     4. To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 1999.

Votes cast were as follows:

                                                                                    Broker
                                                       For            Against      Non-Votes    Abstained
                                                   ------------      ----------    ---------    ---------
Election as a Director of the Company of:
   Milton Carroll ..........................        137,939,827              --        --         724,377
   Thomas D. Clark, Jr. ....................        137,093,585              --        --       1,570,619
   Peter J. Fluor ..........................        137,937,907              --        --         726,297
   Robert L. Howard ........................        137,942,879              --        --         721,325
   Charles F. Mitchell, M.D. ...............        137,046,128              --        --       1,618,076
Amendment of Articles of Incorporation .....        126,926,397      11,587,303        --         150,504
Approval of 1999 Long-term Incentive Plan ..         92,081,743      46,340,732        --         241,729
Ratification of Selection of KPMG LLP
   as Independent Auditors For 1999 ........        138,287,152         227,824        --         149,228

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

       *3.1 Articles of Amendment to the Articles of Incorporation of the Company.

        4.1 Amendment No. 3 to Amended and Restated Rights Agreement, dated as of May 19, 1999, by and between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 1999).

     *#10.1       1999 Long-Term Incentive Plan.

      *10.2 Purchase and Sale Agreement dated June 15, 1999, between the Company, as Seller, and SEMCO ENERGY, Inc., as Purchaser, for ENSTAR.

      *10.3 Purchase and Sale Agreement dated July 30, 1999, between the Company as Seller, and Cross Timbers Oil Company, as Purchaser, for the sale of the Arkoma properties.

     *#10.4 Form of Employment Agreement between the Company and, individually, Robert K. Reeves and Richard G. Zepernick.

     *#10.5       Form of Employment Agreement between the Company and William
                  L. Transier

     *#10.6 Second Amendment to Employment and Consulting Agreement by and between the Company and Barry J. Galt.

     *#10.7 Form of Employment Agreement between the Company and William S. Flores, Jr.

     *#10.8       Severance Agreement between the Company and Richard F. Barnes.

      *27.1       Financial Data Schedule.

*    Filed herewith.
#    Identifies management contracts and compensatory plans or arrangements.


(b) On May 21, 1999, the Company filed a Current Report on Form 8-K dated May 19, 1999 with respect to the Amendment and Restatement of the Company's Rights Agreement. The

                               OCEAN ENERGY, INC.

     items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

     On June 23, 1999, the Company, as administrator for the Ocean Energy, Inc. 401(k) Savings Plan ("Savings Plan"), filed a Current Report on Form 8-K dated June 23, 1999 with respect to a change in auditors for the Savings Plan. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OCEAN ENERGY, INC.

                                           By:   /s/ William L. Transier
                                                 -------------------------------
                                                 William L. Transier
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                           Date: August 16, 1999


                                           By:   /s/ Gordon L. McConnell
                                                 -------------------------------
                                                 Gordon L. McConnell
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)

                                           Date: August 16, 1999

                               OCEAN ENERGY, INC.

                               INDEX TO EXHIBITS

   EXHIBIT
     NO.          DESCRIPTION
   -------        -----------
     *3.1         Articles of Amendment to the Articles of Incorporation of
                  the Company.

      4.1 Amendment No. 3 to Amended and Restated Rights Agreement, dated as of May 19, 1999, by and between the Company and BankBoston, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 1999).

     *#10.1       1999 Long-Term Incentive Plan.

     *10.2        Purchase and Sale Agreement dated June 15, 1999, between the
                  Company, as Seller, and SEMCO ENERGY, Inc., as Purchaser, for the sale of ENSTAR.

     *10.3        Purchase and Sale Agreement dated July 30, 1999, between the
                  Company as Seller, and Cross Timbers Oil Company, as
                  Purchaser, for the sale of the Arkoma properties.

     *#10.4 Form of Employment Agreement between the Company and, individually, Robert K. Reeves and Richard G. Zepernick.

     *#10.5       Form of Employment Agreement between the Company and William
                  L. Transier

     *#10.6 Second Amendment to Employment and Consulting Agreement by and between the Company and Barry J. Galt.

     *#10.7       Form of Employment Agreement between the Company and
                  William S. Flores, Jr.

     *#10.8       Severance Agreement between the Company and Richard F. Barnes.

     *27.1        Financial Data Schedule.

*    Filed herewith
#    Identifies management contracts and compensatory plans or arrangements.