Form 10-Q
period 1999-09-30
OCEAN ENERGY INC /TX/
filed 1999-11-12
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                1001 FANNIN, SUITE 1600, HOUSTON,TEXAS 77002-6714
               (Address of principal executive offices) (Zip code)

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

As of November 10, 1999, 166,872,955 shares of Common Stock, par value $0.10 per share, were outstanding.

================================================================================

                               OCEAN ENERGY, INC.


                                     INDEX

                                                                                                   PAGE
                                                                                                   NUMBER

PART I.  FINANCIAL INFORMATION

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months and

                  Nine Months Ended September 30, 1999 and 1998......................................    1

                  Consolidated Balance Sheets - September 30, 1999

                  and December 31, 1998..............................................................    2

                  Consolidated Statements of Cash Flows for the Nine Months

                  Ended September 30, 1999 and 1998..................................................    3

                  Consolidated Statements of Comprehensive Income for the Three

                  Months and Nine Months Ended September 30, 1999 and 1998 ..........................    4

                  Notes to Consolidated Financial Statements.........................................    5

    Item 2.   Management's Discussion and Analysis of Financial

              Condition and Results of Operations....................................................   16

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks............................   30

PART II.  OTHER INFORMATION..........................................................................   30



    ON MARCH 30, 1999, OCEAN ENERGY, INC., A DELAWARE CORPORATION, MERGED WITH AND INTO SEAGULL ENERGY CORPORATION, A TEXAS CORPORATION, AND THE RESULTING COMPANY WAS RENAMED OCEAN ENERGY, INC. THE MERGER WAS TREATED FOR ACCOUNTING PURPOSES AS AN ACQUISITION OF SEAGULL BY OCEAN IN A PURCHASE BUSINESS TRANSACTION. AS SUCH, THE FINANCIAL RESULTS PRESENTED HERE ARE PRIMARILY THOSE OF OCEAN ENERGY, INC. ON A STAND-ALONE BASIS FOR THE FIRST QUARTER OF 1999 AND OF THE COMBINED COMPANY FOR THE SECOND AND THIRD QUARTERS OF 1999, COMPARED TO OCEAN'S RESULTS IN THE FIRST, SECOND AND THIRD QUARTERS OF 1998 ON A STAND-ALONE BASIS.

                                     (i)

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                 --------------------------------- ---------------------------------
                                                                      1999             1998             1999             1998
                                                                 ---------------   --------------  --------------- -----------------

Oil and Gas Sales.............................................     $  214,393        $  123,369      $  516,293       $   397,334

Costs of Operations:
   Operating expenses.........................................         54,672            50,048         165,278           135,460
   Depreciation, depletion and amortization...................         85,615            70,221         233,732           217,719
   Loss on sale of canadian assets............................              -                 -          28,500                 -
   Write-down of oil and gas properties.......................              -                 -               -           218,392
   General and administrative.................................          4,955             4,628          18,038            13,646
                                                                 ---------------   --------------  --------------- -----------------
                                                                      145,242           124,897         445,548           585,217
                                                                 ---------------   --------------  --------------- -----------------

Operating Profit (Loss).......................................         69,151            (1,528)         70,745          (187,883)

Other (Income) Expense:
   Interest expense...........................................         30,410            18,621          86,601            40,562
   Merger expense.............................................          3,176                 -          43,828            39,000
   Interest income and other..................................           (269)           (1,286)           (383)           (2,094)
                                                                 ---------------   --------------  --------------- -----------------

Income (Loss) Before Income Taxes.............................         35,834           (18,863)        (59,301)         (265,351)

Income Tax Expense (Benefit)..................................          6,404            (4,446)         (9,269)          (87,955)
                                                                 ---------------   --------------  --------------- -----------------

Income (Loss) From Continuing Operations......................         29,430           (14,417)        (50,032)         (177,396)
Loss From Discontinued Operations, Net of
   Income Taxes...............................................           (625)                -             (78)                -
                                                                 ---------------   --------------  --------------- -----------------

Net Income (Loss).............................................         28,805           (14,417)        (50,110)         (177,396)
Preferred Stock Dividend......................................            819                 -           2,456                 -
                                                                 ---------------   --------------  --------------- -----------------

Net Income (Loss) Available to Common Shareholders............     $   27,986        $  (14,417)     $  (52,566)      $  (177,396)
                                                                 ===============   ==============  =============== =================

Basic Earnings (Loss) Per Common Share:
     Income (Loss) From Continuing Operations.................      $    0.17         $    (0.14)     $    (0.36)     $     (1.76)
     Discontinued Operations..................................             -                  -               -                 -
                                                                 ---------------   --------------  --------------- -----------------
     Net Income (Loss)........................................      $    0.17         $    (0.14)     $    (0.36)     $     (1.76)
                                                                 ===============   ==============  =============== =================
Diluted Earnings (Loss) Per Common Share:
     Income (Loss) From Continuing Operations.................     $     0.16        $     (0.14)    $     (0.36)     $     (1.76)
     Discontinued Operations..................................             -                  -               -                -
                                                                 ---------------   --------------  --------------- -----------------
     Net Income (Loss)........................................     $     0.16        $     (0.14)    $     (0.36)     $     (1.76)
                                                                 ===============   ==============  =============== =================

Weighted Average Number of Common Shares
   Outstanding:
     Basic....................................................        166,680           100,924         145,670           100,544
                                                                 ===============   ==============  =============== =================
     Diluted..................................................        170,629           100,924         145,670           100,544
                                                                 ===============   ==============  =============== =================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                                                      SEPTEMBER 30,         December 31,
                                                                                           1999                 1998
                                                                                     -----------------    ------------------
                                                                                       (UNAUDITED)

                                                          ASSETS

Current Assets:
   Cash and cash equivalents....................................................       $      53,877        $      10,706
   Accounts receivable, net.....................................................             147,007              111,829
   Inventories..................................................................              27,127               16,802
   Prepaid expenses and other...................................................              23,805               14,444
                                                                                     -----------------    ------------------
     Total Current Assets.......................................................             251,816              153,781

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
   Evaluated oil and gas properties.............................................           3,501,039            2,759,686
   Unevaluated oil and gas properties excluded from amortization................             560,731              488,689
   Other........................................................................              76,650               44,960
                                                                                     -----------------    ------------------
                                                                                           4,138,420            3,293,335
Accumulated Depreciation, Depletion and Amortization............................           1,973,788            1,711,696
                                                                                     -----------------    ------------------
                                                                                           2,164,632            1,581,639

Deferred Income Taxes...........................................................             206,045              217,824
Noncurrent Assets of Discontinued Operations, Net...............................             222,112                    -
Other Assets....................................................................              61,716               53,716
                                                                                     -----------------    ------------------
Total Assets....................................................................       $   2,906,321        $   2,006,960
                                                                                     =================    ==================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts and notes payable...................................................       $     163,982        $     184,828
   Accrued interest payable.....................................................              34,024               36,206
   Accrued liabilities..........................................................              89,354               15,312
   Current maturities of long-term debt.........................................                 846                  836
                                                                                     -----------------    ------------------
     Total Current Liabilities..................................................             288,206              237,182

Long-term Debt..................................................................           1,538,697            1,371,890
Other Noncurrent Liabilities....................................................             140,949               20,945
Commitments and Contingencies...................................................                   -                    -

Shareholders' Equity:
   Preferred stock, $1.00 and $0.01 par  value, respectively; authorized
       10,000,000 Shares; issued 50,000 shares..................................                   1                    1
   Common stock, $.10 And $.01 Par value, respectively; authorized 230,000,000 and
     250,000,000 shares respectively; issued 166,859,714 and 101,753,646 shares,
     respectively...............................................................              16,687                1,018
   Additional paid-in capital...................................................           1,483,015              892,339
   Accumulated deficit..........................................................            (552,680)            (500,114)
   Other .......................................................................              (8,554)             (16,301)
                                                                                     -----------------    ------------------
     Total Shareholders' Equity.................................................             938,469              376,943
                                                                                     -----------------    ------------------
Total Liabilities and Shareholders' Equity......................................       $   2,906,321        $   2,006,960
                                                                                     =================    ==================


          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              ---------------------------------------
                                                                                    1999                 1998
                                                                              -----------------    ------------------
 OPERATING ACTIVITIES:
   Net loss...............................................................      $     (50,110)       $   (177,396)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Loss from discontinued operations....................................                 78                   -
     Depreciation, depletion and amortization.............................            233,732             217,719
     Loss on sale of canadian assets......................................             28,500                   -
     Write-down of oil and gas properties.................................                  -             218,392
     Deferred income taxes................................................            (24,702)            (91,253)
     Noncash merger expenses..............................................             21,047                   -
     Other................................................................              6,180               5,294
                                                                              -----------------    ------------------
                                                                                      214,725             172,756
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable....................................             23,926               6,039
       (Increase) decrease in inventories, prepaid expenses and other.....             22,695             (11,929)
       Decrease in accounts and notes payable.............................           (112,004)            (24,408)
       Increase in accrued expenses and other.............................             47,064               5,871
                                                                              -----------------    ------------------
     Net Cash Provided by Continuing Operations...........................            196,406             148,329
     Net Cash Provided by Discontinued Operations.........................             14,377                   -
                                                                              -----------------    ------------------
     Net Cash Provided by Operating Activities............................            210,783             148,329
                                                                              -----------------    ------------------

 INVESTING ACTIVITIES:
   Capital expenditures of continuing operations..........................           (231,976)           (669,798)
   Capital expenditures of discontinued operations........................             (5,040)                  -
   Acquisition costs, net of cash acquired................................             (5,623)                  -
   Proceeds from sales of property, plant and equipment...................            390,512               1,097
                                                                              -----------------    ------------------
     Net Cash Provided by (Used In) Investing Activities..................            147,873            (668,701)
                                                                              -----------------    ------------------

 FINANCING ACTIVITIES:
   Proceeds from debt.....................................................            989,999           1,424,438
   Principal payments on debt ............................................         (1,400,823)           (893,356)
   Proceeds from deferred revenue.........................................            100,000                   -
   Proceeds from sales of common stock....................................              2,572               7,583
   Deferred debt issue costs..............................................             (6,406)            (15,433)
   Dividends paid.........................................................               (827)                  -
                                                                              -----------------    ------------------
     Net Cash Provided by (Used In) Financing Activities..................           (315,485)            523,232
                                                                              -----------------    ------------------

 Increase in Cash and Cash Equivalents....................................             43,171               2,860

 Cash and Cash Equivalents At Beginning of Period.........................             10,706              11,689
                                                                              -----------------    ------------------

 Cash and Cash Equivalents At End of Period...............................      $      53,877        $     14,549
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                      September 30,
                                                      --------------------------------- ---------------------------------
                                                            1999             1998            1999             1998
                                                      ----------------- --------------- ---------------- ----------------

Net income (loss)....................................    $   28,805        $(14,417)       $  (50,110)      $(177,396)

Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment...........             -          (1,282)           10,720          (1,866)
                                                      ----------------- --------------- ---------------- ----------------

Comprehensive income (loss) .........................    $   28,805        $(15,699)       $  (39,390)      $(179,262)
                                                      ================= =============== ================ ================


          See accompanying Notes to Consolidated Financial Statements.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       PRESENTATION OF FINANCIAL INFORMATION

     The consolidated financial statements of Ocean Energy, Inc. ("OEI" or "the Company"), a Texas corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, management believes that the financial statements reflect all normal recurring adjustments that are necessary for a fair presentation.

     Effective March 30, 1999, Ocean Energy, Inc. ("Old Ocean") was merged (the "Merger") with and into Seagull Energy Corporation ("Seagull"). Seagull was engaged primarily in exploration and development activities in the United States, Egypt, Cote d'Ivoire, Indonesia and the Russian Republic of Tartarstan. At the time of the Merger, Seagull amended its Articles of Incorporation to change its name to Ocean Energy, Inc., and each outstanding share of Old Ocean common stock was converted into one share of Seagull common stock. The stockholders of Old Ocean received approximately 61.5% of the outstanding common stock of the Company in the Merger, and the shareholders of Seagull received the remaining 38.5%. Certain reclassifications have been made to the historical results of the Company to conform the presentation used by the companies.

     Effective March 27, 1998, United Meridian Corporation ("UMC") was merged into Old Ocean (the "UMC Merger"). As a result of the UMC Merger, each outstanding share of UMC common stock was converted into 1.3 shares of Old Ocean common stock with approximately 46 million shares issued to the shareholders of UMC, representing approximately 46% of all of the issued and outstanding shares of Old Ocean. Old Ocean's shareholders received 2.34 shares of Old Ocean shares for each share outstanding immediately preceding the UMC Merger, representing approximately 54% of all of the then issued and outstanding shares. The UMC Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the UMC Merger were restated to conform accounting policies and combine the historical results of Old Ocean and UMC. Merger costs of $39 million relating to the UMC Merger consisted primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto of Old Ocean and Seagull for the year ended December 31, 1998.

     PROPERTY, PLANT AND EQUIPMENT - The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended September 30, 1999 and 1998, the Company capitalized interest expense in the amount of $8 million and $7 million, respectively, and certain employee-related costs in the amount of $11 million and $8 million, respectively. For the nine months ended September 30, 1999 and 1998, the Company capitalized interest expense in the amount of $28 million and $22 million, respectively, and certain employee-related costs in the amount of $26 million and $19 million, respectively.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     EARNINGS PER SHARE - Options to purchase a weighted average of 19,517,000 and 12,141,000 shares of common stock for the nine months ended September 30, 1999 and 1998, respectively, and 13,280,000 for the three months ended September 30, 1998, at prices ranging from $2.11 to $36.54 per share were outstanding but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 1999 to 2009. The preferred stock conversion was also excluded from the computation because of its antidilutive effect. For the three months ended September 30, 1999, the amount of diluted weighted average shares has been increased by 3,949,000 shares to reflect the assumed effect of the exercise of stock options. For this same period options to purchase 10,800,000 shares of common stock at $10.19 to $36.54 per share and expiring at various dates from 1999 to 2009 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares.

     TREASURY STOCK - The Company follows the average cost method of accounting for treasury stock transactions.

     DISCONTINUED OPERATIONS - The Company has operated in Alaska through a division of the Company and a wholly-owned subsidiary (collectively referred to herein as "ENSTAR"). ENSTAR is subject to regulation by the Regulatory Commission of Alaska ("the RCA") which has jurisdiction over, among other things, rates, accounting procedures and standards of service. In July 1999 the Company committed to a plan to dispose of ENSTAR, and on November 1, 1999 the Company completed the sale. See Note 2. Prior to the sale the results of operations and net assets of ENSTAR have been reflected as discontinued operations.

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

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and liabilities of Old Ocean were recorded based upon their historical costs, and the assets and liabilities of Seagull were recorded at their estimated fair market values.

     The following is a calculation of purchase price:

     CALCULATION OF PURCHASE PRICE (IN THOUSANDS, EXCEPT PER SHARE DATA):
       Shares of common stock  issued..............................................              64,630
       Average of OEI stock price three days before and after the
          Merger announcement......................................................     $          9.09
                                                                                      ----------------------
       Fair value of stock issued..................................................     $        587,484
       Add: Capitalized Merger costs...............................................               64,054
                                                                                      ----------------------
       Purchase Price..............................................................     $        651,538
                                                                                      ======================

     Capitalized merger costs consisted primarily of severance costs of Seagull ($22 million), value of Seagull stock options maintained by OEI ($17 million), investment banking fees ($10 million), and other transaction fees and professional expenses ($15 million). In addition, merger costs of $44 million were expensed through September 30, 1999. These costs consisted primarily of Old Ocean's severance costs ($24 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million). As of September 30, 1999, substantially all of Old Ocean's severance costs have been paid.

     The allocation of purchase price to specific assets and liabilities is based on certain estimates of fair values and costs which will be adjusted as actual amounts are determined. Such adjustments are not expected to be material.

     DISPOSITION OF CANADIAN SUBSIDIARY - On April 15, 1999, the Company completed a sale of its Canadian oil and gas subsidiary, realizing net proceeds of $63 million which were used to repay existing long-term debt. A loss of $28.5 million on the sale was provided for at March 31, 1999. The Canadian disposed assets contributed revenue of $7 million and $13 million for the nine months ended September 30, 1999 and 1998, respectively, and had operating profit of $2 million (excluding the provision for loss on the sale) and $3 million, respectively.

     DISPOSITION OF ENSTAR - On July 15, 1999, the Company signed a purchase and sale agreement to sell ENSTAR. On November 1, 1999 the Company closed the sale, receiving net proceeds of $285 million, a portion of which was used to repay existing long-term debt. ENSTAR contributed revenue of $30 million for the nine months ended September 30, 1999 and operating profit of $3 million. ENSTAR's net loss was $78,000, net of income tax expense of $462,000, for the same period. The net assets disposed of comprised net current assets of $0.4 million, property, plant and equipment of $273 million, and other long-term assets of $6 million, before liabilities assumed of $57 million.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     DISPOSITION OF GULF OF MEXICO AND ARKOMA ASSETS - DURING August 1999, the Company divested its working interest in three shelf Gulf of Mexico fields for proceeds of $66 million. During September 1999, the Company finalized the sale of certain Arkoma Basin assets for cash proceeds of $231 million. Proceeds from the sales were used to reduce outstanding indebtedness under the revolving credit facility. On a proforma basis, the Gulf of Mexico and Arkoma assets contributed revenue of $36 million and $53 million for the nine months ended September 30, 1999 and 1998, respectively, and had operating profit of $15 million and $21 million, respectively.

     UNAUDITED PRO FORMA INFORMATION - The following table presents the unaudited pro forma results (in thousands, except per share data) of the Company determined as follows:

  -  the Seagull-OEI Merger is assumed to have occurred as of January 1, 1998;

  - certain costs that Seagull had expensed under the successful efforts method of accounting are capitalized under the full cost method of accounting;

  - depreciation, depletion and amortization expense of Seagull is calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting;

  - a decrease in interest expense results from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs;

  - the sales of the Canadian subsidiary, the Gulf of Mexico and Arkoma oil and gas assets, and ENSTAR are assumed to have occurred as of January 1, 1998;

  - the proceeds from the asset sales were used to pay down debt at January 1, 1998; and,

  - the related income tax effects of these adjustments are recorded based on the applicable statutory tax rate.

                         UNAUDITED PRO FORMA INFORMATION

                                                                              Nine Months Ended September 30,
                                                                        --------------------------------------------
                                                                                 1999                   1998
                                                                        -----------------------   ------------------
Revenues..........................................................       $      530,188             $     578,519
Net income (loss) available to common shareholders................       $       17,910             $    (169,100)
Basic earnings (loss) per share...................................       $         0.11             $       (1.03)
Diluted earnings (loss) per share.................................       $         0.11             $       (1.03)

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                            Nine Months Ended September 30,
                                                                   -------------------- ------ ----------------------
                                                                          1999                         1998
                                                                   --------------------        ----------------------
                                                                                (amounts in thousands)

Cash paid during the period for:
  Interest..................................................          $    84,429                   $      34,315
  Income taxes..............................................          $    11,607                   $       1,895

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

NOTE 4.       FINANCIAL INSTRUMENTS

     From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce its exposure to price fluctuations. Oil and gas revenues have been (decreased) increased by ($31) million and $17.5 million for the nine months ended September 30, 1999 and 1998, respectively, as a result of derivative contracts.

     At September 30, 1999, collars were in place for portions of the Company's oil production for the remainder of 1999 with floors of $12.00 and $15.00 and ceilings of $15.00, $18.85 and $19.00 per barrel. Contracted volumes totaled 60,000 barrels of oil per day at September 30, 1999. The $15.00 ceiling associated with one of the collars was offset in October with the purchase of call options that have a strike price of $15.00.

      Additional collars were in place at September 30, 1999, at contracted volumes of 15,000 barrels of oil per day for the period January 1 through December 31, 2000 with floors of $19.00 and $20.00 and ceilings of $21.90 and $22.20, respectively. The Company also has in place an oil swap agreement for 5,000 barrels per day at $20.08 per barrel for the period January through December 2000.

     As of September 30, 1999 the Company had no natural gas hedges in place.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     While derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, these derivative financial instruments will limit the Company's realized revenues if NYMEX prices exceed the contracted ceiling price and limit losses if NYMEX prices fall below the contracted floor price. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues during the periods to which the derivative financial instruments relate.

NOTE 5.        DEBT

         Long-term debt consisted of the following at September 30, 1999 and December 31, 1998 (in thousands):

                                                                      SEPTEMBER 30, 1999            December 31, 1998
                                                                   --------------------------     -----------------------
Credit Facility (average interest rate of 6.5%), Due 2004......          $    240,000                   $          -
Oei credit facility (average interest rate of 7.0%)............                     -                        357,000
Public notes of old ocean......................................             1,009,376                      1,009,274
Public notes assumed in the Merger:
   7 7/8% senior notes, due 2003...............................                98,452                              -
   7 1/2% senior notes, due 2027...............................               124,948                              -
   8 5/8% senior subordinated notes, due 2005..................                99,539                              -
Other..........................................................                24,428                          6,452
                                                                   --------------------------     -----------------------
                                                                            1,596,743                      1,372,726
Less:    current maturities....................................                  (846)                          (836)
Debt of discontinued operations to be assumed..................               (57,200)                             -
                                                                   --------------------------     -----------------------
                                                                         $  1,538,697                   $  1,371,890
                                                                   ==========================     =======================

     Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which replaced the existing credit facilities of both Old Ocean and Seagull. At September 30, 1999, the Credit Facility consisted of a $500 million five-year revolving facility and a renewable $300 million 364-day facility with a one-year term loan option. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. Financing fees of approximately $6 million were incurred related to the Credit Facility. As of September 30, 1999, borrowings outstanding against the Credit Facility totaled $240 million and Letters of Credit totaled $44 million, leaving $516 million of available credit. As of November 10, 1999, the Company had repaid all outstanding balances under the Credit Facility with the proceeds of the asset sales discussed in Note 2, and, under the terms of the agreement, reduced the $300 million 364-day facility to zero. Currently no amounts are outstanding under the $500 million revolving credit facility.

     On November 9, 1999, the Company announced a tender offer to repurchase $150 million of 10 3/8% senior subordinated Notes due 2005 and $160 million of 9 3/4% senior subordinated Notes due 2006. The Company intends to fund the repurchase of these Notes with available cash balances and borrowings under the existing Credit Facility. If all of the outstanding Notes are tendered, the total cost of the repurchase would be approximately $340 million, excluding accrued and unpaid interest, and the Company would record an after-tax extraordinary loss of approximately $24 million during the fourth quarter. The tender offer is subject to certain conditions as described in the Offer to Purchase and will expire on December 8, 1999 unless extended by the Company according to the terms of the Offer. While the Company believes the tender offer wil be completed during the fourth quarter, there can be no assurance that any of the Notes will be tendered.

     In addition, in November the Company entered into a new $200 million 364-day facility with substantially the same terms as the Company's existing Credit Facility. The availability of this facility is contingent on the consummation of the tender offer. Currently no amounts are outstanding under this new 364-day facility.

     The Credit Facility contains certain covenants and restrictive provisions including limitations on the incurrence of additional debt and payment of dividends and the maintenance of certain financial ratios. Under the most restrictive of these provisions, approximately $574 million was

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

available for payment of cash dividends on common stock or to repurchase common stock as of September 30, 1999.

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

NOTE 7.       SUPPLEMENTAL GUARANTOR INFORMATION

     Ocean Energy, Inc., a Louisiana corporation and wholly-owned subsidiary of the Company ("Ocean Louisiana"), has unconditionally guaranteed the full and prompt performance of the Company's obligations under certain of the notes and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions TO THE PARENT. IN ORDER TO PROVIDE MEANINGFUL FINANCIAL DATA RELATING TO THE GUARANTOR (I.E., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

1) Investments in subsidiaries are accounted for by the Company on the cost basis. Earnings or losses of subsidiaries are therefore not reflected in the related investment accounts.

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

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                    Unconsolidated
                                     --------------------------------------------------------------
                                                               Guarantor            Non-Guarantor
1999                                        OEI               Subsidiary             Subsidiaries      Consolidated OEI
----                                  ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $      70,860         $     143,533        $     214,393
Costs of Operations:
   Operating expenses..............                -               26,705                27,967               54,672
   Depreciation, depletion and
     amortization..................            4,971               26,726                53,918               85,615
   General and administrative......            6,407               (1,452)                    -                4,955
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............          (11,378)              18,881                61,648               69,151
Interest Expense...................           25,870                    -                 4,540               30,410
Merger Expense.....................                -                3,176                     -                3,176
Interest Income and Other..........           (1,624)              (4,545)                5,900                 (269)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (35,624)              20,250                51,208               35,834
Income Tax Provision (Benefit).....          (13,002)               7,391                12,015                6,404
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) from Continuing
   Operations......................          (22,622)              12,859                39,193               29,430
Income from Discontinued
   Operations, net of income taxes.                -                    -                  (625)                (625)
                                     ------------------   --------------------  -------------------  ------------------

Net Income (Loss)..................    $     (22,622)       $      12,859         $      38,568        $      28,805
                                     ==================   ====================  ===================  ==================

1998
----
Revenues...........................    $           -        $      70,476         $      52,893        $     123,369
Costs of Operations:
   Operating expenses..............                -               30,798                19,250               50,048
   Depreciation, depletion and
     amortization..................                -               31,435                38,786               70,221
   General and administrative......                -                4,452                   176                4,628
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............                -                3,791                (5,319)              (1,528)
Interest Expense (Income)..........           13,897               10,736                (6,012)              18,621
Interest Income and Other..........                -                 (183)               (1,103)              (1,286)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (13,897)              (6,762)                1,796              (18,863)
Income Tax Expense (Benefit).......           (2,091)              (2,680)                  325               (4,446)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $     (11,806)       $      (4,082)        $       1,471        $     (14,417)
                                     ==================   ====================  ===================  ==================

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                       Unconsolidated
                                     --------------------------------------------------------------
                                                               Guarantor           Non-Guarantor
1999                                        OEI               Subsidiary            Subsidiaries      Consolidated OEI
----                                  ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $     185,210         $     331,083        $     516,293
Costs of Operations:
   Operating expenses..............                -               77,395                87,883              165,278
   Depreciation, depletion and
     amortization..................            6,032               84,056               143,644              233,732
   Loss on sale of Canadian assets.                -                    -                28,500               28,500
   General and administrative......           10,770                7,268                     -               18,038
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............          (16,802)              16,491                71,056               70,745
Interest Expense...................           70,841               13,126                 2,634               86,601
Merger Expense.....................                -               43,828                     -               43,828
Interest Income and Other..........           (3,168)              (2,783)                5,568                 (383)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (84,475)             (37,680)               62,854              (59,301)
Income Tax Provision (Benefit).....          (30,833)             (13,753)               35,317               (9,269)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) from
   Continuing Operations...........          (53,642)             (23,927)               27,537              (50,032)
Loss from Discontinued
   Operations, net of income taxes.                -                    -                   (78)                 (78)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $     (53,642)       $     (23,927)        $      27,459        $     (50,110)
                                     ==================   ====================  ===================  ==================

1998
----
Revenues...........................    $           -        $     238,161         $     159,173        $     397,334
Costs of Operations:
   Operating expenses..............                -               83,862                51,598              135,460
   Depreciation, depletion and
     amortization..................                -              112,569               105,150              217,719
   Write-down of oil and gas
       PROPERTIES..................                -              218,392                     -              218,392
   General and administrative......               60               12,994                   592               13,646
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............              (60)            (189,656)                1,833             (187,883)
Interest Expense (Income)..........           21,954               30,209               (11,601)              40,562
Merger Expense.....................                -               39,000                     -               39,000
Interest Income and Other..........                -                  255                (2,349)              (2,094)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (22,014)            (259,120)               15,783             (265,351)
Income Tax Benefit.................          (23,991)             (60,432)               (3,532)             (87,955)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $       1,977        $    (198,688)        $      19,315        $    (177,396)
                                     ==================   ====================  ===================  ==================

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
                   AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (Amounts in Thousands)

                                                 Unconsolidated
                                --------------------------------------------------
                                                   Guarantor       Non-Guarantor     Eliminating       Consolidated
SEPTEMBER 30, 1999                   OEI           Subsidiary       Subsidiaries       Entries             OEI
------------------              --------------   ---------------   ---------------  ---------------   ---------------
ASSETS
Current Assets................    $     2,359      $    54,701       $   194,756      $         -       $   251,816
Intercompany Investments......      2,665,044         (172,061)          (41,168)      (2,451,815)                -
Property, Plant and Equipment,
   Net........................         21,820          582,902         1,559,910                -         2,164,632
Other Assets..................         79,197          201,146           209,530                -           489,873
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,768,420      $   666,688       $ 1,923,028      $(2,451,815)      $ 2,906,321
                                ==============   ===============   ===============  ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities...........    $    66,134      $   109,668       $   112,404      $         -       $   288,206
Long-Term Debt................      1,530,604                -             8,093                -         1,538,697
Other Liabilities.............         98,250           11,390            31,309                -           140,949
Shareholders' Equity..........      1,073,432          545,630         1,771,222       (2,451,815)          938,469
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,768,420      $   666,688       $ 1,923,028      $(2,451,815)      $ 2,906,321
                                ==============   ===============   ===============  ===============   ===============

DECEMBER 31, 1998
-----------------
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
                                ==============   ===============   ===============  ===============   ===============

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in Thousands)

                                                          Unconsolidated
                                     ----------------------------------------------------------
                                                             Guarantor         Non-Guarantor
1999                                        OEI              Subsidiary         Subsidiaries      Consolidated OEI
----                                 ------------------   -----------------   -----------------   ------------------
Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $     (53,642)       $     (23,927)      $      27,459       $     (50,110)
   Adjustments to reconcile net
     loss to net cash from
     operating activities..........          (22,153)              26,954             260,034             264,835
   Changes in assets and liabilities          48,094              380,669            (447,082)            (18,319)
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided by (Used In)
   Continuing Operations...........          (27,701)             383,696            (159,589)            196,406
Net Cash Provided by Discontinued
   Operations......................                -                    -              14,377              14,377
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided By (Used In)
   Operating Activities............          (27,701)             383,696            (145,212)            210,783
Cash Flows Provided by (Used In)
   Investing Activities............          (17,704)             (20,326)            185,903             147,873
Cash Flows Provided by (Used In)
   Financing Activities............           45,405             (363,370)              2,480            (315,485)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase in Cash and Cash
   Equivalents.....................                -                    -              43,171              43,171
Cash and Cash Equivalents:
   Beginning of Period.............                -                    -              10,706              10,706
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           -        $           -       $      53,877       $      53,877
                                     ==================   =================   =================   ==================

1998
----
Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $       1,977        $    (198,688)      $      19,315       $    (177,396)
   Adjustments to reconcile net
     income (loss) to net cash from
     operating activities..........          (22,749)             284,217              88,684             350,152
   Changes in assets and liabilities           1,814              (51,133)             24,892             (24,427)
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided By (Used In)
   Operating Activities............          (18,958)              34,396             132,891             148,329
Cash Flows Used in Investing
   Activities......................                -             (374,357)           (294,344)           (668,701)
Cash Flows Provided By Financing
   Activities......................           18,956              341,607             162,669             523,232
                                     ------------------   -----------------   -----------------   ------------------
Net Increase (Decrease) in Cash and
   Cash Equivalents................               (2)               1,646               1,216               2,860
Cash and Cash Equivalents:
   Beginning of Period.............                2                2,653               9,034              11,689
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           -        $       4,299       $      10,250       $      14,549
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

     As discussed in Note 1, on March 30, 1999, Ocean Energy, Inc., a Delaware corporation, merged with and into Seagull Energy Corporation, a Texas corporation, and the resulting company was renamed Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial results presented here are primarily those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 and of the combined company for the second and third quarters of 1999, compared to Ocean's results in the first, second and third quarters of 1998 on a stand-alone basis.

     The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Reports on Form 10-K for the year ended December 31, 1998 of Old Ocean and Seagull contain detailed information that should be referred to in conjunction with the following discussion.

                              RESULTS OF OPERATIONS
                             (Amounts in Thousands)

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                  ---------------------------------    -------------------------------
                                                      1999               1998              1999              1998
                                                  --------------     --------------    --------------    -------------
OIL AND GAS OPERATIONS:
   Revenues:
     Natural gas............................       $  101,908        $    51,599       $   236,914         $ 167,533
     Oil and ngls...........................          112,485             71,770           279,379           229,801
                                                  --------------     --------------    --------------    -------------
                                                      214,393            123,369           516,293           397,334
                                                  --------------     --------------    --------------    -------------

   Operating expenses.......................           54,672             50,048           165,278           135,460
   Depreciation, depletion and amortization.           83,323             69,229           227,623           214,739
   Loss on sale of canadian assets..........                -                  -            28,500                 -
   Write-down of oil and gas properties.....                -                  -                 -           218,392
                                                 --------------     --------------    --------------    -------------
    Operating profit (loss).................           76,398              4,092            94,892          (171,257)
CORPORATE...................................           (7,247)            (5,620)          (24,147)          (16,626)
                                                 --------------     --------------    --------------    -------------
   Total operating profit (loss)............       $   69,151         $   (1,528)       $   70,745         $(187,883)
                                                 ==============     ==============    ==============    =============

      The Company's $71 million improvement in operating profit for the three month period ending September 30, 1999 compared to the same period in 1998 is primarily due to the recovery of world crude oil and natural gas prices experienced during the third quarter of 1999 as well as to increases in oil and gas production and to significant declines in operating expense incurred per unit of production. The Company's $259 million improvement in operating profit for the nine month period ending September 30, 1999 compared to the same period in 1998 is due to the absence of the $218 million write-down of oil and gas properties that was recorded in the second quarter of 1998 and to the improvement in realized gas prices. Other factors affecting the Company's 1999 operations included the Merger and the loss on the sale of Canadian assets.

                               OCEAN ENERGY, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     REVENUES - Natural gas revenues increased $69 million, or 41%, to $237 million for the nine months ended September 30, 1999, from $168 million for the nine months ended September 30, 1998. Gas revenues increased $50 million, or 96%, to $102 million for the third quarter of 1999 as compared to $52 million for the third quarter of 1998. These increases are primarily due to production from properties acquired in the Merger and to higher average gas prices realized during the period. The average realized price for natural gas increased 4% to $2.00 per Mcf in the first nine months of 1999 as compared to $1.92 in the first nine months of 1998 and increased 31% to $2.34 for the third quarter of 1999 compared to $1.78 for the third quarter of 1998. Daily natural gas production for the first nine months of 1999 was 431 MMcf, an increase of 35% over 1998 volumes due also to the acquisition of producing properties in the Merger. Daily natural gas production increased 50% over 1998 volumes for the third quarter of 1999 to 470 MMcf.

     Oil revenues increased $49 million, or 21%, to $279 million for the nine months ended September 30, 1999, from $230 million for the nine months ended September 30, 1998. For the third quarter of 1999, oil revenues increased $40 million, or 56%, to $112 million for 1999 compared to $72 million for the third quarter of 1998. These increases are the result of production from properties acquired in the Merger, and to an increase in the average realized price for oil during the nine months ended September 30, 1999. The average realized price for oil increased 21% to $15.47 for the first nine months of 1999 compared to $12.78 for the same period in 1998. In addition, the average realized price for oil increased 64% to $19.58 for the third quarter of 1999 compared to $11.93 for the third quarter of 1998. Daily oil production increased to 73,965 Bbl in the first nine months of 1999 as compared to 60,968 Bbl for the same period in 1998. For the third quarter of 1999, daily oil production increased to 77,674 Bbl as compared to 59,894 Bbl for the third quarter of 1998. The production increase was also due to the acquisition of producing properties in the Merger.

     For the nine months ended September 30, 1999 and 1998, oil and gas revenues have been (decreased) increased by $(31) million and $17.5 million, respectively, as a result of derivative contracts. Weighted average oil and natural gas prices including hedging were $13.84 and $2.01, respectively, for the nine months ended September 30, 1999, and $13.81 and $1.92, respectively, for the nine months ended September 30, 1998.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    EXPLORATION AND PRODUCTION OPERATING DATA

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                  --------------------------------    ----------------------------------
                                                       1999             1998               1999              1998
                                                  ---------------  ---------------    ---------------   ----------------
   Net Daily Natural Gas Production (MMcf):
     Domestic (1)..............................          427.5            267.8              382.0               273.0
     Canada (2)................................            -               24.9               14.0                25.7
     Cote d'ivoire (1).........................           33.9             20.7               29.8                20.2
     Egypt (1).................................            0.9               -                 0.7                   -
     Indonesia (1).............................            7.6               -                 4.4                   -
                                                  ---------------  ---------------    ---------------   ----------------
     Total.....................................          469.9            313.4              430.9               318.9
                                                  ===============  ===============    ===============   ================

   Average Natural Gas Prices ($ per Mcf) :
     Domestic (1)..............................     $     2.38       $     1.84         $     2.03             $ 2.00
     Canada (2)................................     $     -          $     1.23         $     1.54             $ 1.27
     Cote d'Ivoire (1).........................     $     1.77       $     1.64         $     1.73             $ 1.67
     Egypt (1).................................     $     3.94       $        -         $     3.32             $    -
     Indonesia (1).............................     $     2.26       $        -         $     2.14             $    -
     Weighted average..........................     $     2.34       $     1.78         $     2.00             $ 1.92
   Average Natural Gas Prices Including Hedging
     Activities ($ PER MCF)....................     $     2.36       $     1.79         $     2.01             $ 1.92

   Net Daily Oil and NGL Production (Bbl):
     Domestic (1)..............................         36,522           36,942             38,340             40,419
     Canada (2)................................              -            1,326                469              1,243
     Cote d'Ivoire (1).........................          5,046            3,487              4,839              2,613
     Equatorial Guinea.........................         20,774           18,139             19,902             16,693
     Egypt (1).................................         10,729                -              7,447                  -
     Russia (1)................................          4,492                -              2,896                  -
     Indonesia (1).............................            111                -                 72                  -
                                                  ---------------  ---------------    ---------------   ----------------
     Total.....................................         77,674           59,894             73,965             60,968
                                                  ===============  ===============    ===============   ================

   Average Oil and NGL Prices ($ per Bbl) :
     Domestic (1)..............................     $   18.99        $   12.07          $   15.07              $ 12.93
     Canada (2)................................     $    -           $   12.08          $   11.27              $ 12.05
     Cote d'ivoire (1).........................     $   20.24        $   11.52          $   16.56              $ 13.33
     Equatorial Guinea.........................     $   21.69        $   11.70          $   16.11              $ 12.38
     Egypt (1).................................     $   20.06        $       -          $   17.70              $     -
     Russia (1)................................     $   12.82        $       -          $    9.54              $     -
     Indonesia (1).............................     $   16.87        $       -          $   14.88              $     -
     Weighted average..........................     $   19.58        $   11.93          $   15.47              $ 12.78
   Average Oil and NGL Prices Including Hedging
     Activities ($ per Bbl)....................     $   15.74        $   13.02          $   13.84              $ 13.81

(1) The Company's Egyptian, Russian and Indonesian operations, and a portion of its domestic and Cote d'Ivoirian operations were acquired as a result of the merger on March 31, 1999.

(2) The Company's Canadian operations were sold on April 15, 1999.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OPERATING EXPENSES - Total operating expenses increased $30 million, or 22%, to $165 million for the nine months ended September 30, 1999 from $135 million for the comparable 1998 period. Operating expenses for the third quarter of 1999 increased $5 million, or 10%, to $55 million for the third quarter of 1999 compared to $50 million for the third quarter of 1998. These increases primarily result from the acquisition of additional producing properties in the Merger, as well as from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities and timing of workovers. Operating expenses decreased 5% to $4.15 per BOE for the nine months ended September 30, 1999, compared to $4.35 per BOE in the comparable 1998 period. Operating expenses decreased 21% to $3.81 per BOE for the third quarter of 1999 compared to $4.85 per BOE for the third quarter of 1998.

     DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE - Depreciation, depletion and amortization (DD&A) expense related to oil and gas operations increased 6% to $228 million for the nine months ended September 30, 1999 compared to $215 million for the same period in 1998. DD&A expense was $83 million for the third quarter of 1999 compared to $69 million for the third quarter of 1998. For both the third quarter and nine months of 1999 versus 1998, additional DD&A expense related to properties acquired in the Merger was offset by the effects of the non-cash impairments of oil and gas properties recognized by the Company in 1998. DD&A for oil and gas operations per BOE decreased $1.17, or 17%, to $5.72 per BOE for the nine months ended September 30, 1999, from $6.89 per BOE for the comparable 1998 period. This variance is primarily attributable to the effect of the non-cash impairments of oil and gas properties recognized by the Company in 1998.

     LOSS ON SALE OF CANADIAN SUBSIDIARY - On April 15, 1999, the Company completed a sale of its Canadian oil and gas subsidiary, realizing net proceeds of $63 million which were used to repay existing long-term debt. A loss of $28.5 million on the sale was recorded during the first quarter of 1999.

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

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expense increased $4 million or 29% to $18 million for the nine months ended September 30, 1999 compared to $14 million for the same period in 1998. General and administrative expense remained constant at $5 million for the third quarters of both 1999 and 1998. As a result of the Merger, the combined Company expects to realize a decline in proforma general and administrative expense as cost savings related to personnel reduction, office consolidations and reduced combined expenses for professional fees and other expense items are realized.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                      OTHER

     INTEREST EXPENSE - Interest increased $46 million to $87 million for the nine months ended September 30, 1999 from $41 million in the comparable 1998 period. Interest expense for the third quarter of 1999 increased $11 million to $30 million from $19 million for 1998. This increase is primarily the result of an increase in debt levels in 1999 resulting from the higher capital spending program in place throughout 1998. Interest expense for the remainder of 1999 will continue to be higher than 1998 levels due to the inclusion of the outstanding debt of Seagull of approximately $563 million in the Company's financial statements. However, the use of proceeds from the various asset sales discussed in Note 2 to repay existing long-term debt will serve to reduce interest expense for the remainder of 1999.

     MERGER EXPENSE - Merger expenses of $44 million associated with the Merger between Old Ocean and Seagull have been recorded for the nine months ended September 30, 1999. Merger expenses of $39 million associated with the March 1998 merger between Old Ocean and UMC were recorded in the first quarter of 1998.

     INCOME TAX BENEFIT - An income tax benefit of $9 million was recognized for the nine months ended September 30, 1999, compared to a benefit of $88 million for the nine months ended September 30, 1998. The effective tax rate change from 33% for the nine months ended September 30, 1998 to 16% for 1999 is primarily the result of three factors: (i) significant improvement in operating results;
(ii) changes in the nature of deferred tax assets and liabilities due to the Merger and subsequent asset sales; and (iii) the relative magnitude of international operating results and international taxes to the Company's total results. The Company currently believes that it is more likely than not that the net deferred tax asset will be realized.

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

The information was prepared based on the following assumptions:

-    The Seagull-OEI Merger is assumed to have occurred as of January 1, 1998;

- certain costs that Seagull had expensed under the successful efforts method of accounting are capitalized under the full cost method of accounting;

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


- depreciation, depletion and amortization expense of Seagull is calculated in accordance with the full cost method of accounting applied to the adjusted basis of the properties acquired using the purchase method of accounting;

- a decrease in interest expense results from the revaluation of Seagull debt under the purchase method of accounting, including the elimination of amortization of historical debt issuance costs;

- the sales of the Canadian subsidiary, the Gulf of Mexico and Arkoma oil and gas assets, and ENSTAR are assumed to have occurred as of January 1, 1998;

- the proceeds from the asset sales were used to pay down debt at January 1, 1998; and,

- the related income tax effects of these adjustments are recorded based on the applicable statutory tax rate.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         UNAUDITED PRO FORMA INFORMATION
                  (Amounts in Thousands, Except Per Unit Data)

                                                                                 Nine Months Ended September 30,
                                                                            -------------------------------------------
                                                                                   1999                    1998
                                                                            -------------------     -------------------
UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME:
Oil and Gas Sales......................................................       $    530,188            $    578,519

Cost of Operations:
   Operating expenses..................................................            175,888                 211,570
   Depreciation, depletion and amortization............................            247,925                 290,930
   Write-down of oil and gas properties................................                  -                 222,590
   General and administrative..........................................             22,329                  29,430
                                                                            -------------------     -------------------
                                                                                   446,142                 754,520
                                                                            -------------------     -------------------
Operating Profit (Loss)................................................             84,046                (176,001)

Other (Income) Expense:
   Interest expense....................................................             67,458                  32,289
   Merger expense (1)..................................................                  -                  39,000
   Interest income and other...........................................             (5,196)                 (4,339)
                                                                            -------------------     -------------------

Income (Loss) Before Income Taxes and Extraordinary Item...............             21,784                (242,951)
Income Tax Expense (Benefit)...........................................              1,418                 (74,882)
                                                                            -------------------     -------------------

Net Income (Loss) Before Extraordinary Item............................             20,366                (168,069)
Extraordinary Item (Loss On Repurchase of Debt)........................                  -                  (1,031)
                                                                            -------------------     -------------------

Net Income (Loss)......................................................             20,366                (169,100)
Preferred Stock Dividend...............................................              2,456                       -
                                                                            -------------------     -------------------

Net Income (Loss) Available to Common Shareholders.....................       $     17,910            $   (169,100)
                                                                            ===================     ===================

Income (Loss) Per Common Share:
   Basic...............................................................       $       0.11            $      (1.03)
                                                                            ===================     ===================
   Diluted.............................................................       $       0.11            $      (1.03)
                                                                            ===================     ===================

Weighted Average Number of Common Shares Outstanding:
   Basic...............................................................            166,503                 163,616
                                                                            ===================     ===================
   Diluted.............................................................            170,452                 163,616
                                                                            ===================     ===================

CAPITAL EXPENDITURES:
   Oil and Gas Operations..............................................       $    244,844            $    794,613
   Corporate...........................................................             12,783                  14,458
                                                                            -------------------     -------------------
   Total (2)...........................................................       $    257,627            $    809,071
                                                                            ===================     ===================

(1) Excludes approximately $44 million of merger expenses recorded in 1999. During 1998, the Company recorded $39 million in merger expenses related to the UMC Merger, which was accounted for as a pooling transaction.

(2)  Includes   capitalized   interest  of  $29  million  and  $27  million  and
     capitalized   employee-related  costs  of  $27  million  and  $25  million, respectively.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  UNAUDITED PRO FORMA PRODUCTION OPERATING DATA

                                                                                 Nine Months Ended September 30,
                                                                            -------------------------------------------
                                                                                   1999                    1998
                                                                            -------------------     -------------------
OPERATIONS DATA:
   Net daily natural gas production (MMcf):
     Domestic..........................................................              405.5                   488.5
     Cote d'Ivoire.....................................................               33.1                    29.1
     Other international...............................................                7.8                     9.9
                                                                            -------------------     -------------------
           Total.......................................................              446.4                   527.5
                                                                            ===================     ===================

   Average natural gas prices ($ per Mcf) (1):
     Domestic..........................................................       $       2.00            $       2.03
     Cote d'Ivoire.....................................................       $       1.71            $       1.64
     Other international...............................................       $       2.29            $       2.23
     Weighted average..................................................       $       1.98            $       2.01

   Net daily oil and NGL production (Bbl):
     Domestic..........................................................             37,477                  42,664
     Egypt.............................................................             10,787                  10,555
     Cote D'ivoire.....................................................              5,164                   3,609
     Russia............................................................              4,277                   4,060
     Equatorial Guinea.................................................             19,902                  16,692
     Other international...............................................                 90                     180
                                                                            -------------------     -------------------
        Total..........................................................             77,697                  77,760
                                                                            ===================     ===================

   Average oil and NGL prices ($ per Bbl) (1):
     Domestic..........................................................       $      15.77            $      12.79
     Egypt.............................................................       $      15.60            $      12.67
     Cote d'Ivoire.....................................................       $      16.18            $      12.65
     Russia............................................................       $       8.60            $       8.57
     Equatorial Guinea.................................................       $      16.10            $      12.38
     Other international...............................................       $      14.76            $      15.84
         Weighted average..............................................       $      15.46            $      12.46

   Net daily production (MBOE):........................................              152.1                   165.7

Average costs ($ per BOE):
   Operating expenses..................................................       $       4.24            $       4.68
   General and administrative..........................................                .54                     .65
   Interest expense....................................................               1.62                     .71
                                                                            -------------------     -------------------
         Cash costs....................................................               6.40                    6.04
   Depletion, depreciation and amortizaton.............................               5.97                    6.43
                                                                            -------------------     -------------------
          All-in costs.................................................       $      12.37            $      12.47
                                                                            ===================     ===================


(1) Prices exclude the effects of hedging activities. Weighted average prices including hedging were $13.90 and $13.08 for oil and $1.99 and $2.01 for gas for 1999 and 1998, respectively.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY - Concurrently with the closing of the Merger on March 30, 1999, the Company entered into an $800 million credit facility (the "Credit Facility") which replaced the existing credit facilities of both Old Ocean and Seagull. At September 30, 1999, the Credit Facility consisted of a $500 million five-year revolving facility and a renewable $300 million 364-day facility with a one-year term loan option. The Credit Facility bears interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. Financing fees of approximately $6 million were incurred related to the Credit Facility. As of September 30, 1999, borrowings outstanding against the Credit Facility totaled $240 million and Letters of Credit totaled $44 million, leaving $516 million of available credit. As of November 10, 1999, the Company had repaid all outstanding balances under the Credit Facility with the proceeds of the asset sales discussed in Note 2, and, under the terms of the agreement, reduced the $300 million 364-day facility to zero. Currently no amounts are outstanding under the $500 million revolving credit facility.

     On November 9, 1999, the Company announced a tender offer to repurchase $150 million of 10 3/8% senior subordinated Notes due 2005 and $160 million of 9 3/4% senior subordinated Notes due 2006. The Company intends to fund the repurchase of these Notes with available cash balances and borrowings under the existing Credit Facility. If all of the outstanding Notes are tendered, the total cost of the repurchase would be approximately $340 million, excluding accrued and unpaid interest, and the Company would record an after-tax extraordinary loss of approximately $24 million during the fourth quarter. The tender offer is subject to certain conditions as described in the Offer to Purchase and will expire on December 8, 1999 unless extended by the Company according to the terms of the Offer. While the Company believes the tender offer wil be completed during the fourth quarter, there can be no assurance that any of the Notes will be tendered.

     In addition, in November the Company entered into a new $200 million 364-day facility with substantially the same terms as the Company's existing Credit Facility. The availability of this facility is contingent on the consummation of the tender offer. Currently no amounts are outstanding under this new 364-day facility.

     The Company's debt to total capitalization ratio has decreased to 62% at September 30, 1999, from 78% at December 31, 1998. During the first nine months of 1999, the Company has used proceeds from asset sales to pay down amounts outstanding under the Credit Facility. Subsequent to September 30, 1999, the Company used the proceeds from the sale of ENSTAR to make additional repayments of existing long-term debt. Assuming the sale of ENSTAR had closed on September 30, 1999 and the proceeds used to repay existing long-term debt, the pro forma debt to total capitalization ratio would have been reduced to 58% at such date.

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

     EFFECTS OF LEVERAGE - The Company has outstanding indebtedness of approximately $1.5 billion as of September 30, 1999. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions that limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital,

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenditures, acquisitions, general corporate or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

     The Company believes it is currently in compliance with all covenants contained in the respective indentures.

                              CAPITAL EXPENDITURES
                             (Amounts in Thousands)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                             ---------------------------------     ----------------------------------
                                                 1999               1998                1999               1998
                                             --------------     --------------     ---------------     --------------
Oil and Gas Operations:
  Leasehold acquisitions..............         $   4,336          $  40,441          $   16,907         $    75,906
  Exploration costs...................            34,375            134,856              84,220             281,950
  Development costs...................            42,913             63,032             119,126             302,461
                                             --------------     --------------     ---------------     --------------
                                                  81,624            238,329             220,253             660,317
Corporate.............................             6,270              3,848              11,723               9,481
                                             --------------     --------------     ---------------     --------------
Total continuing operations...........            87,894            242,177             231,976             669,798
Discontinued operations...............             2,869                  -               5,040                   -
                                             --------------     --------------     ---------------     --------------
                                               $  90,763          $ 242,177          $  237,016         $   669,798
                                             ==============     ==============     ===============     ==============

     The Company's capital expenditure budget for 1999 is expected to be approximately $350 million (excluding proved property acquisitions). Actual capital spending may vary from the capital expenditure budget. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

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

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  ENVIRONMENTAL

     Compliance with applicable environmental and safety regulations by the Company has not required any significant capital expenditures or materially affected its business or earnings. The Company believes it is in substantial compliance with environmental and safety regulations and foresees no material expenditures in the future; however, the Company is unable to predict the impact that compliance with future regulations may have on its capital expenditures, earnings and competitive position.

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

     In planning and developing the project, the Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Non-IT systems include alarm systems, fax machines, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts. In those cases where the Company has identified equipment and software that was not Year 2000 ready, the Company has replaced or upgraded such items so they will calculate dates correctly in the new century. Furthermore, as new equipment and software are purchased in the ordinary course of business, the Company ensures that such purchases are Year 2000 ready.

                               OCEAN ENERGY, INC.
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     During 1997, the Company utilized both internal and external resources to test, reprogram or replace many of its IT systems, primarily financial and operational software, for necessary modifications identified in its assessment of Year 2000 issues. Work on the Company's Year 2000 plan related to these IT is essentially complete. During September 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to Year 2000 issues related to its non-IT systems, primarily field operational systems and equipment. With this evaluation now complete, the Company has found no significant Year 2000 issues related to its non-IT systems.

     The Company has employed outside engineering firms to inventory and evaluate embedded chips in control, metering and monitoring devices on the Company's producing properties. Such devices are extensively used in offshore operations. While some remedial work has been required, it was not extensive and is essentially complete.

     The Company has also initiated formal communications with all of its key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own Year 2000 issues. Key business partners were identified in four categories of companies including:
(a) major vendors and contractors (including banks and other financial service companies); (b) major customers; (c) utility companies; and (d) third party operators of major oil and gas properties. Questionnaires were sent to the Company's key business partners to confirm their Year 2000 activities and follow-up letters, telephone calls, and meetings were used, as appropriate, to obtain additional information.

     During the fourth quarter of 1998, the Company began developing contingency plans for its financial and operational systems. The Company's contingency plans were designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

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

third parties and foreign governments to determine the risks to the Company. This investigation is essentially complete.

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

     The total costs for the Year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1.0 million. Approximately $570,000 of costs had been incurred as of September 30, 1999.

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

                               OCEAN ENERGY, INC.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     The Company has entered into various derivative financial instruments for its oil and gas production for the years 1999-2000. See Note 4 to the Company's financial statements for a discussion of hedging activities during the third quarter of 1999. It is estimated based upon quoted prices at September 30, 1999, the potential effect of the derivative contracts during the fourth quarter of 1999 is an approximate $17 million net decrease in revenues and is an approximate $3 million net decrease in revenues during the year 2000. Assuming a 10% increase in oil and gas prices, the potential loss from the derivatives contracts would be increased $6 million for the fourth quarter of 1999 and $12 million for the year 2000. Assuming a 10% decrease in oil and gas prices, this potential effect of the derivatives contracts would be reduced by $6 million for the fourth quarter of 1999 and would result in an increase in revenues of $3 million for the year 2000.

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

     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the Company's Credit Facility. The Credit Facility represents approximately 15% of the Company's total debt as of September 30, 1999 and is the only floating rate debt. Based upon an analysis, utilizing the actual interest rates in effect and balances outstanding as of September 30, 1999 and assuming a 10% increase or decrease in interest rates, the potential effect on annual interest expense is approximately $2 million. As of November 10, 1999, there were no amounts outstanding under the Credit Facility.

                           PART II. OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

*#10.1 Agreement between Ocean Energy, Inc., (the "Company") a Texas corporation formerly known as Seagull Energy Corporation, and John D. Schiller ("Executive") dated September 27, 1999.

* 27.1            Financial Data Schedule.

*        Filed herewith.

#        Identifies management contracts and compensatory plans or arrangements.

(b) Reports on form 8-K: On November 8, 1999, the Company filed a Current Report on Form 8-K dated September 16, 1999 containing the Press Release of the Company, dated November 2, 1999, in which the Company announced the sale of ENSTAR Natural Gas Company and the Alaska Pipeline Company; the Press Release of the Company dated October 20, 1999, containing the Company's financial results for the quarter ended September 30, 1999; and the Press Release of the Company dated September 16, 1999 in which the Company reported the sale of certain Arkoma Basin assets. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

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

                                         OCEAN ENERGY, INC.

                                         By:   /S/ William L. Transier

                                               William L. Transier
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                         Date:      November 12, 1999

                                         By:   /S/Gordon L. Mcconnell

                                               Gordon L. McConnell
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                                         Date:      November 12, 1999

                               OCEAN ENERGY, INC.
                               INDEX TO EXHIBITS


  EXHIBIT
    NO.            DESCRIPTION

  *#10.1           Schiller Severance Agreement.

   *27.1           Financial Data Schedule.

*  Filed herewith.
#  Identifies management contracts and compensatory plans or arrangements.