Form 10-K
period 1999-12-31
OCEAN ENERGY INC /TX/
filed 2000-03-28
CIK 320321

================================================================================
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          Commission File Number 1-8094
                               Ocean Energy, Inc.
             (Exact name of registrant as specified in its charter)
          Texas                                       74-1764876
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)
    1001 Fannin, Suite 1600
       Houston, Texas                                  77002-6714
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (713) 265-6000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

     As of March 22, 2000, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $1,973,247,000.

     As of March 22, 2000, 166,648,211 shares of Common Stock, par value $0.10 per share, were outstanding.

                       Documents Incorporated by Reference
   Document                                             Part of Form 10-K
(1) Annual Report to Shareholders for                     PARTS I and II
    year ended December 31, 1999
(2) Proxy Statement for Annual meeting                       PART III
    of Shareholders to be held on May 10, 2000
================================================================================

                               Ocean Energy, Inc.


                                      Index

                                                                           Page
                                     Part I
Item 1. Business.......................................................      1
          Oil and Gas Operations.......................................      2
          U.S. Regulation..............................................      9
          Competition..................................................     10
          International Operations.....................................     10
          Environmental Matters........................................     11
          Risk Factors.................................................     12
          Employees....................................................     15
          Executive Officers of the Company............................     16

Item 2.   Properties...................................................     18
Item 3.   Legal Proceedings............................................     22
Item 4.   Submission of Matters to a Vote of Security Holders..........     22

                                     Part II
Item 5.   Market for Registrant's Common Stock and
            Related Shareholder Matters................................     22
Item 6.   Selected Financial Data......................................     23
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................     23
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...     23
Item 8.   Financial Statements and Supplementary Data..................     23
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.......................................     24

                                    Part III
Item 10.  Directors and Executive Officers of the Registrant...........     24
Item 11.  Executive Compensation.......................................     24
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.............................................     24
Item 13.  Certain Relationships and Related Transactions...............     24

                                     Part IV
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K........................................     25
Signatures.............................................................     32

                                      (i)

                               Ocean Energy, Inc.
Part I

Item 1.  Business

     Ocean Energy, Inc. (the "Company" or "Ocean") is an independent energy company engaged in the exploration, development, production, and acquisition of crude oil and natural gas. North American operations are focused primarily in the shelf and deepwater areas of the Gulf of Mexico, the Permian Basin, Midcontinent, Arklatex, South Texas and Rocky Mountain areas. Internationally, the Company explores for and produces oil and gas in West Africa (Angola, Cote d'Ivoire and Equatorial Guinea), Egypt, Pakistan and Yemen. Ocean also has exploration and exploitation programs underway in Russia and Indonesia.

     On March 30, 1999, the Company merged with and into Seagull Energy Corporation (the "Seagull Merger"). The resulting company was renamed Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial and operating results and property descriptions presented here, unless expressly noted otherwise, are those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 and of the combined company for the remainder of 1999, compared to Ocean's results for 1998 and 1997 on a stand-alone basis ("Old Ocean").

     The Seagull Merger united the best of the two companies' technical, commercial and financial staffs. The new Ocean emerged with a commitment to produce low-cost energy, thereby enhancing shareholder success and value. At the time of the Seagull Merger, management pledged to reduce the Company's high debt levels, reduce general and administrative expenses by $45 million per year, achieve a minimum 100% replacement of production and significantly improve finding and development costs. By the end of the year, Ocean had surpassed those targets by:

- selling more than $700 million of assets, thereby decreasing the Company's debt to total capital ratio from 78% at the end of 1998 to 58% at the end of 1999;
- achieving 504% reserve replacement from all sources and 130% reserve replacement, excluding acquisitions;
- improving finding and development costs to $5.13 per BOE from all sources and $4.98 per BOE excluding acquisitions;
- eliminating over $50 million in general and administrative expenses; and
- reducing 1999 all-in costs to $12.57 per BOE from $13.27 per BOE for 1998.

     As Ocean moves forward, the Company is committed to maintaining its focus on efficiency in its operations and strengthening its capital structure. Progress in this area will be achieved by maintaining low finding and development costs, and holding down lease operating and general and administrative expenses.

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

     Although the Company believes that such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include information concerning general economic conditions and possible or assumed future results of operations of the Company, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs, and management's strategies, plans and objectives as set forth herein.

                             Oil and Gas Operations

     The Company's operating activities are focused primarily in three operating areas: (i) certain onshore areas of North America, (ii) the continental shelf and deepwater areas (water depth of over 1,500 feet) of the Gulf of Mexico, and
(iii) the international area comprising the West African countries of Angola, Cote d'Ivoire and Equatorial Guinea, the Asian Basin countries of Pakistan and Indonesia, the Middle East country of Republic of Yemen, the Northern African country of Egypt, and Russia.

     The Company's capital investment program during 2000 is expected to total approximately $500 million. The spending is expected to be funded from the Company's cash flow from operations based on anticipated commodity prices, and is subject to change if market conditions shift or new opportunities are identified. Of the budget, approximately 31 percent will be spent on exploratory drilling, 25 percent on development drilling, 20 percent on construction to bring on production, 4 percent for leasehold and geological and geophysical costs and 2 percent on corporate costs. In addition, capitalized interest and general and administrative expenses are expected to be approximately $80 million.

                               Ocean Energy, Inc.

     Ocean's principal oil and gas producing areas include the following:

                                                            Proved Reserves at December 31, 1999
                                             --------------------------------------------------------------------
                                                 Gas (Bcf)               Oil (MMBbl)                MMBOE
                                             -------------------     --------------------      ------------------
  Domestic:
     North America Onshore........                      833.2                   28.6                   167.5
     Gulf of Mexico...............                      322.8                   61.2                   115.0
  International:
     Equatorial Guinea............                        -                     48.2                    48.2
     Cote d'Ivoire................                      177.0                    7.1                    36.6
     Egypt........................                        1.4                   20.5                    20.7
     Other International..........                       52.8                   18.2                    27.0
                                             -------------------      ------------------     --------------------
  Total...........................                    1,387.2                  183.8                   415.0
                                             ===================      ==================     ====================

     For additional information relating to the Company's oil and gas reserves, see Note 15 to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and as Exhibit 13 attached hereto. As required, Ocean also files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. These estimates were not materially different from the reserve estimates reported in the Consolidated Financial Statements.

Domestic

     The Company's domestic activities reside in two main areas: the Gulf of Mexico and certain onshore areas of North America. The domestic area accounts for 68% of the Company's reserves and 69% of total production for the year ended December 31, 1999.

     Gulf of Mexico - The Company's Gulf of Mexico properties are located in offshore waters along the coasts of Texas and Louisiana. For 1999, the Gulf of Mexico area had average daily production of approximately 52 MBOE per day. This area currently accounts for 31% of company-wide production and will be the focus of nearly half of the Company's planned capital expenditures in 2000.

     The major growth area in this area is within Ocean's deepwater prospects (in water depth of over 1,500 feet). The Company had four deepwater discoveries in 1999, one each at Nansen, Boomvang, Magnolia and Orion II. Development scenarios are being evaluated for these areas and Ocean expects to spend $90 million to $100 million of its planned 2000 capital expenditures on deepwater projects.

     North America Onshore - Ocean's portfolio of onshore properties in North America is focused primarily in the Anadarko Basin of the Texas Panhandle and western Oklahoma, the Arklatex area of east Texas and northwest Louisiana, the Permian Basin, South Texas, and the Bear Paw Field in north central Montana. These properties are located mostly in mature fields where the Company can take advantage of low-cost exploitation to maintain and replace reserves without utilizing significant amounts of capital resources that can propel other growth platforms.

                               Ocean Energy, Inc.

For 1999, the North America Onshore area had average daily production of approximately 48 MBOE per day.

International

     Internationally, the Company produces in five countries - Equatorial Guinea, Cote d'Ivoire, Egypt, Russia and Indonesia. In addition, the Company has interests in various other countries around the world, including Angola, Pakistan and Yemen. The following is a description of each of the Company's major international operating areas.

     Equatorial Guinea - In Equatorial Guinea, the Company has four PSCs through which the Company holds contract interests ranging from 24% to 94%. For 1999, the Company had production of over 20,000 Mbbl per day from the Zafiro Field in Block B. Additional development activity is underway in 2000 with the installation of a new platform and additional drilling that should further increase production capabilities from the field. Exploratory efforts in 2000 are concentrated upon both Block B and Block C. Ocean plans to participate in the Oreja Marina well on Block C that will test the Isongo formation which the Company believes has significant reserve potential. Other potential exploratory activities include the drilling of the Calcedonia prospect on Block B that will test one of the sands from which the Zafiro Field produces.

     Cote d'Ivoire - In Cote d'Ivoire, the Company operates five PSCs and a liquified petroleum gas extraction plant. During 1999, the Company produced approximately 10,000 BOE per day in Cote d'Ivoire.

     Egypt - The Company's Egyptian operations consist of working interests in six concessions that were acquired in the Seagull Merger. Four of these concessions are producing concessions - Qarun, East Zeit, East Beni Suef and West Abu Gharadig. For 1999, Ocean had production in Egypt of over 8,000 BOE per day. Ocean also holds interests in two exploratory blocks in the Gulf of Suez and plans to test one of these prospects, in the Southeast Gulf of Suez, in 2000.

     Other International - The Company's other international operations include additional exploratory opportunities and producing properties.

     In the Republic of Angola, Ocean holds interests in approximately 1.2 million gross acres in Block 19, in the Lower Congo Basin where several large fields have been discovered, and another approximately 1.2 million gross acres in Block 24 in the neighboring Kwanza Basin - a new deepwater play. In 2000, the Company expects to drill an exploratory well on Block 24 and continue seismic evaluation of Block 19 with drilling scheduled for late 2000 or early 2001.

     The Company drilled its first exploratory well offshore Pakistan during 1999 to gain further information about the 6.2 million offshore acres in which it holds interests. As evaluations continue on the information gained from this well, the Company is drilling another exploratory well on a nearby offshore concession.

                               Ocean Energy, Inc.

     During 2000, the Company expects to drill two onshore wells in Yemen's Block 43 in which the Company has a 59.5% working interest.

     In the Seagull Merger, the Company acquired a net 45% interest in a joint venture in Tatarstan, a republic in the Russian Federation located west of the Ural Mountains and east of the Volga River. During 1999, the joint venture's activities included vapor recovery projects and the development and operation of the Onbysk and Demkino fields. During 1999, the Company produced over 3,000 BOE per day in Russia.

     Also in the Seagull Merger, Ocean acquired a 1.7% interest in a joint venture for the exploration, development and production of oil and gas in approximately 1.1 million acres in East Kalimantan, Indonesia. The majority of the joint venture's revenue results from the sale of liquified natural gas.

     In January 2000, the Company announced a decision to discontinue any further operations in Bangladesh.

     The Company's acreage in the international area is generally held pursuant to Production Sharing Contracts ("PSCs") with host governments. Generally, under a PSC, the working interest partners pay all of the capital and operating costs and production is split between the government and the working interest partners. Working interest partners recover costs from a percentage of produced and sold petroleum. The remaining oil and gas produced and sold, and any portion of cost recovery not used to recover costs, is divided between the government and the working interest partners. Included in the government's share of remaining petroleum are all government royalties and, in certain situations, the applicable income taxes for the working interest partners.

Production

     The following table summarizes the Company's production, average sales prices and operating costs for the periods indicated:

                                                                           Year Ended December 31,
                                                         ------------------------------------------------------------
                                                               1999                  1998                 1997
                                                         -----------------      ---------------      ----------------
Domestic (1) :
   Net production:
     Gas (MMcf)......................................          137,195                 99,346               81,154
     Oil and NGL (Mbbl)..............................           13,532                 14,660               12,159
   Average sales price: (2)
     Gas (per Mcf)...................................       $     2.11            $      1.96           $     2.41
     Oil and NGL (per Bbl)...........................       $    16.94            $     12.46           $    18.88
   Average operating costs (per BOE) (3).............       $     4.43            $      5.03           $     4.72
Equatorial Guinea:
   Oil production (Mbbl).............................            7,323                  6,537                4,453
   Average oil sales price (per Bbl) (2).............       $    17.91            $     11.35           $    17.71
   Average operating costs (per BOE) (3).............       $     3.02            $      1.99           $     1.24

                               Ocean Energy, Inc.

Cote d'Ivoire (1):
   Net production:
     Gas (MMcf)......................................           11,050                  7,824                4,939
     Oil and NGL (Mbbl)..............................            1,765                  1,081                1,027
   Average sales price: (2)
     Gas (per Mcf)...................................       $     1.68            $      1.64           $     1.81
     Oil and NGL (per Bbl)...........................       $    18.24            $     12.56           $    18.35
   Average operating costs (per BOE) (3).............       $     3.16            $      3.29           $     3.03

Egypt (1):
   Net production:
     Gas (MMcf)......................................              264                      -                    -
     Oil and NGL (Mbbl)..............................            2,999                      -                    -
   Average sales price: (2)
     Gas (per Mcf)...................................       $     3.66            $         -           $        -
     Oil and NGL (per Bbl) (2).......................       $    19.32            $         -           $        -
   Average operating costs (per BOE) (3).............       $     3.51            $         -           $        -
Other International (1):
   Net production:
     Gas (MMcf)......................................            5,666                 10,135                7,630
     Oil and NGL  (Mbbl).............................            1,366                    450                  439
   Average sales price: (2)
     Gas (per Mcf)...................................       $     1.81            $      1.37           $     1.40
     Oil and NGL (per Bbl)...........................       $    12.31            $     11.78           $    17.97
   Average operating costs (per BOE ) (3)............       $     3.30            $      3.30           $     4.03
Total (1):
   Net production:
     Gas (MMcf)......................................          154,175                117,305               93,723
     Oil and NGL  (Mbbl).............................           26,985                 22,728               18,078
   Average sales price: (2)
     Gas (per Mcf)...................................       $     2.08            $      1.89           $     2.30
     Oil and NGL (per Bbl)...........................       $    17.32            $     12.13           $    18.54
   Average sales price including hedging: (2)
     Gas (per Mcf)...................................       $     2.10            $      1.89           $     2.28
     Oil and NGL (per Bbl)...........................       $    15.27            $     13.21           $    18.54
   Average operating costs (per BOE) (3) ............       $     4.12            $      4.38           $     4.14

(1) The Company's Egyptian operations and a portion of its domestic, Cote d'Ivorian and other international operations were acquired as a result of the Seagull Merger on March 30, 1999. In addition, Other International for 1998 and 1997 consists solely of the Company's Canadian operations which were sold in April 1999.

(2) Average sales prices are before deduction of production, severance, and other taxes and after deduction of certain transportation costs.

(3) Operating costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes, and general operating expenses.

Oil and Gas Drilling Activities

     Ocean's oil and gas exploratory and developmental drilling activities are as follows for the periods indicated. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The term "gross wells" means the total number of wells in which Ocean owns an interest, while the term "net wells" means the sum of the fractional working interests Ocean owns in gross
wells.   The  information   should  not  be  considered   indicative  of  future
performance,  nor should it be assumed

                               Ocean Energy, Inc.

that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

                                                                 Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                              1999                         1998                       1997
                                      ----------------------     -------------------------    ----------------------
                                       Gross         Net          Gross           Net          Gross         Net
                                      ---------    ---------     ---------     -----------    ---------    ---------
Domestic (1):
 Exploratory Drilling:
   Productive Wells.................        21          9.7            41            24.6           31         20.9
   Dry Holes........................        12          5.6            19            10.4           22         11.8
 Development Drilling:
   Productive Wells.................       151         93.6           207            98.3          221         89.9
   Dry Holes........................        38         31.4            17            13.6           19         11.0
Equatorial Guinea:
 Exploratory Drilling:
   Productive Wells.................         -            -             3             2.3            3          1.3
   Dry Holes........................         3          0.7             5             3.5            4          1.5
 Development Drilling:
   Productive Wells.................         3          0.7             5             1.2            9          2.3
   Dry Holes........................         -            -             -               -            -            -
Cote d'Ivoire (1):
 Exploratory Drilling:
   Productive Wells.................         -            -             2             1.6            2          0.7
   Dry Holes........................         1          0.4             3             2.3            4          1.5
 Development Drilling:
   Productive Wells.................         -            -             -               -            4          1.4
   Dry Holes........................         -            -             -               -            1          0.5
Egypt (1):
 Exploratory Drilling:
   Productive Wells.................         -            -             -               -            -            -
   Dry Holes........................         1          0.3             -               -            -            -
 Development Drilling:
   Productive Wells.................         5          1.5             -               -            -            -
   Dry Holes........................         -            -             -               -            -            -
Other International (1):
 Exploratory Drilling:
    Productive Wells................         1          0.5            12             8.2           11          5.8
    Dry Holes.......................         1          1.0            10             6.8            9          5.5
Development Drilling:
    Productive Wells................        16          7.6            52            12.9           55          8.7
    Dry Holes.......................         -            -             2             0.2            3          1.4
Total:
 Exploratory Drilling:
   Productive Wells.................        22         10.2            58            36.7           47         28.7
   Dry Holes........................        18          8.0            37            23.0           39         20.3
 Development Drilling:
   Productive Wells.................       175        103.4           264           112.4          289        102.3
   Dry Holes........................        38         31.4            19            13.8           23         12.9

(1) The Company's Egyptian operations and a portion of its domestic, Cote d'Ivorian and other international operations were acquired as a result of the Seagull Merger on March 30, 1999. In addition, Other International for 1998 and 1997 consists solely of the Company's Canadian operations which were sold in April 1999.

                               Ocean Energy, Inc.

     The Company had 31 gross (13.5 net) exploratory wells and 46 gross (24.4 net) development wells in progress at December 31, 1999. Wells classified as "in progress" at year-end represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

     The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 1999. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same borehole are counted as one well.

                                      Gross Wells                                       Net Wells
                     ----------------------------------------------   ----------------------------------------------
                                                        Multiple                                        Multiple
                        Gas        Oil       Total     Completions      Gas       Oil        Total     Completions
                     ----------  ---------  ---------  ------------   --------  ---------  ----------  ------------
Domestic:
   North America
     Onshore.....     2,801       2,115      4,916           95       1,477.6     298.8     1,776.4         43.6
   Gulf of Mexico       154         583        737           74          79.5     502.6       582.1         60.1
Equatorial Guinea         -          22         22            -           -         5.5         5.5          -
Cote d'Ivoire....         4          14         18            2           1.9       6.7         8.6          1.0
Egypt............         -          68         68           10           -        27.2        27.2          2.8
Other International       -         210        210            -           -       105.0       105.0          -
                     ----------  ---------  ---------  ------------   --------  ---------  ----------  ------------
                      2,959       3,012      5,971          181       1,559.0     945.8     2,504.8        107.5
                     ==========  =========  =========  ============   ========  =========  ==========  ============

Developed and Undeveloped Oil and Gas Acreage

     As of December 31, 1999, the Company owned working interests in the following developed and undeveloped oil and gas acreage (amounts in thousands):

                                                   Developed                                Undeveloped
                                        ---------------------------------        ----------------------------------
                                           Gross                Net                  Gross                Net
                                        -------------       -------------        --------------      --------------
Domestic:
   North America Onshore.........            1,000                576                 1,813                597
   Gulf of Mexico................              542                260                 1,141                632
International:
   Equatorial Guinea.............               36                  9                 1,619                797
   Cote d'Ivoire.................               13                  7                 1,727              1,010
   Egypt.........................              438                117                 8,359              3,443
   Other International...........               39                 19                12,888              9,158
                                        -------------       -------------        --------------      --------------
Total                                        2,068                988                27,547             15,637
                                        =============       =============        ==============      ==============

     Additionally, as of December 31, 1999, the Company owned mineral and/or royalty interests in 185,000 gross (2,000 net) developed acres located primarily in Australia and Indonesia and 9,786,000 gross (3,252,000 net) undeveloped acres, located primarily in Equatorial Guinea.

     For additional information relating to oil and gas producing activities, see Note 15 of Notes to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

                               Ocean Energy, Inc.

                                 U.S. Regulation

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

     Federal Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale for resale of natural gas in U.S. interstate commerce has been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission ("FERC"). In the past, the U.S. government has regulated the prices at which gas could be sold. Congress removed all price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993. Congress could, however, reenact price controls in the future. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive federal and state regulation. From 1985 to the present, several major regulatory changes have been implemented by Congress and the FERC that affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas industry, most notably interstate natural gas transmission companies, that remain subject to the FERC's jurisdiction. These initiatives may also affect the intrastate transportation of gas under certain circumstances. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry and these initiatives generally reflect more light-handed regulation. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, many aspects of these regulatory developments are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. Some of the FERC's more

                               Ocean Energy, Inc.

recent proposals may, however, adversely affect the availability and reliability of interruptible transportation service on interstate pipelines. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

     Offshore Leasing. U.S. offshore operations the Company conducts are on federal oil and gas leases. Ocean must comply with regulatory restrictions from numerous agencies, including the U.S. Minerals Management Service ("MMS"), U.S. Bureau of Land Management, U.S. Coast Guard and U.S. Environmental Protection Agency. For offshore operations, the Company must obtain regulatory approval for exploration, development and production plans prior to the commencement of such operations. These agencies have stringent engineering and construction specifications, safety-related regulations concerning the design and operating procedures for offshore production platforms and pipelines, regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization, regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities and other rules and regulations governing many phases of offshore operations. To cover the various obligations of lessees, governmental agencies generally require substantial bonds or other acceptable assurances that such obligations will be met.

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

                                   Competition

     The Company's competitors in oil and gas exploration, development and production include major oil companies, as well as numerous independent oil and gas companies, individuals and drilling partnerships. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. The Company's success in discovering reserves will depend on its ability to select suitable prospects for future exploration in today's competitive environment. For further discussion of the Company's customers and markets see Note 2 of Notes to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

                            International Operations

     The Company's interests in countries outside the United States are subject to the various risks inherent in foreign operations. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including: the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts,

                               Ocean Energy, Inc.

import, export and transportation regulations and tariffs; taxation policies, including royalty and tax increases and retroactive tax claims; and exchange controls and currency fluctuations. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. The Company seeks to manage these risks by, among other things, concentrating its international exploration efforts in areas where the Company believes that the existing government is favorably disposed towards United States exploration and production companies.

     If a country claims superior rights to oil and gas leases or concessions granted to the Company by another country, the Company's interests could be lost or decreased in value. Certain areas of Africa and other areas of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect the Company's interests.

                              Environmental Matters

     Ocean's operations are subject to federal, foreign, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, restrict the rate of oil and gas production and impose substantial liabilities for pollution resulting from the Company's operations. State laws often require some form of remedial action to prevent pollution from former operations, such as pit closure and plugging abandoned wells. In addition, these laws and regulations may impose substantial liabilities and penalties for the Company's failure to comply with them or for any contamination resulting from the Company's operations.

     The Company has established policies and procedures for continuing compliance with environmental laws and regulations; however the Company does not believe costs relating to these laws and regulations have had a material adverse effect on the Company's operations or financial condition in the past. As these laws and regulations are becoming more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance with environmental laws and regulations could increase

                               Ocean Energy, Inc.

the cost of operating drilling equipment or significantly limit drilling and operation or production activities.

                                  Risk Factors

     In addition to the other information in this document, investors in our common stock should consider carefully the following risks.

     Dependence On Oil and Gas Prices. Ocean's success will depend on the market prices of oil and gas. These market prices tend to fluctuate significantly in response to market factors beyond our control. Oil prices in particular have reached multi-year highs in some markets in recent months, but we cannot assure you that these price levels will continue. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and could result in charges to earnings for impairment of the value of these assets.

     Significant Capital Requirements. Ocean must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, we have paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. Ocean's revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If Ocean's revenues or cash flows decrease, we may not have the funds available to replace our reserves or to maintain production at current levels. If this occurs, it would reduce production over time. Other sources of financing may not be available if Ocean's cash flows from operations are not sufficient to fund its capital expenditure requirements. Where Ocean is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If Ocean cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

     Our Oil and Gas Reserve Information Is Estimated. The proved oil and gas reserve information included in this document represents only estimates. These estimates are based primarily on reports prepared by internal reserve engineers. The estimates were calculated using oil and gas prices as of December 31, 1999, which could change. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including the following:

- historical production from the area compared with production from other producing areas;

-    the assumed effects of regulations by governmental agencies;

-    assumptions concerning future oil and gas prices; and

- assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

                               Ocean Energy, Inc.

     Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

-    the quantities of oil and gas that are ultimately recovered;

-    the production and operating costs incurred;

-    the amount and timing of future development expenditures; and

-    future oil and gas sales prices.

     Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Ocean's actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material. The discounted future net cash flows included in this document should not be considered as the current market value of the estimated oil and gas reserves attributable to Ocean's properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

-    the amount and timing of actual production;

-    supply and demand for oil and gas;

-    increases or decreases in consumption; and

-    changes in governmental regulations or taxation.

     In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

     Ocean Operates in Foreign Countries and Will Be Subject to Political, Economic and Other Uncertainties. Ocean conducts significant operations in foreign countries, including Angola, Equatorial Guinea and Cote d'Ivoire in Western Africa and in Yemen, Egypt, Pakistan, Indonesia and the Russian Republic of Tatarstan. Ocean may also operate in other countries in the future. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including:

- the risk of war, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;

- taxation policies, including royalty and tax increases and retroactive tax claims;

-    exchange controls,  currency  fluctuations and other uncertainties  arising
     out  of  foreign   government   sovereignty   over  Ocean's   international
     operations;

                               Ocean Energy, Inc.

- laws and policies of the United States affecting foreign trade, taxation and investment; and

- the possibility of having to be subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

     Nigeria and other African countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to Ocean by another country, Ocean's interests could be lost or decreased in value. Regions of Africa and other regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect Ocean's interests.

     Oil and Gas Operations Involve Substantial Costs and Are Subject to Various Economic Risks. The oil and gas operations of Ocean are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Ocean's exploration, development and production activities to be unsuccessful. This could result in a total loss of Ocean's investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

     Drilling Oil and Gas Wells Could Involve Blowouts, Hurricanes, Environmental Hazards and Other Operating Risks. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to Ocean. In addition, Ocean may be liable for environmental damages caused by previous owners of property purchased by Ocean or its predecessors. As a result, substantial liabilities to third parties or governmental entities may be incurred. The payment of these amounts could reduce or eliminate the funds available for exploration, development or acquisitions. These reductions in funds could result in a loss of Ocean's properties. Additionally, some of Ocean's oil and gas operations are located in areas that are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with customary industry practices, Ocean maintains insurance against some, but not all, of such risks and losses. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the financial position and results of operations of Ocean.

     Competition Within the Oil and Gas Industry is Intense. The exploration and production business is highly competitive. Many of Ocean's competitors have substantially larger financial

                               Ocean Energy, Inc.

resources, staffs and facilities than Ocean. These competitors include other independent oil and gas producers such as Anadarko Petroleum Corporation, Apache Corporation, Burlington Resources Inc., EEX Corporation, EOG Resources, Inc., Equitable Resources, Inc., Noble Affiliates, Inc., Nuevo Energy Company, Oryx Energy Company, Pioneer Natural Resources Company, Pogo Producing Company, Santa Fe Snyder Corporation, Union Pacific Resources Group Inc. and Vastar Resources, Inc. as well as major oil and gas companies such as Exxon Mobil Corporation, Shell Oil Company and BP Amoco Corporation.

     Government Agencies Can Increase Costs and Can Terminate or Suspend Operations. Ocean's business is subject to foreign, federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and gas, as well as environmental and safety matters. Many of these laws and regulations have become stricter in recent years. These laws and regulations often impose greater liability on a larger number of potentially responsible parties. Under some circumstances, the U.S. Minerals Management Service may require the operations of Ocean on federal leases to be suspended or terminated. These circumstances include Ocean's failure to pay royalties, Ocean's failure to comply with safety and environmental regulations and the MMS' reaction to political pressure to limit offshore drilling in environmentally sensitive areas. This could have a material adverse effect on Ocean's financial condition and operations. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance could increase the cost of operating offshore drilling equipment or significantly limit drilling activity.


                                    Employees

     As of February 29, 2000, the Company had 1,150 employees. In addition to the services of its full time employees, the Company employs, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees. Except for local national employees in Cote d'Ivoire, none of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

                              Ocean Energy, Inc.

                        Executive Officers of the Company

     The executive officers of the Company, each of whom has been elected to serve until his successor is elected and qualified, are as follows:


Name                                Age    Present Position and Prior Business Experience

James T. Hackett..............      46     President  and Chief  Executive  Officer since March 1999 and Chairman of the Board since January 2000;  President and Chief  Executive  Officer of
                                           Seagull  from  September  1998 and  Chairman of the Board of Seagull from
                                           January 1999 to March 1999; Group President of Duke Energy's  unregulated operations  and Executive  Vice  President of Panenergy from January 1996 to  September  1998.  Prior to joining  Duke  Energy,  he was Senior Vice
                                           President of NGC Corporation  (formerly  Natural Gas  Clearinghouse)  and
                                           President of NGC's gathering,  processing and liquids marketing division.
                                           He  became  Executive  Vice  President,  partner  and  a  member  of  the management committee of Natural Gas Clearinghouse in 1993.

James C. Flores...............      40     Vice Chairman  since January 2000;  Chairman of the Board from March 1999 to January 2000;  President and Chief Executive Officer of Old Ocean from
                                           July  1995 to  March  1999;  Chairman  of the  Board  of Old  Ocean  from inception in 1992 to March 1998.

William L. Transier...........      45     Executive  Vice President and Chief  Financial  Officer since March 1999;
                                           Executive  Vice  President  and Chief  Financial  Officer of Seagull from
                                           September 1998 to March 1999;  Senior Vice President and Chief  Financial
                                           Officer of Seagull from May 1996 to September  1998;  For the previous 20 years, he held a variety of positions at KPMG LLP including  partner from
                                           July 1986 until April 1996.

Robert K . Reeves.............      42     Executive  Vice  President,  General  Counsel and  Secretary  since March
                                           1999;  Executive  Vice  President,  General  Counsel and Secretary of Old
                                           Ocean  from June  1997 to March  1999;  Senior  Vice  President,  General
                                           Counsel and Secretary of Old Ocean from May 1994 to June 1997.


John D. Schiller, Jr..........      40     Executive  Vice  President,  Operations  since  March  2000;  Senior Vice
                                           President,  North America Onshore and International Operations from March
                                           1999 to March 2000;  Senior Vice  President,  Operations  of Seagull from
                                           September  1998 to March 1999;  Production  Manager - Gulf Coast Division
                                           of  Burlington  Resources  from October 1997 to August 1998;  Engineering
                                           Manager - Offshore  Division of Burlington  Resources  from April 1994 to
                                           September 1997.

William S. Flores, Jr.........      43     Senior Vice President, Drilling since March 1999; Vice President, Drilling of Old Ocean from March 1998 to March 1999; Vice President, Operations of
                                           Old Ocean from August 1993 to March 1998.

                               Ocean Energy, Inc.

Scott A. Griffiths............      46     Senior Vice  President  of  International  Exploration  since March 1999;
                                           Senior Vice  President  Domestic  Exploration  of Seagull from  September
                                           1998 to March 1999; Vice President  Domestic  Exploration of Seagull from
                                           May 1997 to September  1998;  Vice  President of Domestic  Exploration of
                                           Seagull from October 1996 to May 1997;  Vice  President of Exploration of
                                           Global Natural Resources from 1992 to October 1996.

Stephen A. Thorington.........      44     Senior Vice President,  Finance, Treasury and Corporate Development since
                                           March 1999;  Vice  President,  Finance and  Treasurer of Seagull from May
                                           1996 to March 1999;  Managing  Director  of Chase  Securities  Inc.  from
                                           April 1994 to May 1996.


Bruce Busmire ................      42     Vice President,  Investor  Relations  since February 2000;  Controller of
                                           Altura Energy Ltd. From March 1997 to January  2000; For the  previous 16 years,  Mr.  Busmire held a variety of  positions in finance,  accounting and investor relations at Amoco Corporation.

Mario M. Coll, III............      38     Vice President, Operational Planning and  Chief Information Officer since
                                           October 1999;  Vice President,  Operational  Planning  from March 1999 to
                                           October 1999;  Vice President, Planning - Corporate  and International of
                                           Old Ocean  from April  1998 to March 1999;  Business Planning Coordinator
                                           of Old Ocean from  September  1996  to  April 1998;  From  March  1987 to
                                           September 1996,  Mr. Coll  held a variety of positions in engineering and business development at  Mobil  Exploration  and  Producing U.S., Inc and
                                           Mobil New Business Development.


Peggy T. d'Hemecourt..........      48     Vice  President,  Human  Resources  since  March  1999;  Director,  Human
                                           Resources of Old Ocean from March 1998 to February 1999;  Vice President,
                                           Human Resources of UMC Petroleum  Corporation from April 1997 to February
                                           1998;  Director,  Human Resources of United Meridian  Corporation ("UMC")
                                           from January 1996 to March 1997; From 1974 to 1994, Ms.  d'Hemecourt held a variety of positions in Human Resources at Baroid Corporation.

Gordon L. McConnell...........      53     Vice  President  and  Controller  of the Company  since March 1999;  Vice
                                           President  and  Controller  of Seagull from  November 1996 to March 1999;
                                           Vice  President - Accounting  of Global  Natural  Resources  from January
                                           1996 to November 1996;  Controller of Global Natural  Resources from July
                                           1993 to January 1996.

John J. Patton................      59     Vice President and Associate  General Counsel, since September 1999;  Vice
                                           President and Assistant General Counsel - International of Old  Ocean from
                                           March 1998 to March 1999; Senior Vice President and General  Counsel of UMC
                                           from April 1995 to March 1998.


Andrew J. Sheu................      37     Vice President,  Tax since March 1999;  Assistant Vice President,  Tax of
                                           Seagull from January  1998 to March 1999;  Director,  Tax of Torch Energy
                                           Advisors,  Inc. from December 1995 to January 1998. Tax Senior Manager at
                                           KPMG LLP from July 1991 to November 1995.

                               Ocean Energy, Inc.

Winston M. Talbert............      37     Assistant  Treasurer,  Corporate  Finance since  October 1999;  Assistant
                                           Treasurer of  PennzEnergy  Company from  November  1998 to October  1999;
                                           Manager,  International Finance of Pennzoil Company from December 1996 to
                                           November 1998; Manager,  Corporate  Development & Finance of Brown & Root
                                           from  February 1996 to December  1996;  Business  Development  Manager of
                                           Destec Europe March 1994 to February 1996.

Frank D. Willoughby...........      34     Vice  President,  Financial  Planning  since  March  1999;  Prior  to the
                                           Seagull Merger, Mr. Willoughby held various financial  positions with Old
                                           Ocean, including Treasurer and Controller.

Carl E. Volke.................      56     Vice  President,   Administration   since  March  1999;  Vice  President,
                                           Administration  of Seagull from  November  1996 to March 1999;  Director,
                                           Administration of Seagull from November 1986 to November 1996.

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

Item 2.    Properties

     The following information presents production and wells drilled information for the registrant - formerly Seagull Energy Corporation - in compliance with the requirements of Item 2. As such this information represents historical Seagull on a stand-alone basis for the first quarter of 1999 and of the combined company for the remainder of 1999, compared to Seagull's results for 1998 and 1997 on a stand-alone basis. The remainder of the information required by Item 2 is incorporated herein by reference to Item 1 of this Annual Report on Form 10-K.

                               Ocean Energy, Inc.

Production - Historical Information for Seagull Energy Corporation for 1998 and 1997

     The following table summarizes the registrant's production, average sales prices and operating costs for the periods indicated:

                                                                          Year Ended December 31,
                                                         -----------------------------------------------------------
                                                              1999                  1998                 1997
                                                         ----------------      ---------------     -----------------
Domestic:(1)
   Net production:
     Gas (MMcf).....................................           137,896               104,023             110,595
     Oil and NGL (Mbbl).............................            10,318                 1,834               1,763
   Average sales price: (2)
     Gas (per Mcf)..................................        $     2.12           $      1.94          $     2.30
     Oil and NGL (per Bbl)..........................        $    19.29           $     11.41          $    17.60
   Average operating costs (per BOE) (3)............        $     4.32           $      3.04          $     2.79
Equatorial Guinea:(1)
   Oil production (Mbbl)............................             5,577                     -                  -
   Average oil sales price (per Bbl) (2)............        $    19.99           $         -          $        -
   Average operating costs (per BOE) (3)............        $     2.79           $         -          $        -
Cote d'Ivoire:(1)
   Net production:
     Gas (MMcf).....................................             9,814                 3,106               2,245
     Oil and NGL (Mbbl).............................             1,449                   360                 603
   Average sales price: (2)
     Gas (per Mcf)..................................        $     1.64           $      1.59          $     1.93
     Oil and NGL (per Bbl)..........................        $    20.10           $     10.51          $    19.34
   Average operating costs (per BOE) (3)............        $     3.39           $      3.11          $     3.95
Egypt:
   Net production:
     Gas (MMcf).....................................               300                   301                   -
     Oil and NGL (Mbbl).............................             3,911                 4,002               3,383
   Average sales price: (2)
     Gas (per Mcf)..................................        $     3.63           $      1.42                   -
     Oil and NGL (per Bbl) .........................        $    17.36           $     11.79          $    18.26
   Average operating costs (per BOE) (3)............        $     3.70           $      4.18          $     3.46
Other International:(1)
   Net production:
     Gas (MMcf).....................................             3,143                 2,867              17,475
     Oil and NGL  (Mbbl)............................             1,637                 1,568               1,811
   Average sales price: (2)
     Gas (per Mcf)..................................        $     2.18           $      2.31          $     1.90
     Oil and NGL (per Bbl)..........................        $    11.10           $      7.93          $    14.71
   Average operating costs (per BOE ) (3)...........        $     5.02           $      6.76          $     4.90

                               Ocean Energy, Inc.

                                                                          Year Ended December 31,
                                                         -----------------------------------------------------------
                                                              1999                  1998                 1997
                                                         ----------------      ---------------     -----------------
Total:
   Net production:
     Gas (MMcf).....................................           151,153               110,297             130,315
     Oil and NGL  (Mbbl)............................            22,892                 7,764               7,560
   Average sales price: (2)
     Gas (per Mcf)..................................        $     2.09           $      1.94          $     2.24
     Oil and NGL (per Bbl)..........................        $    18.60           $     10.86          $    17.34
   Average sales price including hedging: (2)
     Gas (per Mcf)..................................        $     2.11           $      1.93          $     2.17
     Oil and NGL (per Bbl)..........................        $    16.19           $     10.86          $    17.34
Average operating costs (per BOE ) (3)                      $     4.07           $      3.51          $     3.25

(1) The Company's Equatorial Guinea operations and a portion of its domestic, Cote d'Ivorian and other international operations were acquired as a result of the Seagull Merger on March 30, 1999.

(2) Average sales prices are before deduction of production, severance, and other taxes and after deduction of certain transportation costs.

(3) Operating costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes, and general operating expenses.

                              Ocean Energy, Inc.

Oil and Gas Drilling Activities - Historical Information for Seagull Energy Corporation for 1998 and 1997

     The registrant's oil and gas exploratory and developmental drilling activities are as follows for the periods indicated.

                                                                 Year Ended December 31,
                                      ------------------------------------------------------------------------------
                                              1999                         1998                       1997
                                      ----------------------     -------------------------    ----------------------
                                       Gross         Net          Gross           Net          Gross         Net
                                      ---------    ---------     ---------     -----------    ---------    ---------
Domestic (1):
 Exploratory Drilling:
   Productive Wells.................        10          5.6             7             1.5           18          9.5
   Dry Holes........................         8          3.6            12             5.0           12          4.2
 Development Drilling:
   Productive Wells.................       137         88.5           138            60.9          142         73.9
   Dry Holes........................        38         31.4            11             7.0           12          6.3
Equatorial Guinea:(1)
 Exploratory Drilling:
   Productive Wells.................         -            -             -               -            -            -
   Dry Holes........................         3          0.7             -               -            -            -
 Development Drilling:                                                  -               -            -            -
   Productive Wells.................         1          0.2             -               -            -            -
   Dry Holes........................         -            -
Cote d'Ivoire (1):
 Exploratory Drilling:
   Productive Wells.................         -            -             1             0.1            1          0.1
   Dry Holes........................         1          0.4             1             0.2            2          0.3
 Development Drilling:
   Productive Wells.................         -            -             -               -            3          0.4
   Dry Holes........................         -            -             -               -            -            -
Egypt:
 Exploratory Drilling:
   Productive Wells.................         -            -             4             1.3            4          2.8
   Dry Holes........................         1          0.3            13             5.1           11          3.0
 Development Drilling:
   Productive Wells.................         5          1.5             7             2.8           14          3.5
   Dry Holes........................         -            -             3             1.3            -            -
Other International (1):
 Exploratory Drilling:
    Productive Wells................         -            -             -               -            4          2.2
    Dry Holes.......................         -            -             -               -            2          1.2
Development Drilling:
    Productive Wells................         4          2.0            10             5.0           78         39.4
    Dry Holes.......................         -            -             1             0.5            1          0.3
Total:
 Exploratory Drilling:
   Productive Wells.................        10          5.6            12             2.9           27         14.6
   Dry Holes........................        13          5.0            26            10.3           27          8.7
 Development Drilling:
   Productive Wells.................       147         92.2           155            68.7          237        117.2
   Dry Holes........................        38         31.4            15             8.8           13          6.6

(1) The Company's Equatorial Guinea operations and a portion of its domestic, Cote d'Ivorian and other international operations were acquired as a result of the Seagull Merger on March 30, 1999.

                               Ocean Energy, Inc.

Item 3.    Legal Proceedings

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial positions or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 1999.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters

     A. The Company's Common Stock (the "Common Stock") is traded on the New York Stock Exchange under the ticker symbol "OEI." The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years for the registrant, formerly Seagull Energy Corporation, were as follows:

                                                1999                                          1998
                               ---------------------------------------       ---------------------------------------
                                     High                  Low                     High                  Low
                               -----------------     -----------------       -----------------     -----------------
First Quarter.............          $ 7.63                 $4.31                  $20.94                $15.44
Second Quarter............           10.94                  6.38                   19.44                 13.94
Third Quarter.............           11.81                  9.13                   17.69                  7.63
Fourth Quarter............           10.69                  6.31                   12.44                  5.69


     B. As of March 22, 2000, there were approximately 4,123 holders of record of Common Stock.

     C. The Company did not declare any cash dividends on its Common Stock in 1999, 1998 or 1997. The decision to pay Common Stock dividends in the future will depend upon the Company's earnings and financial condition and such other factors as the Company's Board of Directors deems relevant. The Company's revolving credit agreement and outstanding indentures restrict the Company's declaration or payment of dividends on and repurchases of Common Stock. Under the most restrictive of these tests, as of December 31, 1999, approximately $150 million was available for payment of dividends or repurchase of Common Stock. For a description of such restrictions, reference is made to Note 7 of the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto. In addition, the terms of the Company's Series C Convertible Preferred Stock and certain debt securities limit the Company's ability to pay cash dividends.

                               Ocean Energy, Inc.

Item 6. Selected Financial Data

                           Selected Financial Data (1)
                  (Amounts in Thousands Except Per Share Data)

                                                                 Year Ended December 31,
                                     ---------------------------------------------------------------------------------
                                         1999             1998            1997             1996             1995
                                     -------------    -------------   --------------   --------------   --------------
Revenues..........................    $   735,518      $  522,150      $   549,194      $  394,980       $   241,321
Net income (loss) from continuing
  operations(2)...................        (21,552)       (406,879)          62,220          55,000             5,552
Earnings (loss) from continuing
  operations per share(2):
   Basic..........................         (0.16)          (4.04)             0.67            0.65              0.06
   Diluted........................         (0.16)          (4.04)             0.64            0.62              0.06
Net cash provided by operating
  activities before changes in
  operating assets and liabilities        336,148          219,075         332,115         227,183           104,628
Net cash provided by operating
  activities......................        333,751          229,924         364,202         207,249           103,354
Total assets......................      2,783,143        2,006,960       1,642,995       1,121,241           724,460
Long-term debt....................      1,333,410        1,371,890         672,298         440,974           416,491
Shareholders' equity..............        947,695          376,943         725,337         493,072           171,326
Capital expenditures..............        369,026          961,979         845,376         445,783           240,025
Acquisitions, net of cash acquired        991,409                -               -               -                 -
Standardized measure of
  discounted future net  cash
  flows..........................       2,415,418          903,823       1,220,407       1,326,514           667,941


(1)  Includes the effect of the Seagull Merger since March 30, 1999.
(2) Includes after-tax impairments of $43 million and $335 million in 1999 and 1998, respectively, and after-tax merger expenses of $31 million and $33 million in 1999 and 1998, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 7.a. Quantitative and Qualitative Disclosures About Market Risk

     Incorporated herein by reference to the Market Risk Disclosures included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 8. Financial Statements and Supplementary Data

     Incorporated herein by reference to the Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders and as part of
Exhibit 13 attached hereto.

                               Ocean Energy, Inc.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     KPMG LLP, the independent auditors of the registrant, formerly Seagull Energy Corporation, were appointed as independent auditors of the Company for the fiscal year ending December 31, 1999. Such appointment of KPMG LLP was ratified by the Company's shareholders at the annual meeting of shareholders held on May 25, 1999.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     Incorporated herein by reference to "Election of Directors" included in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on May 10, 2000 (the "Proxy Statement"). See also "Executive Officers of the
Company" included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 11. Executive Compensation

     Incorporated herein by reference to "Executive Compensation--Summary Compensation Table," "--Compensation Arrangements," "--Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "--Option/SAR Grants in Last Fiscal Year," and "--Executive Supplemental Retirement Plan" and "Election of Directors--Compensation of Directors" included in the Proxy Statement. Notwithstanding any provision in this Annual Report on Form 10-K to the contrary, under no circumstances are the "Report of the Organization and Compensation Committee on Executive Compenstion" or the information under the heading "Shareholder Return Performance Presentation" incorporated herein for any purpose.

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

                               Ocean Energy, Inc.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements:

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Reports thereon are included in the Company's 1999 Annual Report to Shareholders and as part of Exhibit 13 attached hereto, and are incorporated herein by reference.

     2.  Schedules:

     All schedules have been omitted because the required information is insignificant or not applicable.

     3.  Exhibits:


    3.1           Articles of  Incorporation of the Company,  as amended  (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 1999).

    4.1           Amended and Restated Rights  Agreement dated March 17, 1989, as amended  effective June 13, 1992, and amended and restated as of December 12, 1997,  between the Company and  BankBoston,  N.A. (as successor to NCNB Texas National  Bank),  including Form of Statement of Resolution  Establishing the Series B Junior  Participating  Preferred  Stock,  the Form of Right  Certificate and Form of
                  Summary of Rights to Purchase  Preferred  Shares (the Agreement is  incorporated  by reference to
                  Exhibit 2 to Current Report on Form 8-K dated  December 15, 1997;  Amendment No. 1 dated November
                  24, 1998 is  incorporated  by  reference  to Exhibit  4.1 to Current  Report on Form 8-K filed on
                  December 1, 1998).  Amendment No. 2, dated as of March 10, 1999, is  incorporated by reference to
                  Exhibit 4.1 to the Company's  Current  Report on Form 8-K filed with the  Securities and Exchange
                  Commission  on March 12, 1999;  Amendment  No. 3, dated as of May 19, 1999,  is  incorporated  by reference to Exhibit 4.1 to the Company's  Current  Report on Form 8-K filed with the  Securities and Exchange Commission on May 21, 1999).

    4.2           Revolving Credit Agreement,  dated as of March 30, 1999, among the Company,  Chase Bank of Texas,
                  National  Association  ("Chase Texas")  (Individually  and as  Administrative  Agent),  The Chase
                  Manhattan Bank ("Chase  Manhattan") (as Auction  Administrative  Agent), Bank of America National
                  Trust and Savings  Association ("Bank of America")  (Individually and as Syndication Agent), Bank
                  One Texas,  N. A. ("Bank One")  (Individually  and as  Documentation  Agent),  Societe  Generale,
                  Southwest Agency ("Societe Generale")  (Individually and as Managing Agent), the Bank of Montreal
                  (Individually  and as Managing  Agent),  and the other Banks signatory  thereto  (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 1999).

   *4.3           364-Day Credit  Agreement,  dated as of November 9, 1999, among the Company,  Credit Suisse First
                  Boston  (Individually and as Administrative Agent and as Auction  Administrative  Agent), Bank of
                  America,  N.  A.  (Individually  and  as  Syndication  Agent),  Chase  Bank  of  Texas,  National
                  Association  (Individually and as Documentation  Agent),  and the other Banks signatory  thereto, filed herewith).

    4.4           Senior Indenture dated as of July 15, 1993, relating to the 7 7/8% Notes due 2003, by and between

                               Ocean Energy, Inc.


                  the Company and The Bank of New York,  as Trustee  (incorporated  by  reference to Exhibit 4.1 to
                  Quarterly  Report  on Form  10-Q for the  quarter  ended  March  31,  1998).  First  Supplemental
                  Indenture,  dated as of March 30,  1999,  is  incorporated  by  reference  to Exhibit 4.11 to the
                  Company's Form 10-Q for the period ended March 31, 1999).

    4.5           Senior Subordinated Indenture dated as of July 15, 1993, relating to the 8 5/8% Notes due 2005 by and between the Company and The Bank of New York, as Trustee (the  Indenture is  incorporated  by reference to Exhibit 4.2 to Quarterly  Report on Form 10-Q for the quarter  ended March 31, 1998;
                  the First  Supplemental  Indenture,  dated as of March 30, 1999, is  incorporated by reference to
                  Exhibit 4.12 to the Company's Form 10-Q for the period ended March 31, 1999).


    4.6           Senior Indenture among the Company and The Bank of New York, as Trustee,  and  Specimen of 7 1/2%
                  Senior Notes  (incorporated  by  reference  to Exhibit 4.4 to Annual  Report on Form 10-K for the
                  year ended December 31, 1997; the First  Supplemental  Indenture,  dated as of March 30, 1999, is incorporated  by reference to Exhibit 4.10 to the Company's  Form 10-Q for the period ended March
                  31, 1999).


    4.7           Terms  Agreement  and the  resolutions  of  adoption by the  Chairman  of the Board of  Directors related to Exhibit 4.6  (incorporated  by reference to Exhibit 2.3 to Current  Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).


    4.8           Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  U.S. Bank Trust National  Association,  relating to the 8 3/8% Series A Senior Subordinated Notes due  2008  and the 8 3/8%  Series  B  Senior  Subordinated  Notes  due  2008  (the  Indenture  is
                  incorporated  by reference  to Exhibit  10.22 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental  Indenture,  dated March
                  30, 1999, is  incorporated  by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.9           Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  Norwest Bank Minnesota,  National Association  (Norwest Bank) as Trustee,  relating to the 7 5/8%
                  Senior Notes due 2005 (the  Indenture is  incorporated  by reference to Exhibit 10.23 to the Form
                  10-Q for the period ended June 30, 1998 of Ocean Energy,  Inc.  (Registration  No. 0-25058);  the
                  First Supplemental  Indenture,  dated March 30, 1999, is incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.10          Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  Norwest  Bank  as  Trustee, relating  to the  8 1/4% Senior  Notes due  2018  (the  Indenture  is
                  incorporated  by reference  to Exhibit  10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental  Indenture,  dated March
                  30, 1999, is  incorporated  by reference to Exhibit 4.5 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.11          Indenture,  dated as of July 2, 1997, among Ocean Energy,  Inc., the Subsidiary  Guarantors Named
                  Therein  and State  Street  Bank and Trust  Company,  as  Trustee,  relating to the 8 7/8% Senior
                  Subordinated  Notes due 2007 (the  Indenture is  incorporated  by reference to Exhibit 4.1 to the
                  Registration  Statement on Form S-4 (No. 333-32715) of Ocean Energy, Inc.; the First Supplemental
                  Indenture,  dated as of March 27, 1998, is incorporated by reference to Exhibit 10.11 to the Form
                  8-K of Ocean Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on March 31, 1998; the
                  Second  Supplemental  Indenture,  dated as of March 30,  1999 is  incorporated  by  reference  to
                  Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1999).

   10.1           Agreement and Plan of Merger,  dated as of November 24, 1998 among Seagull and Ocean Energy, Inc.
                  ("OEI"),  including  amendments  (Agreement  and Plan of Merger is  incorporated  by

                               Ocean Energy, Inc.

                  reference to Exhibit 2.1 to Current Report on Form 8-K filed on  December 1, 1998; Amendment No. 1 is incorporated  by reference to  Exhibit  2.2  to the  Company's  Registration Statement on
                  Form S-4 (Reg. No. 333-68679)).

  #10.2           1999 Long-Term  Incentive Plan  (incorporated  by reference to Exhibit 10.1 to the Company's Form
                  10-Q for the period ended June 30, 1999).

  #10.3           Seagull Energy Corporation 1981 Stock Option Plan (Restated),  including forms of agreements,  as amended  (incorporated  by reference  to Exhibit  10.3 to  Quarterly  Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.4           Seagull Energy Corporation 1983 Stock Option Plan (Restated),  including forms of agreements,  as amended (plan is incorporated  by reference to Exhibit 10.4 to Quarterly  Report on Form 10-Q for
                  the quarter ended March 31, 1998).

  #10.5           Seagull Energy Corporation 1986 Stock Option Plan (Restated),  including forms of agreements,  as amended  (incorporated  by reference  to Exhibit  10.5 to  Quarterly  Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.6           Seagull Energy  Corporation  1990 Stock Option Plan,  including  forms of agreements,  as amended
                  (incorporated  by  reference  to Exhibit  10.22 to Annual  Report on Form 10-K for the year ended
                  December 31, 1995;  Form of Amendment to Stock Option  Agreement(s)  is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.7           Global Natural  Resources Inc. 1989 Key Employees  Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to  Registration  Statement  No.  33-31537 of Global  Natural  Resources
                  Inc.;  the Form of Stock  Option  Agreement  is  incorporated  by  reference  to  Exhibit  4.2 to
                  Registration  Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock
                  Option  Agreement(s)  is  incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

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

  #10.9           Seagull Energy  Corporation  1993 Nonemployee  Directors'  Stock Option Plan,  including forms of agreements,  as amended  (incorporated  by reference to Exhibit 10.1 to Quarterly  Report on Form
                  10-Q for the quarter ended September 30, 1997).

  #10.10          Seagull  Energy  Corporation  1993 Stock Option Plan,  as amended  (incorporated  by reference to
                  Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  #10.11          1995  Omnibus  Stock Plan (the Plan is  incorporated  by  reference  to Exhibit 10.3 to Quarterly
                  Report on Form 10-Q for the  quarter  ended June 30,  1995;  Form of  Amendment  to Stock  Option
                  Agreement(s)  is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the
                  year ended December 31, 1996).

  #10.12          1998 Omnibus Stock Plan  (incorporated  by reference to Exhibit 10.1 to Quarterly  Report on Form
                  10-Q for the quarter ended June 30, 1998).

                               Ocean Energy, Inc.

  #10.13          UMC 1987  Nonqualified  Stock  Option  Plan,  as  amended,  (the Plan is  incorporated  herein by reference  to Exhibit 10.3 to UMC's Form S-1 (No.  33-63532)  filed with the SEC on May 28, 1993;
                  the Third  Amendment,  dated  November 16, 1993, is  incorporated  herein by reference to Exhibit
                  10.4 to UMC's Form 10-K for the year ended December 31, 1993; the Fourth  Amendment,  dated April
                  6, 1994,  is  incorporated  by  reference  to Exhibit  10.6 to UMC's Form 10-K for the year ended
                  December 31, 1994; the Fifth Amendment,  dated November 19, 1997, is incorporated by reference to
                  Exhibit 4.7 to UMC's Form S-3 (No.  333-42467);  the Sixth  Amendment,  dated March 27, 1998, and the Seventh  Amendment,  dated February 1, 1999, are incorporated by reference to Exhibit 10.3 to
                  Form 10-Q for the period ended March 31, 1999).

  #10.14          UMC 1994  Employee  Nonqualified  Stock Option  Plan,  as amended  (the Plan is  incorporated  by reference  to Exhibit 4.14 to UMC's Form S-8 (No.  33-79160)  filed with the SEC on May 19, 1994;
                  the First  Amendment,  dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to
                  UMC's Form S-8 (No.  33-86480)  filed with the SEC on November  18, 1994;  the Second  Amendment, dated May 22,  1996,  is  incorporated  by  reference  to  Exhibit  4.3.2 to UMC's  Form S-8 (No.
                  333-05401) filed with the SEC on June 6, 1996; the Third  Amendment,  dated November 13, 1996, is incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No.  333-28017)  filed with the SEC on May 29, 1997; the Fourth  Amendment,  dated May 29, 1997, is incorporated  herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No.  333-28017) filed with the SEC on May 29, 1997; the Fifth
                  Amendment,  dated  November 19, 1997, is  incorporated  by reference to Exhibit 4.8 to UMC's Form
                  S-3 (No.  333-42467)  filed with the SEC on December 17, 1997; the Sixth  Amendment,  dated March
                  27, 1998 is  incorporated  by  reference  to Exhibit 10.4 to Form 10-Q for the period ended March
                  31, 1999).

  #10.15          Amendment  to UMC 1994  Non-Qualified  Stock  Option  Agreement  for Former  Employees of General
                  Atlantic  Resources,  Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf  (incorporated by reference to Exhibit 10.22 to UMC's Form 10-Q for the period ended September 30, 1996).

  #10.16          UMC 1994 Outside Directors'  Nonqualified Stock Option Plan, as amended (the Plan is incorporated herein by reference to Exhibit  4.15 to UMC's Form S-8 (No.  33-79160)  filed with the SEC on May
                  19, 1994; the First Amendment,  dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's  Form S-8 (No.  333-05401)  filed with the SEC on June 6,  1996;  the Second  Amendment, dated  November 13, 1996,  is  incorporated  herein by reference to Exhibit 4.4 to UMC's Form S-8
                  (No.  333-28017)  filed with the SEC on May 29, 1997;  the Third  Amendment,  dated  November 19,
                  1997,  is  incorporated  by  reference to Exhibit 4.9 to UMC's Form S-3 (No.  333-42467);  Fourth
                  Amendment,  dated March 27, 1998 is  incorporated  by  reference to Exhibit 10.6 to Form 10-Q for the period ended March 31, 1999).

  #10.17          UMC Petroleum  Corporation  Supplemental  Benefit Plan effective January 1, 1994, approved by the
                  Board of Directors on March 29, 1994 (the Plan is  incorporated  by reference to Exhibit 10.10 to
                  UMC's Form 10-K filed for the year ended December 31, 1994; the Second  Amendment dated March 30,
                  1999 is  incorporated  by  reference  to Exhibit 10.7 to Form 10-Q for the period ended March 31,
                  1999).

  #10.18          1994 Long-Term  Incentive  Plan (the Plan, as amended,  is  incorporated  by reference to Exhibit
                  10.3 to  Amendment  No. 2 to the  Registration  Statement  on Form S-1  (No.  33-84308)  of Ocean
                  Energy,  Inc.  (Registration  No.  0-25058);  the  Second  Amendment,  dated  March  27,  1998 is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

  #10.19          1996 Long-Term  Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to
                  Exhibit 99.1 to the Form S-8 (No.  333-45117) of Ocean Energy,  Inc.  (Registration  No. 0-25058)
                  filed  with the SEC on  January  29,  1998;  the  Second  Amendment,  dated  March 27,  1998,  is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

                               Ocean Energy, Inc.

 *#10.20          Long-Term  Incentive  Plan for  Non-Executive  Employees,  as amended (the Plan,  as amended,  is incorporated by reference to Exhibit 99.1 to the Form S-8 (No.  333-45119) of Ocean Energy,  Inc.
                  (Registration  No.  0-25058);  Amendment No. 2,  incorporated by reference to Exhibit 99.2 to the
                  Form S-8 (No.  333-49185)  of Ocean Energy,  Inc.;  Amendment No. 3, dated as of May 20, 1998, is incorporated  by reference to Exhibit  10.46 to the Annual Report on Form 10-K for the year ended
                  December 31, 1998, of Ocean Energy,  Inc.  (Registration  No. 0-25058);  Amendment No. 4 is filed herewith).

  #10.21          1998 Long-Term  Incentive Plan  (incorporated by reference to Appendix E to Ocean Energy,  Inc.'s
                  Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the SEC on January 9, 1998).

  #10.22          Seagull Energy  Corporation  Management  Stability Plan (the Plan is incorporated by reference to
                  Exhibit  10.35 to Annual  Report on Form 10-K for the year ended  December  31,  1994;  the First
                  Amendment is  incorporated  by reference to Exhibit  10.13 to Annual  Report on Form 10-K for the
                  year ended December 31, 1996; the Second and Third  Amendments are  incorporated  by reference to
                  Exhibit 10.4 to  Quarterly  Report on Form 10-Q for the quarter  ended  September  30, 1998;  the
                  Fourth  Amendment is incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended  December  31,  1998;  the Fifth  Amendment  is  incorporated  by reference to
                  Exhibit 10.14 to Form 10-Q for the period ended March 31, 1999).

 *#10.23          Outside Directors Deferred Fee Plan, as amended and restated effective March 30, 1999.

  #10.24          Executive  Supplemental  Retirement  Plan, as amended (the Plan, as amended,  is  incorporated by reference to Exhibit 10.1 to Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  1996; the Third Amendment is  incorporated  by reference to Exhibit 10.11 to Quarterly  Report on
                  Form 10-Q for the quarter ended September 30, 1998).

  #10.25          Supplemental  Benefit  Plan,  as amended,  including  the First  Amendment  thereto (the Plan, as amended,  is  incorporated  by reference to Exhibit  10.11 to Annual  Report on Form 10-K for the
                  year ended December 31, 1995; the Third  Amendment is  incorporated by reference to Exhibit 10.12 to Quarterly  Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth  Amendment is  incorporated  by  reference to Exhibit  10.22 to the Annual  Report on Form 10-K for the year ended December 31, 1998).

  #10.26          Ocean  Energy,  Inc.  1999 Change of Control  Severance  Plan dated  February 8, 1999;  the First
                  Amendment dated March 29, 1999  (incorporated  by reference to Exhibit 10.17 to Form 10-Q for the period ended March 31, 1999).

  #10.27          Form of  Indemnification  Agreements  among  the  Company  and  certain  executive  officers  and directors  (incorporated  by reference  to Exhibit  10.19 to Form 10-Q for the period ended March
                  31, 1999).

  #10.28          Employment  Agreement by and between the Company and James T. Hackett,  as amended (the Agreement is  incorporated  by reference  to Exhibit 10.6 to Quarterly  Report on Form 10-Q for the quarter ended  September  30,  1998;  Amendment  to  Employment  Agreement  dated  November  24,  1998 is incorporated  by  reference  to Exhibit  10.15 to Form 10-Q for the period  ended March 31, 1999;
                  Second Amendment to Employment  Agreement,  effective as of December 15, 1999, is incorporated by reference to Exhibit 99.2 to Current  Report on Form 8-K filed with the  Securities  and Exchange
                  Commission on January 7, 2000).

  #10.29          Employment  and  Consulting  Agreement  by and between the Company and Barry J. Galt,  as amended
                  (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly  Report on Form

                               Ocean Energy, Inc.

                  10-Q for the quarter ended September 30, 1998; Amendment to Employment and Consulting Agreement
                  dated November  24, 1998 is  incorporated  by  reference  to Exhibit  10.16 to Form 10-Q for the period ended March 31, 1999; Second Amendment to Employment and Consulting  Agreement is
                  incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 30, 1999).

  #10.30          Employment Agreement,  dated as of March 27, 1998, among Ocean Energy, Inc. and John B. Brock, as amended  (the  Agreement  is  incorporated  by reference to Exhibit 10.1 to the Form 8-K of Ocean
                  Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on March 31, 1998;  Amendment No.1, dated as of November  24, 1998,  is  incorporated  by  reference  to Exhibit  10.33 to the Annual
                  Report on Form 10-K for the year ended  December 31, 1998,  of Ocean Energy,  Inc.  (Registration
                  No. 0-25058)).

  #10.31          Form of Employment  Agreement between the Company and Robert K. Reeves (incorporated by reference to Exhibit 10.41 to Form 10-Q for the period ended June 30, 1999).

  #10.32          Form of  Employment  Agreement  between  the Company and  William L.  Transier  (incorporated  by reference to Exhibit 10.5 to Form 10-Q for the period ended June 30, 1999).

  #10.33          Letter Agreement between the Company and James C. Flores,  dated December 22, 1999  (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 7, 2000).

  #10.34          Employment  Agreement  between the Company and James C.  Flores,  effective as of January 1, 2000
                  (incorporated  by  reference  to Exhibit  99.4 to Current  Report on Form 8-K filed on January 7,
                  2000).

  #10.35          Severance  Agreement  between Ocean Energy,  Inc., (the "Company") a Texas  corporation  formerly known as Seagull Energy Corporation,  and John D. Schiller Jr.  ("Executive") dated September 27,
                  1999  (incorporated  by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30,
                  1999).

  #10.36          Executive Supplemental  Retirement Plan Membership Agreement by and between the Company and James
                  T. Hackett  (incorporated  by reference to Exhibit 10.7 to Quarterly  Report on Form 10-Q for the
                  quarter ended September 30, 1998).

  #10.37          Executive  Supplemental  Retirement  Plan Membership  Agreement  between the Company and Barry J.
                  Galt dated as of February 3, 1986,  as amended  (incorporated  by  reference  to Exhibit  10.2 to
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  #10.38          Severance  Agreement  between the  Company  and James T.  Hackett,  as amended  (incorporated  by reference to Exhibit 10.8 to Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  1998).  Amendment to Severance  Agreement,  effective  as of December 15, 1999,  incorporated  by reference to Exhibit 99.1 to Current  Report on Form 8-K filed with the  Securities  and Exchange
                  Commission on January 7, 2000.

  #10.39          Severance  Agreement,  including Amendment and Second Amendment to Severance  Agreement,  between the Company and Barry J. Galt  (incorporated  by reference to Exhibit 10.2 to Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998).

  #10.40          Promissory Note between John D. Schiller,  Jr. and Seagull  (incorporated by reference to Exhibit
                  10.31 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.41          Promissory  Note between  William L. Transier and Seagull  (incorporated  by reference to Exhibit

                               Ocean Energy, Inc.

                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.42          Promissory Note between Barry J. Galt and Seagull  (incorporated by reference to Exhibit 10.33 to
                  Annual Report on Form 10-K for the year ended December 31, 1998).

   10.43          Purchase and Sale  Agreement  dated June 15,  1999,  between the  Company,  as Seller,  and SEMCO
                  ENERGY, Inc., as Purchaser,  for the sale of ENSTAR (incorporated by reference to Exhibit 10.2 to
                  Form 10-Q for the period ended June 30, 1999).

   10.44          Purchase  and Sale  Agreement  dated July 30,  1999,  between  the  Company as Seller,  and Cross
                  Timbers  Oil  Company,  as  Purchaser,  for the sale of the Arkoma  properties  (incorporated  by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 1999).

  *10.45          Natural Gas Purchase and Sale  Agreement  dated October 1, 1999 between the Company as Seller and
                  Duke Energy Trading and Marketing, L.L.C., as Buyer, filed herewith.

  *13.0           1999 Annual Report of the Company (selected portions), filed herewith.

  *23.1           Consent of KPMG LLP.

  *23.2           Consent of Arthur Andersen LLP.

  *27.1           Financial Data Schedule.



(b)      Reports on Form 8-K

     On February 23, 2000, the Company filed a Current Report on Form 8-K dated February 23, 2000 concerning disclosure of year 2000 estimates.

     On January 7, 2000, the Company filed a Current Report on Form 8-K dated December 15, 1999 concerning Mr. Hackett's assumption of the responsibilities of Chairman of the Board of Directors of the Company.

                                Ocean Energy, Inc.

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Energy, Inc.


Date:      March 27, 2000               By:      /s/ James T. Hackett
                                        James T. Hackett, Chairman of the Board,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:        /s/ James T. Hackett                               By:     /s/ Peter J. Fluor
           -------------------------------------------------          -----------------------------------------------
           James T. Hackett, Chairman of the Board,                   Peter J. Fluor, Director
           President, Chief Executive Officer and Director    Date:   March 27, 2000
           (Principal Executive Officer)
Date:      March _27, 2000                                    By:     /s/ Barry J. Galt
                                                                      -----------------------------------------------
                                                                      Barry J. Galt, Director
By:        /s/ William L. Transier                            Date:   March 27, 2000
           -------------------------------------------------
           William L. Transier, Executive Vice President
           and Chief Financial Officer                                /s/ Robert L. Howard
           (Principal Financial Officer)                              -----------------------------------------------
                                                                By:   Robert L. Howard, Director
Date:      March 27, 2000

By:        /s/ Gordon L. McConnell                                    /s/ Elvis L. Mason
           -------------------------------------------------          -----------------------------------------------
           Gordon L. McConnell, Vice President and            By:     Elvis L. Mason, Director
           Controller (Principal Accounting Officer)          Date:   March 27, 2000
Date:      March 27, 2000
                                                                      /s/ Charles F. Mitchell, M.D.
                                                                      -----------------------------------------------
By:        /s/ James C. Flores                                By:     Charles F. Mitchell, M.D., Director
           -------------------------------------------------  Date:   March 27, 2000
           James C. Flores, Vice Chairman
Date:      March _27, 2000
                                                                      /s/ David K. Newbigging
                                                                      -----------------------------------------------
By:        /s/ J. Evans Attwell                               By:     David K. Newbigging, Director
           -------------------------------------------------  Date:   March 27, 2000
           J. Evans Attwell, Director
Date:      March 27, 2000
                                                                      /s/ Dee S. Osborne
                                                                      -----------------------------------------------
By:        /s/ John B. Brock                                  By:     Dee S. Osborne, Director
           -------------------------------------------------  Date:   March 27, 2000
           John B. Brock, Director
Date:      March 27, 2000
                                                                      /s/ R. A. Walker
                                                                      -----------------------------------------------
By:        /s/ Milton Carroll                                 By:     R. A. Walker, Director
           -------------------------------------------------  Date:   March 27, 2000
           Milton Carroll, Director
Date:      March 27, 2000

By:        /s/ Thomas D. Clark, Jr.
           -------------------------------------------------
           Thomas D. Clark, Jr., Director
Date:      March 27, 2000

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

                                                                                                                     Page
    3.1           Articles of  Incorporation of the Company,  as amended  (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 1999).

    4.1           Amended and Restated Rights  Agreement dated March 17, 1989, as amended  effective June 13, 1992, and amended and restated as of December 12, 1997,  between the Company and  BankBoston,  N.A. (as successor to NCNB Texas National  Bank),  including Form of Statement of Resolution  Establishing the Series B Junior  Participating  Preferred  Stock,  the Form of Right  Certificate and Form of
                  Summary of Rights to Purchase  Preferred  Shares (the Agreement is  incorporated  by reference to
                  Exhibit 2 to Current Report on Form 8-K dated  December 15, 1997;  Amendment No. 1 dated November
                  24, 1998 is  incorporated  by  reference  to Exhibit  4.1 to Current  Report on Form 8-K filed on
                  December 1, 1998).  Amendment No. 2, dated as of March 10, 1999, is  incorporated by reference to
                  Exhibit 4.1 to the Company's  Current  Report on Form 8-K filed with the  Securities and Exchange
                  Commission  on March 12, 1999;  Amendment  No. 3, dated as of May 19, 1999,  is  incorporated  by reference to Exhibit 4.1 to the Company's  Current  Report on Form 8-K filed with the  Securities and Exchange Commission on May 21, 1999).

    4.2           Revolving Credit Agreement,  dated as of March 30, 1999, among the Company,  Chase Bank of Texas,
                  National  Association  ("Chase Texas")  (Individually  and as  Administrative  Agent),  The Chase
                  Manhattan Bank ("Chase  Manhattan") (as Auction  Administrative  Agent), Bank of America National
                  Trust and Savings  Association ("Bank of America")  (Individually and as Syndication Agent), Bank
                  One Texas,  N. A. ("Bank One")  (Individually  and as  Documentation  Agent),  Societe  Generale,
                  Southwest Agency ("Societe Generale")  (Individually and as Managing Agent), the Bank of Montreal
                  (Individually  and as Managing  Agent),  and the other Banks signatory  thereto  (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 1999).

   *4.3           364-Day Credit  Agreement,  dated as of November 9, 1999, among the Company,  Credit Suisse First
                  Boston  (Individually and as Administrative Agent and as Auction  Administrative  Agent), Bank of
                  America,  N.  A.  (Individually  and  as  Syndication  Agent),  Chase  Bank  of  Texas,  National
                  Association  (Individually and as Documentation  Agent),  and the other Banks signatory  thereto, filed herewith).

    4.4           Senior Indenture dated as of July 15, 1993, relating to the 7 7/8% Notes due 2003, by and between the Company and The Bank of New York,  as Trustee  (incorporated  by  reference to Exhibit 4.1 to
                  Quarterly  Report  on Form  10-Q for the  quarter  ended  March  31,  1998).  First  Supplemental
                  Indenture,  dated as of March 30,  1999,  is  incorporated  by  reference  to Exhibit 4.11 to the
                  Company's Form 10-Q for the period ended March 31, 1999).


    4.5           Senior Subordinated Indenture dated as of July 15, 1993, relating to the 8 5/8% Notes due 2005 by and between the Company and The Bank of New York, as Trustee (the  Indenture is  incorporated  by reference to Exhibit 4.2 to Quarterly  Report on Form 10-Q for the quarter  ended March 31, 1998;
                  the First  Supplemental  Indenture,  dated as of March 30, 1999, is  incorporated by reference to
                  Exhibit 4.12 to the Company's Form 10-Q for the period ended March 31, 1999).


    4.6           Senior Indenture among the Company and The Bank of New York, as Trustee,  and  Specimen of 7 1/2%
                  Senior Notes  (incorporated  by  reference  to Exhibit 4.4 to Annual  Report on Form 10-K for the
                  year ended December 31, 1997; the First  Supplemental  Indenture,  dated as of March 30, 1999, is incorporated  by reference to Exhibit 4.10 to the Company's  Form 10-Q for the period ended March
                  31, 1999).


    4.7           Terms  Agreement  and the  resolutions  of  adoption by the  Chairman  of the Board of  Directors related to Exhibit 4.6  (incorporated  by reference to Exhibit 2.3 to Current  Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 1997).


    4.8           Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  U.S. Bank Trust National  Association,  relating to the 8 3/8% Series A Senior Subordinated Notes due  2008  and the 8 3/8%  Series  B  Senior  Subordinated  Notes  due  2008  (the  Indenture  is
                  incorporated  by reference  to Exhibit  10.22 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental  Indenture,  dated March
                  30, 1999, is  incorporated  by reference to Exhibit 4.3 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.9           Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  Norwest Bank Minnesota,  National Association  (Norwest Bank) as Trustee,  relating to the 7 5/8%
                  Senior Notes due 2005 (the  Indenture is  incorporated  by reference to Exhibit 10.23 to the Form
                  10-Q for the period ended June 30, 1998 of Ocean Energy,  Inc.  (Registration  No. 0-25058);  the
                  First Supplemental  Indenture,  dated March 30, 1999, is incorporated by reference to Exhibit 4.4 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.10          Indenture,  dated as of July 8, 1998, among Ocean Energy,  Inc., its Subsidiary  Guarantors,  and
                  Norwest  Bank  as  Trustee, relating  to the  8 1/4% Senior  Notes due  2018  (the  Indenture  is
                  incorporated  by reference  to Exhibit  10.24 to the Form 10-Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0-25058); the First Supplemental  Indenture,  dated March
                  30, 1999, is  incorporated  by reference to Exhibit 4.5 to the Company's Form 10-Q for the period ended March 31, 1999).

    4.11          Indenture,  dated as of July 2, 1997, among Ocean Energy,  Inc., the Subsidiary  Guarantors Named
                  Therein  and State  Street  Bank and Trust  Company,  as  Trustee,  relating to the 8 7/8% Senior
                  Subordinated  Notes due 2007 (the  Indenture is  incorporated  by reference to Exhibit 4.1 to the
                  Registration  Statement on Form S-4 (No. 333-32715) of Ocean Energy, Inc.; the First Supplemental
                  Indenture,  dated as of March 27, 1998, is incorporated by reference to Exhibit 10.11 to the Form
                  8-K of Ocean Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on March 31, 1998; the
                  Second  Supplemental  Indenture,  dated as of March 30,  1999 is  incorporated  by  reference  to
                  Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1999).

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

   10.1           Agreement and Plan of Merger,  dated as of November 24, 1998 among Seagull and Ocean Energy, Inc.
                  ("OEI"),  including  amendments  (Agreement  and Plan of Merger is  incorporated  by reference to
                  Exhibit  2.1 to  Current  Report  on Form 8-K  filed on  December  1,  1998;  Amendment  No. 1 is incorporated  by reference  to Exhibit 2.2 to the  Company's  Registration  Statement on Form S-4
                  (Reg. No. 333-68679)).

  #10.2           1999 Long-Term  Incentive Plan  (incorporated  by reference to Exhibit 10.1 to the Company's Form
                  10-Q for the period ended June 30, 1999).

  #10.3           Seagull Energy Corporation 1981 Stock Option Plan (Restated),  including forms of agreements,  as amended  (incorporated  by reference  to Exhibit  10.3 to  Quarterly  Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.4           Seagull Energy Corporation 1983 Stock Option Plan (Restated),  including forms of agreements,  as amended (plan is incorporated  by reference to Exhibit 10.4 to Quarterly  Report on Form 10-Q for
                  the quarter ended March 31, 1998).

  #10.5           Seagull Energy Corporation 1986 Stock Option Plan (Restated),  including forms of agreements,  as amended  (incorporated  by reference  to Exhibit  10.5 to  Quarterly  Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.6           Seagull Energy  Corporation  1990 Stock Option Plan,  including  forms of agreements,  as amended
                  (incorporated  by  reference  to Exhibit  10.22 to Annual  Report on Form 10-K for the year ended
                  December 31, 1995;  Form of Amendment to Stock Option  Agreement(s)  is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.7           Global Natural  Resources Inc. 1989 Key Employees  Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to  Registration  Statement  No.  33-31537 of Global  Natural  Resources
                  Inc.;  the Form of Stock  Option  Agreement  is  incorporated  by  reference  to  Exhibit  4.2 to
                  Registration  Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock
                  Option  Agreement(s)  is  incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

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

  #10.9           Seagull Energy  Corporation  1993 Nonemployee  Directors'  Stock Option Plan,  including forms of agreements,  as amended  (incorporated  by reference to Exhibit 10.1 to Quarterly  Report on Form
                  10-Q for the quarter ended September 30, 1997).

  #10.10          Seagull  Energy  Corporation  1993 Stock Option Plan,  as amended  (incorporated  by reference to
                  Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

  #10.11          1995  Omnibus  Stock Plan (the Plan is  incorporated  by  reference  to Exhibit 10.3 to Quarterly
                  Report on Form 10-Q for the  quarter  ended June 30,  1995;  Form of  Amendment  to Stock  Option
                  Agreement(s)  is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the
                  year ended December 31, 1996).

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

  #10.12          1998 Omnibus Stock Plan  (incorporated  by reference to Exhibit 10.1 to Quarterly  Report on Form
                  10-Q for the quarter ended June 30, 1998).

  #10.13          UMC 1987  Nonqualified  Stock  Option  Plan,  as  amended,  (the Plan is  incorporated  herein by reference  to Exhibit 10.3 to UMC's Form S-1 (No.  33-63532)  filed with the SEC on May 28, 1993;
                  the Third  Amendment,  dated  November 16, 1993, is  incorporated  herein by reference to Exhibit
                  10.4 to UMC's Form 10-K for the year ended December 31, 1993; the Fourth  Amendment,  dated April
                  6, 1994,  is  incorporated  by  reference  to Exhibit  10.6 to UMC's Form 10-K for the year ended
                  December 31, 1994; the Fifth Amendment,  dated November 19, 1997, is incorporated by reference to
                  Exhibit 4.7 to UMC's Form S-3 (No.  333-42467);  the Sixth  Amendment,  dated March 27, 1998, and the Seventh  Amendment,  dated February 1, 1999, are incorporated by reference to Exhibit 10.3 to
                  Form 10-Q for the period ended March 31, 1999).

  #10.14          UMC 1994  Employee  Nonqualified  Stock Option  Plan,  as amended  (the Plan is  incorporated  by reference  to Exhibit 4.14 to UMC's Form S-8 (No.  33-79160)  filed with the SEC on May 19, 1994;
                  the First  Amendment,  dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to
                  UMC's Form S-8 (No.  33-86480)  filed with the SEC on November  18, 1994;  the Second  Amendment, dated May 22,  1996,  is  incorporated  by  reference  to  Exhibit  4.3.2 to UMC's  Form S-8 (No.
                  333-05401) filed with the SEC on June 6, 1996; the Third  Amendment,  dated November 13, 1996, is incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No.  333-28017)  filed with the SEC on May 29, 1997; the Fourth  Amendment,  dated May 29, 1997, is incorporated  herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No.  333-28017) filed with the SEC on May 29, 1997; the Fifth
                  Amendment,  dated  November 19, 1997, is  incorporated  by reference to Exhibit 4.8 to UMC's Form
                  S-3 (No.  333-42467)  filed with the SEC on December 17, 1997; the Sixth  Amendment,  dated March
                  27, 1998 is  incorporated  by  reference  to Exhibit 10.4 to Form 10-Q for the period ended March
                  31, 1999).

  #10.15          Amendment  to UMC 1994  Non-Qualified  Stock  Option  Agreement  for Former  Employees of General
                  Atlantic  Resources,  Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf  (incorporated by reference to Exhibit 10.22 to UMC's Form 10-Q for the period ended September 30, 1996).

  #10.16          UMC 1994 Outside Directors'  Nonqualified Stock Option Plan, as amended (the Plan is incorporated herein by reference to Exhibit  4.15 to UMC's Form S-8 (No.  33-79160)  filed with the SEC on May
                  19, 1994; the First Amendment,  dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's  Form S-8 (No.  333-05401)  filed with the SEC on June 6,  1996;  the Second  Amendment, dated  November 13, 1996,  is  incorporated  herein by reference to Exhibit 4.4 to UMC's Form S-8
                  (No.  333-28017)  filed with the SEC on May 29, 1997;  the Third  Amendment,  dated  November 19,
                  1997,  is  incorporated  by  reference to Exhibit 4.9 to UMC's Form S-3 (No.  333-42467);  Fourth
                  Amendment,  dated March 27, 1998 is  incorporated  by  reference to Exhibit 10.6 to Form 10-Q for the period ended March 31, 1999).

  #10.17          UMC Petroleum  Corporation  Supplemental  Benefit Plan effective January 1, 1994, approved by the
                  Board of Directors on March 29, 1994 (the Plan is  incorporated  by reference to Exhibit 10.10 to
                  UMC's Form 10-K filed for the year ended December 31, 1994; the Second  Amendment dated March 30,
                  1999 is  incorporated  by  reference  to Exhibit 10.7 to Form 10-Q for the period ended March 31,
                  1999).

  #10.18          1994 Long-Term  Incentive  Plan (the Plan, as amended,  is  incorporated  by reference to Exhibit
                  10.3 to  Amendment  No. 2 to the  Registration  Statement  on Form S-1  (No.  33-84308)  of Ocean
                  Energy,  Inc.  (Registration  No.  0-25058);  the  Second  Amendment,  dated  March  27,  1998 is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

  #10.19          1996 Long-Term  Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to
                  Exhibit 99.1 to the Form S-8 (No.  333-45117) of Ocean Energy,  Inc.  (Registration  No. 0-25058)
                  filed  with the SEC on  January  29,  1998;  the  Second  Amendment,  dated  March 27,  1998,  is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

 *#10.20          Long-Term  Incentive  Plan for  Non-Executive  Employees,  as amended (the Plan,  as amended,  is incorporated by reference to Exhibit 99.1 to the Form S-8 (No.  333-45119) of Ocean Energy,  Inc.
                  (Registration  No.  0-25058);  Amendment No. 2,  incorporated by reference to Exhibit 99.2 to the
                  Form S-8 (No.  333-49185)  of Ocean Energy,  Inc.;  Amendment No. 3, dated as of May 20, 1998, is incorporated  by reference to Exhibit  10.46 to the Annual Report on Form 10-K for the year ended
                  December 31, 1998, of Ocean Energy,  Inc.  (Registration  No. 0-25058);  Amendment No. 4 is filed herewith).

  #10.21          1998 Long-Term  Incentive Plan  (incorporated by reference to Appendix E to Ocean Energy,  Inc.'s
                  Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the SEC on January 9, 1998).

  #10.22          Seagull Energy  Corporation  Management  Stability Plan (the Plan is incorporated by reference to
                  Exhibit  10.35 to Annual  Report on Form 10-K for the year ended  December  31,  1994;  the First
                  Amendment is  incorporated  by reference to Exhibit  10.13 to Annual  Report on Form 10-K for the
                  year ended December 31, 1996; the Second and Third  Amendments are  incorporated  by reference to
                  Exhibit 10.4 to  Quarterly  Report on Form 10-Q for the quarter  ended  September  30, 1998;  the
                  Fourth  Amendment is incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended  December  31,  1998;  the Fifth  Amendment  is  incorporated  by reference to
                  Exhibit 10.14 to Form 10-Q for the period ended March 31, 1999).

 *#10.23          Outside Directors Deferred Fee Plan, as amended and restated effective March 30, 1999.

  #10.24          Executive  Supplemental  Retirement  Plan, as amended (the Plan, as amended,  is  incorporated by reference to Exhibit 10.1 to Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  1996; the Third Amendment is  incorporated  by reference to Exhibit 10.11 to Quarterly  Report on
                  Form 10-Q for the quarter ended September 30, 1998).

  #10.25          Supplemental  Benefit  Plan,  as amended,  including  the First  Amendment  thereto (the Plan, as amended,  is  incorporated  by reference to Exhibit  10.11 to Annual  Report on Form 10-K for the
                  year ended December 31, 1995; the Third  Amendment is  incorporated by reference to Exhibit 10.12 to Quarterly  Report on Form 10-Q for the quarter ended September 30, 1998; the Fourth  Amendment is  incorporated  by  reference to Exhibit  10.22 to the Annual  Report on Form 10-K for the year ended December 31, 1998).

  #10.26          Ocean  Energy,  Inc.  1999 Change of Control  Severance  Plan dated  February 8, 1999;  the First
                  Amendment dated March 29, 1999  (incorporated  by reference to Exhibit 10.17 to Form 10-Q for the period ended March 31, 1999).

  #10.27          Form of  Indemnification  Agreements  among  the  Company  and  certain  executive  officers  and directors  (incorporated  by reference  to Exhibit  10.19 to Form 10-Q for the period ended March
                  31, 1999).

  #10.28          Employment  Agreement by and between the Company and James T. Hackett,  as amended (the Agreement is  incorporated  by reference  to Exhibit 10.6 to Quarterly  Report on Form 10-Q for the quarter ended  September  30,  1998;  Amendment  to  Employment  Agreement  dated  November  24,  1998 is incorporated  by  reference  to Exhibit  10.15 to Form 10-Q for the period  ended March 31, 1999;
                  Second Amendment to Employment  Agreement,  effective as of December 15, 1999, is incorporated by reference to Exhibit 99.2 to Current  Report on Form 8-K filed with the  Securities  and Exchange
                  Commission on January 7, 2000).

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

  #10.29          Employment  and  Consulting  Agreement  by and between the Company and Barry J. Galt,  as amended
                  (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly  Report on Form 10-Q for
                  the quarter ended  September 30, 1998;  Amendment to Employment  and Consulting  Agreement  dated
                  November  24, 1998 is  incorporated  by  reference  to Exhibit  10.16 to Form 10-Q for the period ended March 31, 1999; Second Amendment to Employment and Consulting  Agreement is incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 30, 1999).

  #10.30          Employment Agreement,  dated as of March 27, 1998, among Ocean Energy, Inc. and John B. Brock, as amended  (the  Agreement  is  incorporated  by reference to Exhibit 10.1 to the Form 8-K of Ocean
                  Energy,  Inc.  (Registration  No. 0-25058) filed with the SEC on March 31, 1998;  Amendment No.1, dated as of November  24, 1998,  is  incorporated  by  reference  to Exhibit  10.33 to the Annual
                  Report on Form 10-K for the year ended  December 31, 1998,  of Ocean Energy,  Inc.  (Registration
                  No. 0-25058)).

  #10.31          Form of Employment  Agreement between the Company and Robert K. Reeves (incorporated by reference to Exhibit 10.41 to Form 10-Q for the period ended June 30, 1999).

  #10.32          Form of  Employment  Agreement  between  the Company and  William L.  Transier  (incorporated  by reference to Exhibit 10.5 to Form 10-Q for the period ended June 30, 1999).

  #10.33          Letter Agreement between the Company and James C. Flores,  dated December 22, 1999  (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on January 7, 2000).

  #10.34          Employment  Agreement  between the Company and James C.  Flores,  effective as of January 1, 2000
                  (incorporated  by  reference  to Exhibit  99.4 to Current  Report on Form 8-K filed on January 7,
                  2000).

  #10.35          Severance  Agreement  between Ocean Energy,  Inc., (the "Company") a Texas  corporation  formerly known as Seagull Energy Corporation,  and John D. Schiller Jr.  ("Executive") dated September 27,
                  1999  (incorporated  by reference to Exhibit 10.1 to Form 10-Q for the period ended September 30,
                  1999).

  #10.36          Executive Supplemental  Retirement Plan Membership Agreement by and between the Company and James
                  T. Hackett  (incorporated  by reference to Exhibit 10.7 to Quarterly  Report on Form 10-Q for the
                  quarter ended September 30, 1998).

  #10.37          Executive  Supplemental  Retirement  Plan Membership  Agreement  between the Company and Barry J.
                  Galt dated as of February 3, 1986,  as amended  (incorporated  by  reference  to Exhibit  10.2 to
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

  #10.38          Severance  Agreement  between the  Company  and James T.  Hackett,  as amended  (incorporated  by reference to Exhibit 10.8 to Quarterly  Report on Form 10-Q for the quarter  ended  September 30,
                  1998).  Amendment to Severance  Agreement,  effective  as of December 15, 1999,  incorporated  by reference to Exhibit 99.1 to Current  Report on Form 8-K filed with the  Securities  and Exchange
                  Commission on January 7, 2000.

                               Ocean Energy, Inc.
                                 EXHIBIT INDEX

  #10.39          Severance  Agreement,  including Amendment and Second Amendment to Severance  Agreement,  between the Company and Barry J. Galt  (incorporated  by reference to Exhibit 10.2 to Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998).

  #10.40          Promissory Note between John D. Schiller,  Jr. and Seagull  (incorporated by reference to Exhibit
                  10.31 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.41          Promissory  Note between  William L. Transier and Seagull  (incorporated  by reference to Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.42          Promissory Note between Barry J. Galt and Seagull  (incorporated by reference to Exhibit 10.33 to
                  Annual Report on Form 10-K for the year ended December 31, 1998).

   10.43          Purchase and Sale  Agreement  dated June 15,  1999,  between the  Company,  as Seller,  and SEMCO
                  ENERGY, Inc., as Purchaser,  for the sale of ENSTAR (incorporated by reference to Exhibit 10.2 to
                  Form 10-Q for the period ended June 30, 1999).

   10.44          Purchase  and Sale  Agreement  dated July 30,  1999,  between  the  Company as Seller,  and Cross
                  Timbers  Oil  Company,  as  Purchaser,  for the sale of the Arkoma  properties  (incorporated  by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 1999).

  *10.45          Natural Gas Purchase and Sale  Agreement  dated October 1, 1999 between the Company as Seller and
                  Duke Energy Trading and Marketing, L.L.C., as Buyer, filed herewith.

  *13.0           1999 Annual Report of the Company (selected portions), filed herewith.

  *23.1           Consent of KPMG LLP.

  *23.2           Consent of Arthur Andersen LLP.

  *27.1           Financial Data Schedule.