Form 10-Q
period 2000-03-31
OCEAN ENERGY INC /TX/
filed 2000-05-12
CIK 320321

===============================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000

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

                                      None
                 (Former name,former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

As of May 9, 2000, 167,499,666 shares of Common Stock, par value $0.10 per share, were outstanding.


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

        Consolidated  Statements of Operations for the Three Months
        Ended March 31, 2000 and 1999....................................... 1

        Consolidated Balance Sheets - March 31, 2000
        and December 31, 1999............................................... 2

        Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2000 and 1999....................................... 3

        Consolidated Statements of Comprehensive Income
        for the Three Months Ended March 31, 2000 and 1999 ................. 4

         Notes to Consolidated Financial Statements......................... 5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................................12

Item 3. Quantitative and Qualitative Disclosures about Market Risks.........19

Part II.  Other Information.................................................19

Signatures..................................................................21


                                      (i)

Item. 1  Unaudited Consolidated Financial Statements

                               Ocean Energy, Inc.
                      Consolidated Statements Of Operations
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                              ---------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    ------------------

Revenues..................................................................         $  246,068           $  105,694

Costs of Operations:
   Operating expenses.....................................................             56,820               45,160
   Depreciation, depletion and amortization...............................             80,080               58,608
   Impairment of oil and gas properties...................................                  -               28,500
   General and administrative.............................................              9,122                4,576
                                                                              -----------------    ------------------
                                                                                      146,022              136,844
                                                                              -----------------    ------------------

Operating Profit (Loss)...................................................            100,046              (31,150)

Other (Income) Expense:
   Interest expense.......................................................             19,228               25,170
   Merger and integration costs...........................................              3,273               40,652
   Interest income and other..............................................               (739)                (483)
                                                                              -----------------    ------------------
                                                                                       21,762               65,339
                                                                              -----------------    ------------------

Income (Loss) Before Income Taxes.........................................             78,284              (96,489)

Income Tax Expense (Benefit)..............................................             35,306              (15,438)
                                                                              -----------------    ------------------

Net Income (Loss).........................................................             42,978              (81,051)
Preferred Stock Dividends.................................................                813                  801
                                                                              -----------------    ------------------

Net Income (Loss) Available to Common Shareholders........................         $   42,165           $  (81,852)
                                                                              =================    ==================


Earnings (Loss) Per Common Share:
   Basic..................................................................         $    0.25            $   (0.79)
                                                                              =================    ==================
   Diluted................................................................         $    0.25            $   (0.79)
                                                                              =================    ==================

Weighted Average Number of Common Shares Outstanding:
   Basic..................................................................            167,031              103,192
                                                                              =================    ==================
   Diluted................................................................            174,550              103,192
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                           Consolidated Balance Sheets
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                   2000                 1999
                                                                             ------------------   ------------------
                                                      Assets
Current Assets:
   Cash and cash equivalents............................................       $      72,889        $      64,889
   Accounts receivable, net.............................................             167,130              170,034
   Inventories..........................................................              30,231               28,723
   Prepaid expenses and other...........................................              30,295               26,304
                                                                             ------------------   ------------------
     Total Current Assets...............................................             300,545              289,950

Property, Plant and Equipment, at cost, full cost method for oil and gas:
   Evaluated oil and gas properties.....................................           3,839,477            3,706,288
   Unevaluated oil and gas properties excluded from amortization........             495,296              507,197
   Other................................................................              86,173               84,410
                                                                             ------------------   ------------------
                                                                                   4,420,946            4,297,895
Accumulated Depreciation, Depletion and Amortization....................          (2,264,472)          (2,094,885)
                                                                             ------------------   ------------------
                                                                                   2,156,474            2,203,010

Deferred Income Taxes...................................................             205,276              233,406
Other Assets............................................................              54,166               56,777
                                                                             ------------------   ------------------

Total Assets............................................................       $   2,716,461        $   2,783,143
                                                                             ==================   ==================

                                       Liabilities And Shareholders' Equity
Current Liabilities:
   Accounts and notes payable...........................................       $     224,889        $     275,629
   Accrued interest payable.............................................              17,396               41,119
   Accrued liabilities..................................................              19,467               51,542
   Current maturities of long-term debt.................................              11,119               13,651
                                                                             ------------------   ------------------
     Total Current Liabilities..........................................             272,871              381,941

Long-Term Debt..........................................................           1,306,765            1,333,410
Other Noncurrent Liabilities and Deferred Revenue.......................             146,357              120,097
Commitments and Contingencies...........................................

Shareholders' Equity:
   Preferred stock, $1.00 par value; authorized 10,000,000 shares; issued
     50,000 shares......................................................                  50                   50
   Common stock, $0.10 par value; authorized 230,000,000 shares; issued
     167,492,463 and 166,979,981 shares, respectively...................              16,749               16,699
   Additional paid-in capital...........................................           1,488,523            1,484,688
   Accumulated deficit..................................................            (505,052)            (547,216)
   Other................................................................              (9,802)              (6,526)
                                                                             ------------------   ------------------
     Total Shareholders' Equity.........................................             990,468              947,695
                                                                             ------------------   ------------------

Total Liabilities and Shareholders' Equity..............................       $   2,716,461        $   2,783,143
                                                                             ==================   ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                      Consolidated Statements Of Cash Flows
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                              ---------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    ------------------
 Operating Activities:
   Net income (loss)......................................................         $   42,978           $  (81,051)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization.............................             80,080               58,608
     Impairment of oil and gas properties.................................                  -               28,500
     Deferred income taxes................................................             28,245              (17,361)
     Merger and integration costs not yet paid ...........................                  -               40,652
     Other................................................................             (3,158)               3,309
                                                                              -----------------    ------------------
                                                                                      148,145               32,657
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable....................................              2,904                8,642
       Decrease (increase) in inventories, prepaid expenses and other.....             (6,168)              20,818
       Decrease in accounts and notes payable.............................            (30,055)             (23,581)
       Increase (decrease) in accrued expenses and other..................            (25,181)              37,234
                                                                              -----------------    ------------------
     Net Cash Provided by Operating Activities............................             89,645               75,770
                                                                              -----------------    ------------------

 Investing Activities:
   Capital expenditures...................................................           (123,484)             (51,726)
   Acquisition costs, net of cash acquired................................               (286)              (1,841)
   Proceeds from sales of property, plant and equipment...................             90,226               39,564
                                                                              -----------------    ------------------
     Net Cash Used in Investing Activities................................            (33,544)             (14,003)
                                                                              -----------------    ------------------

 Financing Activities:
   Proceeds from debt.....................................................            401,289              542,461
   Principal payments on debt ............................................           (449,446)            (574,983)
   Proceeds from sales of common stock....................................              1,738                    -
   Deferred debt issue costs..............................................                  -               (6,370)
   Other..................................................................             (1,682)                (791)
                                                                              -----------------    ------------------
     Net Cash Used in Financing Activities................................            (48,101)             (39,683)
                                                                              -----------------    ------------------

 Increase In Cash and Cash Equivalents....................................              8,000               22,084

 Cash and Cash Equivalents at Beginning of Period.........................             64,889               10,706
                                                                              -----------------    ------------------

 Cash and Cash Equivalents at End of Period...............................         $   72,889           $   32,790
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                 Consolidated Statements Of Comprehensive Income
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                               Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                2000                 1999
                                                                          -----------------    ------------------
Net income (loss)......................................................        $   42,978           $  (81,051)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment.............................                 -                  979
                                                                          -----------------    ------------------

Comprehensive income (loss)............................................        $   42,978           $  (80,072)
                                                                          =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1.       Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. ("Ocean", "OEI" or "the Company"), a Texas corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     On March 30, 1999, Ocean Energy, Inc. ("Old Ocean") merged with and into Seagull Energy Corporation ("Seagull", the "Merger"). The resulting company was renamed Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial results presented here are those of Ocean Energy, Inc. on a stand alone basis for the first quarter of 1999 and of the combined company for the first quarter of 2000.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Property, Plant and Equipment - The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended March 31, 2000 and 1999, the Company capitalized interest expense in the amount of $12 million and $7 million, respectively, and certain employee-related costs in the amount of $10 million and $5 million, respectively.

     During the first quarter of 1999, the Company recognized impairments in the amount of $28.5 million, pre-tax, related primarily to the sale of the Canadian subsidiary on April 15, 1999.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

                                                 Net Income (Loss)          Weighted Average          Earnings (Loss)
                                                Available to Common           Common Shares              Per Share
                                                   Shareholders                Outstanding                Amount
                                              ------------------------    ----------------------     ------------------
                                                                                                     >C>
Quarter Ended March 31, 2000:
     Basic....................................        $  42,165                    167,031                $  0.25
     Effect of dilutive securities:
          Stock options.......................                -                      4,078
          Convertible preferred stock.........              813                      3,441
                                              ------------------------    ----------------------
     Diluted..................................        $  42,978                    174,550                $  0.25
                                              ========================    ======================

Quarter Ended March 31, 1999:
     Basic...................................        $  (81,852)                   103,192                $ (0.79)
     Effect of dilutive securities...........                 -                          -
                                              ------------------------    ----------------------
     Diluted.................................        $  (81,852)                   103,192                $ (0.79)
                                              ========================    ======================

     Options to purchase 9,401,000 shares of common stock at $10.19 to $36.54 per share were outstanding during the first quarter of 2000 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2010. Options to purchase a weighted average of 12,737,000 shares of common stock at prices ranging from $2.11 to $36.54 per share were outstanding during the first quarter of 1999 but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates through 2009.

     Treasury Stock - The Company follows the average cost method of accounting for treasury stock transactions.

     Accounting   Pronouncements  -  In  June  1998,  the  Financial  Accounting
Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of this statement, the Company does not believe the statement will have a significant impact on its results of operations as it expects its current derivative activities would continue to qualify under hedge accounting.

Note 2.       Acquisition and Disposition of Assets

     Merger - On March 30, 1999, the shareholders approved the Merger. At the date of the Merger, assets and liabilities of Old Ocean were recorded based upon their historical costs, and the assets and liabilities of Seagull were recorded at their estimated fair market values. As of December 31, 1999, a total purchase price of $642 million had been allocated to assets and liabilities.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     For the first quarter of 1999, Seagull on a stand-alone basis recorded revenues of $57 million from its oil and gas operations and revenues of $39 million from its Alaskan transmission and distribution subsidiary and had production of 19,456 barrels of oil per day and 277 MMcf of gas per day.

     Disposition of Oil and Gas Assets - On March 31, 2000, the Company completed the sale of its East Bay Complex receiving net proceeds of approximately $78 million. The properties consisted of South Pass 24, South Pass 27 and South Pass 39 Fields, located in the Mississippi Delta Region of the Gulf of Mexico. The East Bay Complex contributed revenues of $23 million and $11 million for the three months ended March 31, 2000 and 1999, respectively, and had operating profit (loss) of $10 million and $(1) million, respectively. The proceeds were used to repay amounts outstanding under the Company's existing credit facilities.

     During March 1999, the Company completed sales of its interests in certain non-core U.S. onshore assets located primarily in the MidContinent, Permian Basin and Rocky Mountain regions and realized proceeds of $40 million from the sales. The proceeds were used to repay amounts outstanding under the Company's existing credit facilities.

Note 3.       Supplemental Disclosures of Cash Flow Information

                                                                             Three Months Ended March 31,
                                                                   --------------------------------------------------
                                                                          2000                         1999
                                                                   --------------------        ----------------------
                                                                             (amounts in thousands)
Cash paid during the period for:
  Interest..................................................          $    41,491                 $    36,254
  Income taxes..............................................               15,087                       1,131

     The March 30, 1999 Merger was completed through the issuance of common stock. Therefore, the Merger increased property, plant and equipment by $1.3 billion, debt by $563 million, other liabilities by $200 million, and equity by $595 million through a non-cash transaction that was not reflected in the statement of cash flows. The $1.8 million of acquisition costs reflected in "investing activities" in the statement of cash flows for the three months ended March 31, 1999, represents the cash expenses paid in connection with the Merger, less the cash of Seagull on the date of the Merger.

Note 4.       Financial Instruments

     From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and natural gas production to achieve a more predictable cash flow as well as to reduce its exposure to price fluctuations. These transactions generally are swaps or price collars and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil. These derivative financial instruments will limit the Company's realized revenues if market prices exceed the contracted ceiling price and limit losses if market prices fall below the contracted floor price. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized price of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



financial instruments relate. Oil and gas revenues have decreased by $20 million and $5 million for the three months ended March 31, 2000 and 1999, respectively, as a result of the derivative contracts and a prepaid crude oil sales contract.

     As of March 31, 2000, the Company had hedged approximately 10 MMBbl of oil and 35 Bcf of natural gas for the remainder of the year. The average price of hedged production is $21.62 per Bbl for crude oil and $2.75 per Mcf for natural gas.

Note 5.       Supplemental Guarantor Information

     Ocean Energy, Inc., a Louisiana corporation and wholly-owned subsidiary of the Company ("Ocean Louisiana"), has unconditionally guaranteed the full and prompt performance of the Company's obligations under certain of the notes and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent. In order to provide meaningful financial data relating to the guarantor (i.e., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

1) The Company accounts for investments in subsidiaries on the cost basis. Earnings of subsidiaries are therefore not reflected in the related investment accounts.

2) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                             (Amounts in Thousands)

                                                            Unconsolidated
                                     --------------------------------------------------------------
                                                               Guarantor          Non-Guarantor
2000                                        OEI               Subsidiary           Subsidiaries      Consolidated OEI
                                     ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $      92,422         $     153,646        $     246,068
Costs of Operations:
   Operations and maintenance......                -               19,753                37,067               56,820
   Depreciation, depletion and
      amortization.................            1,583               22,472                56,025               80,080
   General and administrative......            9,122                    -                     -                9,122
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............          (10,705)              50,197                60,554              100,046
Interest Expense...................           18,985                    -                   243               19,228
Merger and integration costs.......            3,273                    -                     -                3,273
Interest Income and Other..........              448                   14                (1,201)                (739)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (33,411)              50,183                61,512               78,284
Income Tax Provision (Benefit).....          (12,195)              18,317                29,184               35,306
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $     (21,216)       $      31,866         $      32,328        $      42,978
                                     ==================   ====================  ===================  ==================

1999
Revenues...........................    $           -        $      48,800         $      56,894        $     105,694
Costs of Operations:
   Operations and maintenance......                -               24,469                20,691               45,160
   Depreciation, depletion and
     amortization..................                -               30,328                28,280               58,608
   Impairment of oil and gas
     properties....................                -                    -                28,500               28,500
   General and administrative......                -                4,330                   246                4,576
                                     ------------------   --------------------  -------------------  ------------------
Operating Loss.....................                -              (10,327)              (20,823)             (31,150)
Interest Expense...................           14,484               12,477                (1,791)              25,170
Merger and integration costs.......                -               40,652                     -               40,652
Interest Income and Other..........               (1)              (3,487)                3,005                 (483)
                                     ------------------   --------------------  -------------------  ------------------
Loss Before Taxes..................          (14,483)             (59,969)              (22,037)             (96,489)
Income Tax Provision (Benefit).....          (27,716)               9,041                 3,237              (15,438)
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $      13,233        $     (69,010)        $     (25,274)       $     (81,051)
                                     ==================   ====================  ===================  ==================

                                       9

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

               Supplemental Condensed Consolidating Balance Sheets
                     At March 31, 2000 and December 31, 1999
                             (Amounts in Thousands)

                                                 Unconsolidated
                                --------------------------------------------------
                                                   Guarantor       Non-Guarantor     Eliminating       Consolidated
March 31, 2000                       OEI           Subsidiary       Subsidiaries       Entries             OEI
                                --------------   ---------------   ---------------  ---------------   ---------------
Assets
Current Assets................    $     6,290      $    68,202       $   226,053      $         -       $   300,545
Intercompany Investments......      2,433,929          (78,317)          (33,537)      (2,322,075)                -
Property, Plant and Equipment,
   Net........................         21,935          520,493         1,614,046                -         2,156,474
Other Assets..................         51,232          187,392            20,818                -           259,442
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,513,386      $   697,770       $ 1,827,380      $(2,322,075)      $ 2,716,461
                                ==============   ===============   ===============  ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities...........    $    81,794      $   107,396       $    83,681      $         -       $   272,871
Long-Term Debt................      1,297,992                -             8,773                -         1,306,765
Other Liabilities.............        116,249           11,390            18,718                -           146,357
Shareholders' Equity..........      1,017,351          578,984         1,716,208       (2,322,075)          990,468
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,513,386      $   697,770       $ 1,827,380      $(2,322,075)      $ 2,716,461
                                ==============   ===============   ===============  ===============   ===============

December 31, 1999
Assets
Current Assets................    $     3,266      $    60,340       $   226,344      $         -       $   289,950
Intercompany Investments......      2,498,760         (167,761)           (8,925)      (2,322,074)                -
Property, Plant and Equipment,
    Net.......................         22,630          586,164         1,594,216                -         2,203,010
Other Assets..................         72,943          187,393            29,847                -           290,183
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,597,599      $   666,136       $ 1,841,482      $(2,322,074)      $ 2,783,143
                                ==============   ===============   ===============  ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities...........    $   131,041      $   107,628       $   143,272      $         -       $   381,941
Long-Term Debt................      1,324,811                -             8,599                -         1,333,410
Other Liabilities.............        102,976           11,390             5,731                -           120,097
Shareholders' Equity..........      1,038,771          547,118         1,683,880       (2,322,074)          947,695
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,597,599      $   666,136       $ 1,841,482      $(2,322,074)      $ 2,783,143
                                ==============   ===============   ===============  ===============   ===============

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                             (Amounts in Thousands)

                                                          Unconsolidated
                                     ----------------------------------------------------------
                                                             Guarantor         Non-Guarantor
2000                                        OEI              Subsidiary         Subsidiaries      Consolidated OEI
                                     ------------------   -----------------   -----------------   ------------------
Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $     (21,216)       $      31,866       $      32,328       $      42,978
   Adjustments to reconcile net
     income (loss) to net cash from
     operating activities..........           26,670               22,472              56,025             105,167
   Changes in assets and liabilities         (22,675)              (8,093)            (27,732)            (58,500)
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided by (Used in)
   Operating Activities............          (17,221)              46,245              60,621              89,645
Cash Flows Provided by (Used in)
   Investing Activities............             (888)              43,199             (75,855)            (33,544)
Cash Flows Provided by (Used in)
   Financing Activities............           16,557              (89,444)             24,786             (48,101)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase (Decrease) in Cash and
   Cash Equivalents................           (1,552)                   -               9,552               8,000
Cash and Cash Equivalents:
   Beginning of Period.............            1,552                    -              63,337              64,889
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           -        $           -       $      72,889       $      72,889
                                     ==================   =================   =================   ==================

1999
Cash Flows from Operating Activities
   Net Income (Loss)...............    $      13,233        $     (69,010)      $     (25,274)      $     (81,051)
   Adjustments to reconcile net
     Income (Loss) to net cash from
     operating activities..........          (27,262)              69,613              71,357             113,708
   Changes in assets and liabilities          14,793               34,908              (6,588)             43,113
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided by Operating
   Activities......................              764               35,511              39,495              75,770
Cash Flows Used in Investing
   Activities......................                -               (9,124)             (4,879)            (14,003)
Cash Flows Used In Financing
   Activities......................             (764)             (26,387)            (12,532)            (39,683)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase in Cash and Cash
   Equivalents.....................                -                    -              22,084              22,084
Cash and Cash Equivalents:
   Beginning of Period.............                -                    -              10,706              10,706
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $           -        $           -       $      32,790       $      32,790
                                     ==================   =================   =================   ==================

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion is intended to assist in understanding the Company's financial position, results of operations and cash flows for the quarters ended March 31, 2000 and 1999.

     On March 30, 1999, Ocean Energy, Inc. ("Old Ocean") merged with and into Seagull Energy Corporation ("Seagull", the "Merger"). In conjunction with the Merger, Seagull amended its Articles of Incorporation to change its name to Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean in a purchase business transaction. As such, the financial results presented here are those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 and of the combined company for the first quarter of 2000.

     The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 contain detailed information that should be referred to in conjunction with the following discussion.

                              Results Of Operations
                             (Amounts in Thousands)

                                                                                 Three Months Ended March 31,
                                                                            ---------------------------------------
                                                                                  2000                 1999
                                                                            -----------------     -----------------
Oil and gas operations:
Revenues:
  Natural gas.........................................................        $     93,385          $     47,024
  Oil and NGL.........................................................             152,683                58,670
                                                                            -----------------     ----------------
                                                                                   246,068               105,694
                                                                            -----------------     ----------------

Operating expenses....................................................              56,820                45,160
Depreciation, depletion and amortization..............................              78,498                57,171
Impairment of oil and gas properties..................................                   -                28,500
                                                                            -----------------     ----------------
  Operating profit (loss).............................................             110,750               (25,137)
Corporate.............................................................             (10,704)               (6,013)
                                                                            -----------------     ----------------
   Total operating profit (loss)......................................        $    100,046          $    (31,150)
                                                                            =================     ================

     With the Merger, the Company gained new operations in Egypt, Russia and Indonesia and expanded its operations in the U.S. and Cote d'Ivoire. These expanded operations, combined with the recovery of world crude oil and natural gas prices which began during the second quarter of 1999, resulted in a $140 million increase in revenues during the first quarter of 2000. For the first quarter of 1999, Seagull on a stand-alone basis recorded revenues of $57 million from its oil and gas operations and revenues of $39 million from its Alaskan transmission and distribution subsidiary and had production of 19,456 barrels of oil per day and 277 MMcf of gas per day. During the first quarter of 1999 the Company recorded impairments of oil and gas properties in the amount of $28.5 million related to the sale of the Canadian subsidiary on April 15, 1999. These factors combined to improve total operating profit by $131 million for the first quarter of 2000 compared to the first quarter of 1999.

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                             Oil and Gas Operations

     Revenues - Natural gas revenues almost doubled for the three months ended March 31, 2000, totaling $93 million as compared to $47 million for the three months ended March 31, 1999. This increase is primarily due to production from properties acquired in the Merger and to higher average gas prices realized during the period. The average realized price for natural gas increased 46% to $2.46 per Mcf in the first quarter of 2000 as compared to $1.68 in the first quarter of 1999. Daily natural gas production for the first quarter of 2000 was 417 MMcf, an increase of 34% over 1999 volumes due primarily to the acquisition of producing properties in the Merger, partially offset by the sale of the Canadian subsidiary in the first quarter of 1999 and by the sale of certain other non-core producing properties during 1999.

     Oil revenues reached $153 million for the three months ended March 31, 2000, an increase of 160% over revenues of $59 million for the three months ended March 31, 1999. This increase is the result of production from properties acquired in the Merger and an increase in the average realized oil price during the period. The average realized price for oil increased by almost $13.00 per barrel to $22.99 for the first quarter of 2000 compared to $10.04 for the first quarter of 1999. Daily oil production increased 12% to 73 MBbl for the first quarter of 2000 as compared to 65 MBbl for the first quarter of 1999.

     Oil and gas revenues for the quarters ended March 31, 2000 and 1999, have decreased by $20 million and $5 million, respectively, as a result of derivative contracts and a prepaid crude oil sales contract.

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

                                                    Operating Data

                                    Net Daily Natural Gas Production (1)         Net Daily Oil and NGL Production (1)
                                        Three Months Ended March 31,                 Three Months Ended March 31,
                                  -----------------------------------------    ------------------------------------------
                                        2000                    1999                 2000                    1999
                                  -----------------       -----------------    -----------------       ------------------
Production:
   Domestic...................              374.3                   251.5               32,808                   39,811
   Equatorial Guinea..........                  -                       -               21,300                   19,400
   Cote d'Ivoire..............               32.5                    23.5                4,568                    4,489
   Egypt......................                 .6                       -                9,446                        -
   Other International(2).....                9.4                    36.0                4,873                    1,233
                                  -----------------       -----------------    -----------------       ------------------
Total.........................              416.8                   311.0               72,995                   64,933
                                  =================       =================    =================       ==================

 Average Prices:
    Domestic..................        $     2.43              $     1.65           $    27.85              $     11.03
    Equatorial Guinea.........        $        -              $        -           $    26.35              $     11.28
    Cote d'Ivoire.............        $     2.01              $     1.83           $    23.74              $      9.88
    Egypt.....................        $     5.06              $        -           $    26.16              $         -
    Other International(2)....        $     3.35              $     1.54           $    18.36              $     11.10
    Weighted Average..........        $     2.42              $     1.65           $    26.30              $     11.03
   Weighted Average
    Prices
    including Hedging
    Activities and Prepaid            $     2.46              $     1.68           $    22.99              $     10.04
    Crude Oil Sales Contract..

(1) Natural gas is stated in MMcf and $ per Mcf. Oil and NGL are stated in Bbl and $ per Bbl.

(2) Other International includes primarily Russia and Indonesia in 2000 and Canada in 1999.

     Operating Expenses - Operating expenses per BOE remained relatively unchanged at $4.38 per BOE for the first quarter of 2000 compared to $4.30 per BOE for the first quarter of 1999. Total operating expenses increased $12 million, or 27%, to $57 million for the three months ended March 31, 2000 from $45 million for the comparable 1999 period. This increase is attributable to a 23% increase in production volumes from the acquisition of additional producing properties in the Merger, as well as from increased production from existing properties, partially offset by the property sales discussed earlier.

     Depreciation, Depletion and Amortization Expense - Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased 37%, to $78 million for the three months ended March 31, 2000, from $57 million for the comparable 1999 period primarily due to increased production. DD&A expense per BOE related to oil and gas operations rose $0.61, or 11%, to $6.05 per BOE for the quarter ended March 31, 2000, from $5.44 per BOE for the comparable period in 1999. The higher DD&A expense per BOE for the first quarter of 2000 is primarily attributable to the effects of the Merger and property sales on the geographic mix of production.

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     Impairment of Oil and Gas Properties - During the first quarter of 1999 the Company recorded an impairment of oil and gas properties of $28.5 million related primarily to the sale of the Canadian subsidiary.

     General and Administrative Expenses - General and administrative expenses increased $4 million, or 80%, to $9 million for the three months ended March 31, 2000 from $5 million in the comparable 1999 period. Approximately $3 million of this increase is due to expense relating to compensation plans that are tied directly to the market price of the Company's common stock.

                                      Other

     Interest Expense - Interest expense decreased 24%, or $6 million, to $19 million for the three months ended March 31, 2000 from $25 million in the comparable 1999 period. This decrease is the result of the Company's debt reduction program undertaken subsequent to the Merger in 1999 and to the increase in the amount of interest capitalized during the first quarter of 2000 ($12 million in 2000 as opposed to $7 million in 1999) due to the increase in the level of capital expenditures.

     Merger and Integration Costs - Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first quarter of 2000. Costs of $41 million were recorded in the first quarter of 1999 and consisted primarily of Old Ocean's severance costs ($21 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million).

     Income Tax Expense (Benefit) - Income tax expense of $35 million was recognized for the three months ended March 31, 2000, compared to a benefit of $15 million for the three months ended March 31,1999. The change is primarily the result of three factors: (i) significant improvement in operating results;
(ii) changes in the nature of deferred tax assets and liabilities due to the Merger and subsequent asset sales; and (iii) the relative significance of international operating results and taxes to the Company's total results.


                         Liquidity and Capital Resources

     Liquidity - With the Merger, the Company had incurred nearly $2 billion in debt as of March 31, 1999. One of management's goals for 1999 was the reduction of these high debt levels. Using proceeds from asset sales and from a prepaid crude oil sales contract, debt was reduced to $1.3 billion at the end of 1999. As of March 31, 2000, the Company's debt was $1.3 billion.

     Concurrent with the closing of the Merger on March 30, 1999, the Company entered into new credit facilities (the "Credit Facilities") which combined the existing credit facilities of both Old

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Ocean and Seagull. As of March 31, 2000, the Credit Facilities consist of a $500 million five-year revolving facility and a renewable $200 million 364-day facility. The Credit Facilities bear interest, at the Company's option, at a competitive bid or LIBOR or prime rates plus applicable margins ranging from zero to 1.7%. As of March 31, 2000, borrowings outstanding against the Credit Facilities totaled $275 million, and Letters of Credit totaled $45 million, leaving $380 million of available credit.

     The Company's debt to total capitalization ratio has decreased to 57% at March 31, 2000, from 58% at December 31, 1999, and 68% at March 31, 1999.

     Effects of Leverage - The Company has outstanding indebtedness of approximately $1.3 billion as of March 31, 2000. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions that limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate or other purposes may be impaired.


                              Capital Expenditures
                             (Amounts in Thousands)

                                                                                 Three Months Ended March 31,
                                                                          -------------------------------------------
                                                                                2000                     1999
                                                                          ------------------       ------------------
Oil and Gas Operations:
  Leasehold acquisitions.............................................        $    15,424              $     3,899
  Exploration costs..................................................             48,757                    8,991
  Development costs..................................................             56,973                   36,019
                                                                          ------------------       ------------------
                                                                                 121,154                   48,909
Corporate............................................................              2,330                    2,817
                                                                          ------------------       ------------------
Total Capital Expenditures...........................................        $   123,484              $    51,726
                                                                          ==================       ==================

     The Company's capital expenditure budget for 2000 is expected to be approximately $500 million (excluding proved property acquisitions). Actual capital spending may vary from the capital expenditure budget. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

    The  Company  makes,  and  will  continue  to  make,   substantial  capital
expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance capital expenditures for the year 2000 primarily with funds provided by operations.

     The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance. Such future performance is subject to many conditions that are beyond the Company's control, particularly oil and gas prices, and the Company's ability to obtain additional debt and equity financing, if necessary. The Company currently expects that its cash flow from operations and availability under the Credit Facilities will be adequate to execute its business plan for the year 2000. However, no assurance can be given that the Company will not experience liquidity problems from time to time or on a long-term basis. If the Company's cash flow from operations and availability under the Credit Facilities are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of this statement, the Company does not believe the statement will have a significant impact on its results of operations as it expects that its current derivative activities would continue to qualify under hedge accounting.

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

Defined Terms

     Natural gas is stated herein in thousand cubic feet ("Mcf"), million cubic feet ("MMcf") or billion cubic feet ("Bcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl"), thousand barrels ("MBbl"), or million barrels ("MMBbl"). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy

                               Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


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

     When used in this document, the words "believes," "expects," "anticipates," "intends" or similar expressions are intended to identify such forward-looking statements. The following important factors, in addition to those discussed elsewhere in this document could affect the future results of the energy industry in general and could cause results to differ materially from those expressed in such forward-looking statements:

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

                               Ocean Energy, Inc.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

     To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various derivative financial instruments for its oil and natural gas production for the remainder of 2000 and for 2001. See Note 4 to the Company's Consolidated Financial Statements for a discussion of hedging activities during the first quarter of 2000. To calculate the potential effect of the derivative contracts on revenues, the Company applies the average NYMEX oil and gas strip prices for the remainder of 2000 and for 2001 to the quantity of the Company's oil and gas production hedged as of March 31, 2000. Using this calculation, the estimated potential effect of the derivatives contracts is an approximate $29 million net decrease in revenues for the remainder of the year 2000 and an approximate $14 million net decrease for 2001. Assuming a 10% decrease in oil and gas prices, the potential effect of the derivatives contracts would be an approximate $1 million increase in revenues for the remainder of 2000 and an approximate $3 million decrease for 2001. Assuming a 10% increase in oil and gas prices, the potential effect of the derivatives contracts would be an approximate $60 million decrease in revenues for the remainder of 2000 and an approximate $25 million decrease for 2001.

     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the Company's Credit Facilities. Debt outstanding under the Credit Facilities represents approximately 21% of the Company's total debt as of March 31, 2000 and is the only floating rate debt. Based upon the balances outstanding as of March 31, 2000 and assuming no changes in the amount of debt outstanding, the potential effect on annual interest expense of a 10% increase or decrease in interest rates is approximately $2 million.


Part II. Other Information

Item 4.       Submission of Matters to a Vote of Security Holders

     None during the first quarter of 2000.

                               Ocean Energy, Inc.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits:

  * 4.1            First  Amendment  to Revolving  Credit  Agreement,  dated as of February 29, 2000,  by and among the
                   Company,  Bank of America, N.A. as Syndication Agent, Bank One, Texas, N.A., as Documentation Agent,
                   Societe  Generale,  Southwest Agency and Bank of Montreal,  as Managing Agents,  The Chase Manhattan
                   Bank,  as  Auction  Administrative  Agent,  and  Chase  Bank  of  Texas,  National  Association,  as
                   Administrative Agent.

  * 4.2            First  Amendment  to 364-Day  Credit  Agreement,  dated as of February  29,  2000,  by and among the
                   Company,  Credit Suisse First Boston as Administrative  Agent, Credit Suisse First Boston as Auction
                   Administrative  Agent, Bank of America, N.A. as Syndication Agent, and Chase Bank of Texas, National
                   Association, as Documentation Agent.

 * 27.1            Financial Data Schedule.

*  Filed herewith.

(b) Reports on Form 8-K: On February 23, 2000, the Company filed a Current Report on Form 8-K dated February 23, 2000 containing the Company's current estimates of its operating statistics for the year ended December 31, 2000. The item reported in such Current Report was Item 5 (Other Events).

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

               Date:         May 12, 2000


                 By:        /s/ Gordon L. McConnell
                            Gordon L. McConnell
                            Vice President and Controller
                            (Principal Accounting Officer)

                Date:        May 12, 2000

                               OCEAN ENERGY, INC.
                               INDEX TO EXHIBITS


  * 4.1            First  Amendment  to Revolving  Credit  Agreement,  dated as of February 29, 2000,  by and among the
                   Company,  Bank of America, N.A. as Syndication Agent, Bank One, Texas, N.A., as Documentation Agent,
                   Societe  Generale,  Southwest Agency and Bank of Montreal,  as Managing Agents,  The Chase Manhattan
                   Bank,  as  Auction  Administrative  Agent,  and  Chase  Bank  of  Texas,  National  Association,  as
                   Administrative Agent.

  * 4.2            First  Amendment  to 364-Day  Credit  Agreement,  dated as of February  29,  2000,  by and among the
                   Company,  Credit Suisse First Boston as Administrative  Agent, Credit Suisse First Boston as Auction
                   Administrative  Agent, Bank of America, N.A. as Syndication Agent, and Chase Bank of Texas, National
                   Association, as Documentation Agent.

 * 27.1            Financial Data Schedule.

*  Filed herewith.