Form 10-Q
period 2000-06-30
OCEAN ENERGY INC /TX/
filed 2000-08-01
CIK 320321

================================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

As of July 26, 2000, 166,888,642 shares of Common Stock, par value $0.10 per share, were outstanding.
================================================================================

                               Ocean Energy, Inc.


                                      Index

                                                                           Page
                                                                          Number
Part I.  Financial Information

    Item 1.   Unaudited Consolidated Financial Statements

              Consolidated Statements of Operations for the Three Months and
               Six Months Ended June 30, 2000 and 1999....................    1

              Consolidated Balance Sheets - June 30, 2000
               and December 31, 1999......................................    2

              Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999...............................    3

              Consolidated Statements of Comprehensive Income for the Three
               Months and Six Months Ended June 30, 2000 and 1999.........    4

              Notes to Consolidated Financial Statements..................    5

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   14

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks.   22

Part II.  Other Information...............................................   22

Signatures................................................................   23


                                      (i)

Item. 1  Unaudited Consolidated Financial Statements

                               Ocean Energy, Inc.
                      Consolidated Statements Of Operations
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                              Three Months Ended June 30,       Six Months Ended June 30,
                                                            -------------------------------- ---------------------------------
                                                                 2000             1999            2000             1999
                                                            ---------------  --------------- ---------------  ----------------

Revenues......................................................$  236,429       $  196,206      $  482,497       $  301,900

Costs of Operations:
   Operating expenses.........................................    57,890           65,446         114,710          110,606
   Depreciation, depletion and amortization...................    72,952           89,509         153,032          148,117
   Impairment of oil and gas properties.......................         -                -               -           28,500
   General and administrative.................................     5,950            8,507          15,072           13,083
                                                            ---------------  --------------- ---------------  ----------------
                                                                 136,792          163,462         282,814          300,306
                                                            ---------------  --------------- ---------------  ----------------

Operating Profit..............................................    99,637           32,744         199,683            1,594

Other (Income) Expense:
   Interest expense...........................................    18,866           31,021          38,094           56,191
   Merger and integration costs...............................         -                -           3,273           40,652
   Interest income and other..................................       (93)             369            (832)            (114)
                                                            ---------------  --------------- ---------------  ----------------

Income (Loss) Before Income Taxes.............................    80,864            1,354         159,148          (95,135)

Income Tax Expense (Benefit)..................................    35,371             (235)         70,677          (15,673)
                                                            ---------------  --------------- ---------------  ----------------

Income (Loss) from Continuing Operations......................    45,493            1,589          88,471          (79,462)
Income from Discontinued Operations, Net of
   Income Taxes...............................................         -              547               -              547
                                                            ---------------  --------------- ---------------  ----------------

Net Income (Loss).............................................    45,493            2,136          88,471          (78,915)
Preferred Stock Dividend......................................       812              836           1,625            1,637
                                                            ---------------  --------------- ---------------  ----------------

Net Income (Loss) Available to Common Shareholders............$   44,681       $    1,300      $   86,846       $  (80,552)
                                                            ===============  =============== ===============  ================

Earnings (Loss) Per Common Share:
   Basic:
     Income (Loss) from Continuing Operations................. $    0.27        $    0.01       $     0.52       $    (0.60)
     Income from Discontinued Operations......................        -                -                -                -
                                                            ---------------  --------------- ---------------  ----------------
     Net Income (Loss)........................................ $    0.27        $    0.01       $     0.52       $    (0.60)
                                                            ===============  =============== ===============  ================

   Diluted:
     Income (Loss) from Continuing Operations................. $    0.26        $    0.01       $    0.50        $    (0.60)
     Income from Discontinued Operations......................         -               -                 -               -
                                                            ---------------  --------------- ---------------  ----------------
     Net Income (Loss)........................................ $    0.26        $    0.01       $    0.50        $    (0.60)
                                                            ===============  =============== ===============  ================

Weighted Average Number of Common Shares
     Basic....................................................   167,217          166,441         167,022          134,991
                                                            ===============  =============== ===============  ================
     Diluted..................................................   177,484          168,371         176,057          134,991
                                                            ===============  =============== ===============  ================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                           Consolidated Balance Sheets
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                                                         June 30,           December 31,
                                                                                           2000                 1999
                                                                                     -----------------    ------------------
                                                          Assets

Current Assets:
   Cash and cash equivalents....................................................       $      84,839        $      64,889
   Accounts receivable, net.....................................................             198,344              170,034
   Inventories..................................................................              29,566               28,723
   Prepaid expenses and other...................................................              23,791               26,304
                                                                                     -----------------    ------------------
     Total Current Assets.......................................................             336,540              289,950

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
   Evaluated oil and gas properties.............................................           3,884,763            3,706,288
   Unevaluated oil and gas properties excluded from amortization................             521,007              507,197

   Other........................................................................             142,831               84,410
                                                                                     -----------------    ------------------
                                                                                           4,548,601            4,297,895
Accumulated Depreciation, Depletion and Amortization............................          (2,339,617)          (2,094,885)
                                                                                     -----------------    ------------------
                                                                                           2,208,984            2,203,010

Deferred Income Taxes...........................................................             177,518              233,406
Other Assets....................................................................              54,000               56,777
                                                                                     -----------------    ------------------
Total Assets....................................................................       $   2,777,042        $   2,783,143
                                                                                     =================    ==================

                                           Liabilities And Shareholders' Equity

Current Liabilities:
   Accounts and notes payable...................................................       $     280,105        $     275,629
   Accrued interest payable.....................................................              38,787               41,119
   Accrued liabilities..........................................................              23,576               51,542
   Current maturities of long-term debt.........................................               8,023               13,651
                                                                                     -----------------    ------------------
     Total Current Liabilities..................................................             350,491              381,941

Long-Term Debt..................................................................           1,257,268            1,333,410
Other Noncurrent Liabilities and Deferred Revenue...............................             138,683              120,097
Commitments and Contingencies...................................................

Shareholders' Equity:
   Preferred stock, $1.00 par value; authorized 10,000,000 shares;
     issued 50,000 shares.......................................................                  50                   50
   Common stock, $.10 par value; authorized 230,000,000 shares; issued
     168,638,285 and 166,979,981 shares, respectively...........................              16,864               16,699
   Additional paid-in capital...................................................           1,499,559            1,484,688
   Accumulated deficit..........................................................            (460,372)            (547,216)
   Less - treasury stock, at cost; 1,758,653 and 378,171 shares, respectively...             (22,310)              (3,114)
   Less - Other.................................................................              (3,191)              (3,412)
                                                                                     -----------------    ------------------
     Total Shareholders' Equity.................................................           1,030,600              947,695
                                                                                     -----------------    ------------------
Total Liabilities and Shareholders' Equity......................................       $   2,777,042        $   2,783,143
                                                                                     =================    ==================


          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                      Consolidated Statements Of Cash Flows
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                    Six Months Ended June 30,
                                                                              ---------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    ------------------
 Operating Activities:
   Net income (loss)......................................................      $      88,471        $     (78,915)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization.............................            153,032              148,117
     Impairment of oil and gas properties.................................                  -               28,500
     Deferred income taxes................................................             56,003              (25,727)
     Noncash merger and integration costs.................................                  -               21,047
     Other................................................................              3,453                6,659
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable.........................            (28,310)              41,317
       Decrease in inventories, prepaid expenses and other................                148               16,718
       Decrease in accounts and notes payable.............................            (50,039)             (94,117)
       Amortization of deferred revenue...................................            (12,395)                   -
       Increase in accrued expenses and other.............................              2,614               41,795
                                                                              -----------------    ------------------
     Net Cash Provided by Operating Activities............................            212,977              105,394
                                                                              -----------------    ------------------

 Investing Activities:
   Capital expenditures...................................................           (251,348)            (144,082)
   Capital expenditures of Discontinued Operations........................                  -               (2,171)
   Acquisition costs, net of cash acquired................................               (309)              (2,327)
   Proceeds from sales of property, plant and equipment...................             92,655              109,442
                                                                              -----------------    ------------------
     Net Cash Used In Investing Activities................................           (159,002)             (39,138)
                                                                              -----------------    ------------------

 Financing Activities:
   Proceeds from debt.....................................................            672,583              823,189
   Principal payments on debt ............................................           (698,540)            (946,931)
   Proceeds from deferred revenue.........................................                  -              100,000
   Proceeds from sales of common stock....................................             11,518                  311
   Purchase of treasury stock.............................................            (19,173)                   -
   Deferred debt issue costs..............................................                  -               (6,406)
   Other..................................................................               (413)                (759)
                                                                              -----------------    ------------------
     Net Cash Used In Financing Activities................................            (34,025)             (30,596)
                                                                              -----------------    ------------------

 Increase In Cash and Cash Equivalents....................................             19,950               35,660

 Cash and Cash Equivalents at Beginning of Period.........................             64,889               10,706
                                                                              -----------------    ------------------

 Cash and Cash Equivalents at End of Period...............................      $      84,839        $      46,366
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                 Consolidated Statements Of Comprehensive Income
                             (Amounts in Thousands)
                                   (Unaudited)

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                      --------------------------------- ---------------------------------
                                                            2000             1999            2000             1999
                                                      ----------------- --------------- ---------------- ----------------

Net income (loss)....................................    $   45,493        $    2,136      $   88,471       $  (78,915)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........             -             9,741               -           10,720
                                                      ----------------- --------------- ---------------- ----------------

Comprehensive income (loss) .........................    $   45,493        $   11,877      $   88,471       $  (68,195)
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

     On March 30, 1999, Ocean Energy, Inc. ("Old Ocean") was merged with and into Seagull Energy Corporation ("Seagull", the "Merger"). The resulting company was renamed Ocean Energy, Inc. The Merger was treated for accounting purposes as an acquisition of Seagull by Ocean with the assets and liabilities of Old Ocean being recorded based upon their historical costs and the assets and liabilities of Seagull being recorded at their estimated fair market values. As of December 31, 1999 a total purchase price of $642 million had been allocated to assets and liabilities. The Merger, completed through the issuance of common stock, increased property, plant and equipment by $1.3 billion, debt by $563 million, other liabilities by $200 million, and equity by $595 million through a non-cash transaction. The financial results presented here include those of Ocean Energy, Inc. on a stand alone-basis for the first quarter of 1999 and of the combined company thereafter.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Property, Plant and Equipment - The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended June 30, 2000 and 1999, the Company capitalized interest expense in the amount of $11 million and $13 million, respectively, and certain employee-related costs in the amount of $11 million and $10 million, respectively. For the six months ended June 30, 2000 and 1999, the Company capitalized interest expense in the amount of $23 million and $20 million, respectively, and certain employee-related costs in the amount of $21 million and $15 million, respectively.

     During the first six months of 1999, the Company recognized impairments in the amount of $28.5 million, pre-tax, related primarily to the sale of the Canadian subsidiary on April 15, 1999.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

                                                 Net Income (Loss)          Weighted Average          Earnings (Loss)
                                                Available to Common           Common Shares              Per Share
                                                   Shareholders                Outstanding                Amount
                                              ------------------------    ----------------------     ------------------
Quarter Ended June 30, 2000:
     Basic...................................        $ 44,681                    167,217                  $ 0.27
     Effect of dilutive securities:
          Stock options......................               -                      6,880
          Convertible preferred stock........             812                      3,387
                                              ------------------------    ----------------------
     Diluted.................................        $ 45,493                    177,484                  $ 0.26
                                              ========================    ======================

Quarter Ended June 30, 1999:
     Basic...................................         $ 1,300                    166,441                  $ 0.01
     Effect of dilutive securities:
          Stock options......................               -                      1,930
                                              ------------------------    ----------------------
     Diluted.................................         $ 1,300                    168,371                  $ 0.01
                                              ========================    ======================

Six Months Ended June 30, 2000:
     Basic..................................         $ 86,846                    167,022                  $ 0.52
     Effect of dilutive securities:
          Stock options.....................                -                      5,648
          Convertible preferred stock.......            1,625                      3,387
                                              ------------------------    ----------------------
     Diluted................................         $ 88,471                    176,057                  $ 0.50
                                              ========================    ======================

Six Months Ended June 30, 1999:
     Basic..................................        $ (80,552)                   134,991                 $ (0.60)
     Effect of dilutive securities..........                -                          -
                                              ------------------------    ----------------------
     Diluted................................        $ (80,552)                   134,991                 $ (0.60)
                                              ========================    ======================

     Weighted average options to purchase 7,661,000 shares of common stock at $12.19 to $36.54 per share and 6,890,000 shares of common stock at $14.88 to $36.54 per share were outstanding during the first six months and during the second quarter of 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2010. Weighted average options to purchase 17,597,000 shares of common stock for the six months ended June 30, 1999 at prices ranging from $2.11 to $36.54 per share were outstanding but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 1999 to 2009. The preferred stock conversion was also excluded from the computation for the six months ended June 30, 1999 because of its antidilutive effect. Weighted average options to purchase 8,658,000 shares of common stock at $9.23 to $36.54 per share were outstanding during the second quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2009.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



     Treasury Stock - The Company follows the average cost method of accounting for treasury stock transactions.

     Discontinued Operations - During the first six months of 1999 the Company operated in Alaska through a division of the Company and a wholly-owned subsidiary (collectively referred to herein as "ENSTAR"). In July 1999 the Company committed to a plan to dispose of ENSTAR, and on November 1, 1999 the Company completed the sale. Prior to the sale the results of operations and net assets of ENSTAR were reflected as discontinued operations.

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish standards of accounting for and disclosures of derivative instruments and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of these statements, the Company does not believe the statements will have a significant impact on its results of operations as it expects its current derivative activities would continue to qualify under hedge accounting.

Note 2.       Disposition of Assets

     Disposition of East Bay - On March 31, 2000, the Company completed the sale of its East Bay Complex receiving net proceeds of approximately $78 million. The properties consisted of South Pass 24, South Pass 27 and South Pass 30 Fields, located in the Mississippi Delta Region of the Gulf of Mexico. The East Bay Complex contributed revenues of $23 and $25 million for the first quarter of 2000 and the first six months of 1999, respectively, and had operating profit
(loss) of $10 million and $(3) million, respectively. Proceeds from this sale were used to repay amounts outstanding under the Company's existing credit facilities.

     Disposition of Canadian Subsidiary - On April 15, 1999, the Company completed a sale of its Canadian oil and gas assets, realizing net proceeds of $68 million which were used to repay existing long-term debt. The Canadian assets disposed of contributed revenues of $7 million, and had operating loss of $21 million (including impairment) for the six months ended June 30, 1999.

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 3.       Supplemental Disclosures of Cash Flow Information

                                                                               Six Months Ended June 30,
                                                                   -------------------- ------ ----------------------
                                                                          2000                         1999
                                                                   --------------------        ----------------------
                                                                                (amounts in thousands)
Cash paid during the period for:
  Interest..................................................          $    37,540                 $    57,584
  Income taxes..............................................          $    22,075                 $     6,244

Note 4.       Financial Instruments

     From time to time, the Company has utilized and expects to continue to utilize hedging transactions with respect to a portion of its oil and natural gas production to achieve a more predictable cash flow as well as to reduce its exposure to price fluctuations. These transactions generally are swaps or price collars and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative financial instruments relate. Oil and gas revenues have decreased by $52 million and $5 million for the six months ended June 30, 2000 and 1999, respectively, as a result of the derivative financial instruments and a prepaid crude oil sales contract.

     As of June 30, 2000 and based on NYMEX oil and gas strip prices at that date, the Company's derivative financial instruments were as follows:

                                                 Crude Oil                               Natural Gas
                                    ------------------------------------     ------------------------------------
                                        Daily                                    Daily
                                      Production        Average Hedged         Production        Average Hedged
            Period                      (Bbl)                Price               (Mcf)               Price
-------------------------------     ---------------     ----------------     ---------------    -----------------

Third Quarter, 2000...............      35,000              $  22.80           115,000               $   2.95

Fourth Quarter, 2000..............      25,000              $  21.93           115,000               $   2.95

First Six Months, 2001............      15,000              $  21.53                 -                    -


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

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
                For the Three Months Ended June 30, 2000 and 1999
                             (Amounts in Thousands)

                                                            Unconsolidated
                                     --------------------------------------------------------------
                                                               Guarantor          Non-Guarantor
2000                                        OEI               Subsidiary           Subsidiaries      Consolidated OEI
                                     ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $      66,563         $     169,866        $     236,429
Costs of Operations:
   Operating expenses..............                -               15,860                42,030               57,890
   Depreciation, depletion and
     amortization..................            1,582               13,579                57,791               72,952
   General and administrative......            5,950                    -                     -                5,950
                                     --------------------  -------------------  ------------------   ------------------
Operating Profit (Loss) ...........           (7,532)              37,124                70,045               99,637
Interest Expense...................           18,644                    -                   222               18,866
Interest Income and Other..........             (550)                  13                   444                  (93)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (25,626)              37,111                69,379               80,864
Income Tax Provision (Benefit) ....           (9,354)              13,545                31,180               35,371
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $     (16,272)       $      23,566         $      38,199        $      45,493
                                     ==================   ====================  ===================  ==================

1999
Revenues...........................    $           -        $      65,550         $     130,656        $     196,206
Costs of Operations:
   Operating expenses..............                -               26,467                38,979               65,446
   Depreciation, depletion and
     amortization..................            1,061               27,002                61,446               89,509
   General and administrative......            4,363                4,144                     -                8,507
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............           (5,424)               7,937                30,231               32,744
Interest Expense...................           30,487                  649                  (115)              31,021
Interest Income and Other..........           (1,543)               5,249                (3,337)                 369
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (34,368)               2,039                33,683                1,354
Income Tax Provision (Benefit).....            9,885              (30,185)               20,065                 (235)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) from Continuing
   Operations......................          (44,253)              32,224                13,618                1,589
Income from Discontinued
   Operations, net of income taxes.                -                    -                   547                  547
                                     ------------------   --------------------  -------------------  ------------------
Net Income (Loss)..................    $     (44,253)       $      32,224         $      14,165        $       2,136
                                     ==================   ====================  ===================  ==================

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Operations
                 For the Six Months Ended June 30, 2000 and 1999
                             (Amounts in Thousands)

                                                            Unconsolidated
                                     --------------------------------------------------------------
                                                               Guarantor          Non-Guarantor
2000                                        OEI               Subsidiary           Subsidiaries      Consolidated OEI
                                     ------------------   --------------------  -------------------  ------------------
Revenues...........................    $           -        $     158,985         $     323,512        $     482,497
Costs of Operations:
   Operating expenses..............                -               35,613                79,097              114,710
   Depreciation, depletion and
     amortization..................            3,165               36,051               113,816              153,032
   General and administrative......           15,072                    -                     -               15,072
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............          (18,237)              87,321               130,599              199,683
Interest Expense...................           37,629                    -                   465               38,094
Merger and integration costs.......            3,273                    -                     -                3,273
Interest Income and Other..........             (102)                  27                  (757)                (832)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (59,037)              87,294               130,891              159,148
Income Tax Provision (Benefit) ....          (21,549)              31,862                60,364               70,677
                                     ------------------   --------------------  -------------------  ------------------

Net Income (Loss)..................    $     (37,488)  $    $      55,432         $      70,527        $      88,471
                                     ==================   ====================  ===================  ==================

1999
Revenues...........................    $           -        $     114,350         $     187,550        $     301,900
Costs of Operations:
   Operating expenses..............                -               50,936                59,670              110,606
   Depreciation, depletion and
     amorization...................            1,061               57,330                89,726              148,117
   Impairment of oil and gas
     properties....................                -                    -                28,500               28,500
   General and administrative......            4,363                8,474                   246               13,083
                                     ------------------   --------------------  -------------------  ------------------
Operating Profit (Loss)............           (5,424)              (2,390)                9,408                1,594
Interest Expense...................           44,971               13,126                (1,906)              56,191
Merger and integration costs.......                -               40,652                     -               40,652
Interest Income and Other..........           (1,544)               1,762                  (332)                (114)
                                     ------------------   --------------------  -------------------  ------------------
Income (Loss) Before Taxes.........          (48,851)             (57,930)               11,646              (95,135)
Income Tax Provision (Benefit).....          (17,831)             (21,144)               23,302              (15,673)
                                     ------------------   --------------------  -------------------  ------------------
Loss from Continuing Operations....          (31,020)             (36,786)              (11,656)             (79,462)
Income from Discontinued
   Operations, net of income taxes.                -                    -                   547                  547
                                     -----------------------------------------  -------------------  ------------------
Net Loss...........................    $     (31,020)       $     (36,786)        $     (11,109)       $     (78,915)
                                     =========================================  ===================  ==================

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

               Supplemental Condensed Consolidating Balance Sheets
                     At June 30, 2000 and December 31, 1999
                             (Amounts in Thousands)

                                                 Unconsolidated
                                --------------------------------------------------
                                                   Guarantor       Non-Guarantor     Eliminating       Consolidated
June 30, 2000                        OEI           Subsidiary       Subsidiaries       Entries             OEI
                                --------------   ---------------   ---------------  ---------------   ---------------
Assets
Current Assets................    $    28,667      $    68,744       $   239,129      $         -       $   336,540
Intercompany Investments......      2,472,465          (75,273)          (75,118)      (2,322,074)                -
Property, Plant and Equipment,
   Net........................         21,330          539,659         1,647,995                -         2,208,984
Other Assets..................         30,902          187,393            13,223                -           231,518
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,553,364      $   720,523       $ 1,825,229      $(2,322,074)      $ 2,777,042
                                ==============   ===============   ===============  ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities...........    $   193,720      $   106,583       $    50,188      $         -       $   350,491
Long-Term Debt................      1,248,399                -             8,869                -         1,257,268
Other Liabilities.............        115,526           11,390            11,767                -           138,683
Shareholders' Equity..........        995,719          602,550         1,754,405       (2,322,074)        1,030,600
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,553,364      $   720,523       $ 1,825,229      $(2,322,074)      $ 2,777,042
                                ==============   ===============   ===============  ===============   ===============

December 31, 1999
Assets
Current Assets................    $     3,266      $    60,340       $   226,344      $         -       $   289,950
Intercompany Investments......      2,498,760         (167,761)           (8,925)      (2,322,074)                -
Property, Plant and Equipment,
    Net.......................         22,630          586,164         1,594,216                -         2,203,010
Other Assets..................         72,943          187,393            29,847                -           290,183
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Assets..................    $ 2,597,599      $   666,136       $ 1,841,482      $(2,322,074)      $ 2,783,143
                                ==============   ===============   ===============  ===============   ===============

Liabilities and Shareholders' Equity
Current Liabilities...........    $   131,041      $   107,628       $   143,272      $         -       $   381,941
Long-Term Debt................      1,324,811                -             8,599                -         1,333,410
Other Liabilities.............        102,976           11,390             5,731                -           120,097
Shareholders' Equity..........      1,038,771          547,118         1,683,880       (2,322,074)          947,695
                                --------------   ---------------   ---------------  ---------------   ---------------
Total Liabilities and
   Shareholders' Equity.......    $ 2,597,599      $   666,136       $ 1,841,482      $(2,322,074)      $ 2,783,143
                                ==============   ===============   ===============  ===============   ===============

                               Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

          Supplemental Condensed Consolidating Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                             (Amounts in Thousands)

                                                          Unconsolidated
                                     ----------------------------------------------------------
                                                             Guarantor         Non-Guarantor
2000                                        OEI              Subsidiary         Subsidiaries      Consolidated OEI
                                     ------------------   -----------------   -----------------   ------------------
Cash Flows from Operating
   Activities:
   Net Income (Loss)...............    $     (37,488)       $      55,432       $      70,527       $      88,471
   Adjustments to reconcile net
     income (loss) to net cash from
     operating activitives.........           62,621               36,051             113,816             212,488
   Changes in assets and liabilities          (6,564)              (9,448)            (71,970)            (87,982)
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided by  Operating
   Activities......................           18,569               82,035             112,373             212,977
Cash Flows Provided by (Used in)
   Investing Activities............            1,865               10,453            (171,320)           (159,002)
Cash Flows Provided by (Used In)
   Financing Activities............           (8,000)             (92,488)             66,463             (34,025)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase in Cash and Cash
   Equivalents.....................           12,434                    -               7,516              19,950
Cash and Cash Equivalents:
   Beginning of Period.............            1,552                    -              63,337              64,889
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $      13,986        $           -       $      70,853       $      84,839
                                     ==================   =================   =================   ==================

1999
Cash Flows from Operating
   Activities:
   Net Loss........................    $     (31,020)       $     (36,786)      $     (11,109)      $     (78,915)
   Adjustments to reconcile net
      loss to net cash from operating
      activities...................          (15,446)              36,031             158,011             178,596
   Changes in assets and liabilities        (273,931)             374,464             (94,820)              5,713
                                     ------------------   -----------------   -----------------   ------------------
Net Cash Provided by (Used in)
   Operating Activities............         (320,397)             373,709              52,082             105,394
Cash Flows Used in Investing
   Activities......................           (2,057)             (10,339)            (26,742)            (39,138)
Cash Flows Provided by (Used in)
   Financing Activities............          330,680             (363,370)              2,094             (30,596)
                                     ------------------   -----------------   -----------------   ------------------
Net Increase in Cash and Cash
   Equivalents.....................            8,226                    -              27,434              35,660
Cash and Cash Equivalents:
   Beginning of Period.............                -                    -              10,706              10,706
                                     ------------------   -----------------   -----------------   ------------------
   End of Period...................    $       8,226        $           -       $      38,140       $      46,366
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

     On March 30, 1999, Ocean Energy, Inc. ("Old Ocean") merged with and into Seagull Energy Corporation ("Seagull", "the Merger"). In conjunction with the Merger, Seagull amended its Articles of Incorporation to change its name to Ocean Energy, Inc. The merger was treated for accounting purposes as an acquisition of Seagull by Ocean. As such, the financial results presented here include those of Ocean Energy, Inc. on a stand-alone basis for the first quarter of 1999 and of the combined company thereafter.

     The Company's accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 contain detailed information that should be referred to in conjunction with the following discussion.

                              Results Of Operations
                             (Amounts in Thousands)

                                                    Three Months Ended June 30,          Six Months Ended June 30,
                                                  ---------------------------------    -------------------------------
                                                      2000               1999              2000              1999
                                                  --------------     --------------    --------------    -------------
Oil and gas operations:
   Revenues:
     Natural gas............................       $  106,602         $   87,982        $  199,987       $   135,006
     Oil and NGL............................          129,827            108,224           282,510           166,894
                                                  --------------     --------------    --------------    -------------
                                                      236,429            196,206           482,497           301,900
                                                  --------------     --------------    --------------    -------------

   Operating expenses.......................           57,890             65,446           114,710           110,606
   Depreciation, depletion and amortization.           71,369             87,129           149,867           144,300
   Impairment of oil and gas properties.....                -                  -                 -            28,500
                                                  --------------     --------------    --------------    -------------
    Operating profit .......................          107,170             43,631           217,920            18,494
Corporate...................................           (7,533)           (10,887)          (18,237)          (16,900)
                                                  --------------     --------------    --------------    -------------
   Total operating profit ..................       $   99,637         $   32,744        $  199,683        $    1,594
                                                  ==============     ==============    ==============    =============

     With the Merger, the Company gained new operations in Egypt, Russia and Indonesia and expanded its operations in the U.S. and Cote d'Ivoire. In addition, the Company sold more than $700 million of non-core assets during 1999 and $92 million in the first half of 2000 as part of its debt reduction program. The Company's expanded operations, offset by property sales, combined with the continued escalation of world crude oil and natural gas prices which began during the second quarter of 1999 and has continued into 2000, resulted in a $181 million increase in revenues during the first six months of 2000 and a $40 million increase for the current quarter. During the first six months of 1999, the Company recorded impairments of oil and gas properties in the amount of $28.5 million related primarily to the sale of the Canadian subsidiary on April 15, 1999. These factors combined to improve total operating profit by $198 million for the first six months of 2000 and by $67 million for the second quarter of 2000 compared to the same periods of 1999. For the first quarter of 1999, prior to the Merger, Seagull on a stand-alone basis

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


recorded revenues of $57 million from its oil and gas operations and had production of 19,456 barrels of oil per day and 277 MMcf of gas per day.

     Revenues - Natural gas revenues increased $65 million, or 48%, to $200 million for the six months ended June 30, 2000, from $135 million for the six months ended June 30, 1999. Gas revenues increased $19 million, or 22%, to $107 million for the second quarter of 2000 as compared to $88 million for the second quarter of 1999. These increases are primarily due to higher average gas prices realized during the period, offset by the effects of property sales as discussed below. The average realized price for natural gas increased 52% to $2.75 per Mcf in the first six months of 2000 as compared to $1.81 in the first six months of 1999 and increased 61% to $3.06 for the second quarter of 2000 compared to $1.90 for the second quarter of 1999. Daily natural gas production for the first six months of 2000 was 399.6 MMcf as compared to 411.0 MMcf per day for the first six months of 1999. Daily production decreased 25% from 1999 volumes for the second quarter of 2000 to 382.4 MMcf due primarily to property sales.

     Oil revenues reached $283 million for the six months ended June 30, 2000, an increase of $116 million, or 69%, over revenues of $167 million for the six months ended June 30, 1999. For the second quarter of 2000, oil revenues increased $22 million, or 20%, to $130 million for 2000 compared to $108 million for the second quarter of 1999. These increases are the result of an increase in the average realized oil price during the period, offset by the effects of property sales as discussed below. The average realized price for oil increased 77% to $22.59 for the first six months of 2000 compared to $12.79 for the same period in 1999. The average realized oil price increased to $22.14 for the second quarter of 2000 compared to $15.03 for the second quarter of 1999. Daily oil production decreased slightly, to 68,703 Bbl for the first six months of 2000 as compared to 72,078 Bbl for the same period in 1999. For the second quarter of 2000, daily oil production decreased 19%, to 64,429 Bbl as compared to 79,145 Bbl for the second quarter of 1999 primarily due to property sales.

     During 1999 and the first quarter of 2000, the Company sold various non-core oil and gas assets as part of its debt reduction program as follows:

                                                                                 Net Daily Production
                                                                            Six Months Ending June 30, 1999
                                                                       ------------------------------------------
                                                                         Oil and NGL's               Gas
                    Asset                           Date of Sale             (Bbl)                  (MMcf)
----------------------------------------------     ----------------    -------------------    -------------------
Canadian subsidiary........................          April 1999                    708                   21
Arkoma Basin assets (acquired primarily
  in Merger)...............................          August 1999                     -                   59
Gulf of Mexico assets......................          August 1999                 2,517                    6
East Bay assets............................          March 2000                  8,685                   19
                                                                       -------------------    -------------------
Total reduction in daily production
   associated with property sales..........                                     11,910                  105
                                                                       ===================    ===================

     Oil and gas revenues have been decreased by $52 million and $5 million for the six months ended June 30, 2000 and 1999, respectively, and have been decreased by $32 million for the three months ended June 30, 2000, as a result of derivative contracts and a prepaid crude oil sales

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

contract. There was no increase or decrease in oil and gas revenues as a result of derivative contracts during the second quarter of 1999.

                                 Operating Data

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                              -----------------------------   ------------------------------
                                                                  2000           1999            2000             1999
                                                              -------------  --------------  --------------  ---------------
   Net Daily Natural Gas Production (MMcf):
     Domestic.............................................           344.2          465.0           359.2           358.9
     Cote d'Ivoire........................................            28.8           32.1            30.7            27.8
     Other International..................................             9.4           12.9             9.7            24.3
                                                              -------------  --------------  --------------  ---------------
     Total................................................           382.4          510.0           399.6           411.0
                                                              =============  ==============  ==============  ===============

   Average Natural Gas Prices ($ per Mcf)  (1):
     Domestic.............................................      $     3.36     $     1.92      $     2.88      $     1.82
     Cote d'Ivoire........................................      $     2.47     $     1.63      $     2.23      $     1.71
     Other International..................................      $     3.44     $     1.81      $     3.45      $     1.61
     Weighted Average.....................................      $     3.30     $     1.90      $     2.84      $     1.80
Average Natural Gas Prices including Hedging Activities and
     Prepaid Crude Oil Sales Contract ($ per Mcf).........      $     3.06     $     1.90      $     2.75      $     1.81

   Net Daily Oil and NGL Production (Bbl):
     Domestic.............................................          25,220         38,722          29,016          39,263
     Equatorial Guinea....................................          21,484         19,516          21,390          19,458
     Cote d'Ivoire........................................           4,011          4,975           4,286           4,734
     Egypt ...............................................           9,022         11,495           9,231           5,779
     Other International..................................           4,692          4,437           4,780           2,844
                                                              -------------  --------------  --------------  ---------------
     Total................................................          64,429         79,145          68,703          72,078
                                                              =============  ==============  ==============  ===============

   Average Oil and NGL Prices ($ per Bbl) (1):
     Domestic.............................................      $    26.81     $   15.44       $   27.39       $   13.22
     Equatorial Guinea....................................      $    27.27     $   14.84       $   26.81       $   13.07
     Cote d'Ivoire........................................      $    24.07     $   18.75       $   23.91       $   14.57
     Egypt................................................      $    27.20     $   15.48       $   26.67       $   15.48
     Other International..................................      $    16.49     $    6.38       $   17.46       $    7.41
     Weighted Average.....................................      $    26.09     $   15.00       $   26.20       $   13.22
Average Oil and NGL Prices including Hedging Activities and
   Prepaid Crude Oil Sales Contract ($ per Bbl)...........      $    22.14     $   15.03       $   22.59       $   12.79

(1) All price information excludes the results of hedging activities, unless otherwise stated.


     Operating Expenses - Total operating expenses remained relatively flat at $115 million for the six months ended June 30, 2000 compared to $111 million for the comparable 1999 period. Operating expenses per BOE were $4.66 per BOE for the first six months of 2000 compared to $4.35 per BOE for the comparable 1999 period. For the second quarter of 2000 total operating expenses decreased $7 million, or 11%, to $58 million compared to $65 million for the second quarter of 1999, while operating expenses per BOE were $4.97 per BOE for the second quarter of

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

2000 compared to $4.38 per BOE for the second quarter of 1999.The increase in operating expenses per BOE is attributable to increases in production taxes and workover expenses.

     Depreciation, Depletion and Amortization Expense - Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased $6 million to $150 million for the six months ended June 30, 2000 from $144 million for the same period in 1999. DD&A expense for oil and gas operations decreased $16 million to $71 million for the second quarter of 2000 compared to $87 million for the second quarter of 1999 primarily due to decreased production during the second quarter of 2000. DD&A expense per BOE related to oil and gas operations rose 7% to $6.09 per BOE for the six months ended June 30, 2000, from $5.67 per BOE for the comparable period in 1999. DD&A per BOE was $6.12 per BOE for the second quarter of 2000 as compared to $5.83 per BOE for the second quarter of 1999. The higher DD&A expense per BOE for both the first six months and the first quarter of 2000 is primarily attributable to the effects of the Merger and the geographic mix of production.

     General and Administrative Expenses - General and administrative expenses totaled $15 million for the six months ended June 30, 2000. This amount includes approximately $3 million in expense relating to compensation plans that are tied directly to the market price of the Company's common stock. General and administrative expenses totaled $13 million for the comparable 1999 period. General and administrative expense for the second quarter of 2000 decreased 33%, or $3 million, to $6 million, as compared to $9 million for the second quarter of 1999 as the Company has been able to realize cost savings related to personnel reduction, office consolidations and reduced combined expenses for professional fees and other expense items as a result of the Merger.

                                      Other

     Interest Expense - Interest expense decreased $18 million, or 32%, to $38 million for the six months ended June 30, 2000 from $56 million in the comparable 1999 period. Interest expense for the second quarter of 2000 decreased $12 million to $19 million from $31 million for 1999. These decreases are the result of the Company's debt reduction program undertaken subsequent to the Merger in 1999 and to the increase in the amount of interest capitalized during the first six months of 2000 ($23 million in 2000 as opposed to $20 million in 1999) due to the increase in the level of capital expenditures.

     Merger and Integration Costs - Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first six months of 2000. Costs of $41 million were recorded in the first six months of 1999 and consisted primarily of Old Ocean's severance costs ($21 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million).

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

     Income Tax Expense (Benefit) - Income tax expense of $71 million was recognized for the six months ended June 30, 2000 compared to an income tax benefit of $16 million for the six months ended June 30, 1999. This change is primarily the result of three factors: (i) significant improvement in operating results; (ii) changes in the nature of deferred tax assets and liabilities due to the Merger and subsequent asset sales; and (iii) the relative significance of international operating results and taxes to the Company's total results.

                         Liquidity And Capital Resources

     Liquidity - As a result of the Merger, the Company had nearly $2 billion in long-term debt as of March 31, 1999. One of management's goals has been the reduction of these high debt levels. Using proceeds primarily from asset sales, excess cash flows attributable to higher commodity prices and disciplined capital spending, long-term debt has been reduced to less than $1.3 billion at June 30, 2000.

     Concurrent with the closing of the Merger on March 30, 1999, the Company entered credit facilities (the "Credit Facilities") which combined the existing credit facilities of both Old Ocean and Seagull. As of June 30, 2000, the Credit Facilities consist of a $500 million five-year revolving facility and a renewable $200 million 364-day facility. The Credit Facilities bear interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of June 30, 2000, borrowings outstanding against the Credit Facilities totaled $225 million and Letters of Credit totaled $45 million, leaving $430 million of available credit.

     The Company's debt to total capitalization ratio has decreased to 55% at June 30, 2000, from 58% at December 31, 1999, and 66% at June 30, 1999.

     Effects of Leverage - The Company has outstanding indebtedness of approximately $1.3 billion as of June 30, 2000. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions that limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate or other purposes may be impaired.

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

                              Capital Expenditures
                             (Amounts in Thousands)

                                            Three Months Ended June 30,             Six Months Ended June 30,
                                          ---------------------------------     -----------------------------------
                                              2000               1999                2000                1999
                                          --------------     --------------     ---------------     ---------------
Oil and Gas Operations:
  Leasehold acquisitions...............     $  13,574          $   8,672          $  28,998           $ 12,571
  Exploration costs...................         35,218             40,854             83,975             49,845
  Development costs...................         75,291             40,194            132,264             76,213
                                          --------------     --------------     ---------------     ---------------
                                              124,083             89,720            245,237            138,629
Corporate.............................          3,781              2,636              6,111              5,453
                                          --------------     --------------     ---------------     ---------------
Total Continuing Operations...........        127,864             92,356            251,348            144,082
   Discontinued Operations............              -              2,171                  -              2,171
                                          --------------     --------------     ---------------     ---------------
Total Capital Expenditures............      $ 127,864          $  94,527          $ 251,348           $146,253
                                          ==============     ==============     ===============     ===============


     During the first six months of 2000 the Company drilled 90 development wells, 77 of which were successful, and 32 exploratory wells, 17 of which were successful, for an overall success rate of 77% on total wells drilled.

     During the second quarter, the Company's Board of Directors approved a $50 million increase to the Company's capital expenditure budget for 2000 to approximately $550 million (excluding proved property acquisitions). Actual capital spending may vary from the capital expenditure budget. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance 2000 capital expenditures primarily with funds provided by operations.

                          Update of Year 2000 Estimates

     On February 23, 2000, the Company filed a Current Report on Form 8-K containing the Company's current estimates of its operating statistics for the year ended December 31, 2000. The Company has revised its estimates of operating statistics for the year ended December 31, 2000 based on operating performance for the first half of 2000 and revised estimates for the second half of 2000. Annual production estimates have been reduced by approximately 5% due primarily to production delays in the Gulf of Mexico and Equatorial Guinea. The revised mid-points of annual production estimates ranges are 25 MMBbls of crude oil production and 156 Bcf of natural gas production for the year 2000. Operating costs per BOE have been increased by approximately 10% to $4.40 per BOE, primarily due to increased production taxes attributable to

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

higher commodity prices and increased workover expenses. The increase in workover expenses is complementary to the Company's $50 million increase in planned capital expenditures for 2000 in order to take advantage of new opportunities caused by higher commodity prices.

     The Company cautions that the revised 2000 estimates set forth above are given as of the date hereof only based on currently available information, and that the Company is not undertaking any obligations to update these estimates as conditions change or other information becomes available.

Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish standards of accounting for and disclosures of derivative instruments and hedging activities. These statements are effective for fiscal years beginning after June 15, 2000. While the Company has not yet completed its evaluation of the impact of these statements, the Company does not believe the statements will have a significant impact on its results of operations as it expects that its current derivative activities would continue to qualify under hedge accounting.

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

Defined Terms

     Natural gas is stated herein in thousand cubic feet ("Mcf"), million cubic feet ("MMcf") or billion cubic feet ("Bcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl"), thousand barrels ("MBbl") or million barrels ("MMBbl"). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

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

                               Ocean Energy, Inc.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks.

     To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various derivative financial instruments for its oil and natural gas production for the remainder of 2000 and for 2001. See Note 4 to the Company's Consolidated Financial Statements for a discussion of hedging activities during the first six months of 2000. To calculate the potential effect of the derivative financial instruments on revenues, the Company applies the average NYMEX oil and gas strip prices for the remainder of 2000 and for 2001 to the quantity of the Company's oil and gas production hedged as of June 30, 2000. Using this calculation, the estimated potential effect of the derivative financial instruments is an approximate $76 million net decrease in revenues for the remainder of the year 2000 and an approximate $13 million net decrease for 2001. Assuming a 10% decrease in oil and gas prices, the potential effect of the derivative financial instruments would be an approximate $44 million decrease in revenues for the remainder of 2000 and an approximate $6 million decrease for 2001. Assuming a 10% increase in oil and gas prices, the
potential  effect  of  the  derivative   financial   instruments  would  be  an
approximate $102 million decrease in revenues for the remainder of 2000 and an approximate $20 million decrease for 2001.

     The Company also evaluated the potential effect that reasonably possible near term changes in interest rates may have on the Company's Credit Facilities. Debt outstanding under the Credit Facilities represents approximately 18% of the Company's total debt as of June 30, 2000 and is the only floating rate debt. Based upon the balances outstanding as of June 30, 2000 and assuming no changes in the amount of debt outstanding, the potential effect on annual interest expense of a 10% increase or decrease in interest rates is approximately $2 million.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Company held on May 10, 2000, the shareholders elected certain directors to serve until the 2003 Annual Meeting of Shareholders and ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2000.

Votes cast were as follows:

                                                                                           Broker
                                                     For               Against           Non-Votes         Abstained
                                                ---------------     ---------------    ---------------    -------------
Election as a Director of the Company of:
   J. Evans Attwell.......................       133,474,303                   -                  -        1,309,344
   Barry J. Galt..........................       133,014,688                   -                  -        1,768,959
   Elvis L. Mason.........................       133,072,707                   -                  -        1,710,940
   David K. Newbigging....................       133,815,287                   -                  -          968,360
   Dee S. Osborne.........................       133,895,146                   -                  -          888,501
Ratification of Selection of KPMG LLP
   as Independent Auditors For 2000.......       134,477,189             148,461                  -          157,997

                               Ocean Energy, Inc.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits:


    4.1            Amendment  No. 4 to the Amended and Restated  Rights  Agreement,  dated as of May 19,  2000,  by and between the Company and Fleet National Bank (f/k/a  BankBoston,  N.A.)  incorporated by reference to the Company's  Current Report on Form 8-K filed with the  Securities and Exchange  Commission on May
                   22, 2000.

 * 27.1            Financial Data Schedule.

 *  Filed herewith.


(b)      Reports on Form 8-K:

     On May 22, 2000, the Company filed a Current Report on Form 8-K dated May 19, 2000 with respect to the Amendment and Restatement of the Company's Rights Agreement. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).


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

                    Date:      August 1, 2000


                    By:        /s/Gordon L. McConnell
                               Gordon L. McConnell
                               Vice President and Controller
                               (Principal Accounting Officer)

                    Date:      August 1, 2000

                               Ocean Energy, Inc.
                                 Exhibit Index

    4.1            Amendment  No. 4 to the Amended and Restated  Rights  Agreement,  dated as of May 19,  2000,  by and between the Company and Fleet National Bank (f/k/a  BankBoston,  N.A.)  incorporated by reference to the Company's  Current Report on Form 8-K filed with the  Securities and Exchange  Commission on May
                   22, 2000.

 * 27.1            Financial Data Schedule.

 *  Filed herewith.