Form 10-Q
period 2000-09-30
OCEAN ENERGY INC /TX/
filed 2000-11-02
CIK 320321

===============================================================================

                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
                         SECURITIES EXCHANGE ACT OF 1934

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

As of October 27, 2000, 167,520,788 shares of Common Stock, par value $0.10 per share, were outstanding.


================================================================================

                               Ocean Energy, Inc.

                                      Index



                                                                                                    Page
                                                                                                   Number
Part I.  Financial Information

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months and
                  Nine Months Ended September 30, 2000 and 1999......................................    1

                  Consolidated Balance Sheets - September 30, 2000
                  and December 31, 1999..............................................................    2

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and 1999..................................................    3

                  Consolidated Statements of Comprehensive Income for the Three
                  Months and Nine Months Ended September 30, 2000 and 1999 ..........................    4

                  Notes to Consolidated Financial Statements.........................................    5

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of  Operations....................................................  10

    Item 3.   Quantitative and Qualitative Disclosures about Market Risks............................   16

Part II.  Other Information..........................................................................   17


Signatures...........................................................................................   18


                                      (i)

Item. 1  Unaudited Consolidated Financial Statements

                               Ocean Energy, Inc.
                      Consolidated Statements Of Operations
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                            -------------------------------- ---------------------------------
                                                                 2000             1999            2000             1999
                                                            ---------------  --------------- ---------------  ----------------

Revenues......................................................$  261,089       $  214,393      $  743,586       $  516,293

Costs of Operations:
   Operating expenses.........................................    57,330           54,672         172,040          165,278
   Depreciation, depletion and amortization...................    76,886           85,615         229,918          233,732
   Impairment of oil and gas properties.......................         -                -               -           28,500
   General and administrative.................................     6,231            4,955          21,303           18,038
                                                            ---------------  --------------- ---------------  ----------------
                                                                 140,447          145,242         423,261          445,548
                                                            ---------------  --------------- ---------------  ----------------

Operating Profit..............................................   120,642           69,151         320,325           70,745

Other (Income) Expense:
   Interest expense...........................................    19,756           30,410          57,850           86,601
   Merger and integration costs...............................         -            3,176           3,273           43,828
   Interest income and other..................................      (915)            (269)         (1,747)            (383)
                                                            ---------------  --------------- ---------------  ----------------

Income (Loss) Before Income Taxes.............................   101,801           35,834         260,949          (59,301)

Income Tax Expense (Benefit)..................................    43,932            6,404         114,609           (9,269)
                                                            ---------------  --------------- ---------------  ----------------

Income (Loss) from Continuing Operations......................    57,869           29,430         146,340          (50,032)
Loss from Discontinued Operations, Net of
   Income Taxes...............................................         -             (625)              -              (78)
                                                            ---------------  --------------- ---------------  ----------------

Net Income (Loss).............................................    57,869           28,805         146,340          (50,110)
Preferred Stock Dividend......................................       813              819           2,438            2,456
                                                            ---------------  --------------- ---------------  ----------------

Net Income (Loss) Available to Common Shareholders............$   57,056       $   27,986      $  143,902       $  (52,566)
                                                            ===============  =============== ===============  ================

Earnings (Loss) Per Common Share:
   Basic:
     Income (Loss) from Continuing Operations................. $    0.34        $    0.17       $     0.86       $    (0.36)
     Income from Discontinued Operations......................        -                -                -                -
                                                            ---------------  --------------- ---------------  ----------------
     Net Income (Loss)........................................ $    0.34        $    0.17       $     0.86       $    (0.36)
                                                            ===============  =============== ===============  ================

   Diluted:
     Income (Loss) from Continuing Operations................. $    0.33        $    0.16       $    0.83        $    (0.36)
     Income from Discontinued Operations......................         -               -                 -               -
                                                            ---------------  --------------- ---------------  ----------------
     Net Income (Loss)........................................ $    0.33        $    0.16       $    0.83        $    (0.36)
                                                            ===============  =============== ===============  ================

Weighted Average Number of Common Shares
   Outstanding:
     Basic....................................................   167,125          166,680         167,061          145,670
                                                            ===============  =============== ===============  ================
     Diluted..................................................   177,035          170,629         176,448          145,670
                                                            ===============  =============== ===============  ================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                           Consolidated Balance Sheets
                    (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                                                      September 30,         December 31,
                                                                                           2000                 1999
                                                                                     -----------------    ------------------
                                                          Assets

Current Assets:
   Cash and cash equivalents....................................................       $      25,915        $      64,889
   Accounts receivable, net.....................................................             205,158              170,034
   Inventories..................................................................              26,244               28,723
   Prepaid expenses and other...................................................              32,108               26,304
                                                                                     -----------------    ------------------
     Total Current Assets.......................................................             289,425              289,950

Property,  Plant  and  Equipment,  at cost,  full  cost  method  for oil and gas properties:
   Evaluated oil and gas properties.............................................           4,020,772            3,706,288
   Unevaluated oil and gas properties excluded from amortization................             546,910              507,197
   Other........................................................................             145,619               84,410
                                                                                     -----------------    ------------------
                                                                                           4,713,301            4,297,895
Accumulated Depreciation, Depletion and Amortization............................          (2,414,119)          (2,094,885)
                                                                                     -----------------    ------------------
                                                                                           2,299,182            2,203,010

Deferred Income Taxes...........................................................             167,669              233,406
Other Assets....................................................................              56,453               56,777
                                                                                     -----------------    ------------------
Total Assets....................................................................       $   2,812,729        $   2,783,143
                                                                                     =================    ==================

                                           Liabilities And Shareholders' Equity

Current Liabilities:
   Accounts and notes payable...................................................       $     296,989        $     275,629
   Accrued interest payable.....................................................              17,774               41,119
   Accrued liabilities..........................................................              20,309               65,193
                                                                                     -----------------    ------------------
     Total Current Liabilities..................................................             335,072              381,941

Long-Term Debt..................................................................           1,073,104            1,333,410
Deferred Income Taxes...........................................................              33,981                    -
Other Noncurrent Liabilities and Deferred Revenue...............................             275,580              120,097
Commitments and Contingencies...................................................                   -                    -

Shareholders' Equity:
   Preferred stock, $1.00 par value; authorized 10,000,000 shares;
     issued 50,000 shares.......................................................                  50                   50
   Common stock, $.10 par value; authorized 230,000,000 shares; issued 169,614,114
     and 166,979,981 shares, respectively.......................................              16,961               16,699
   Additional paid-in capital...................................................           1,511,605            1,484,688
   Accumulated deficit..........................................................            (403,314)            (547,216)
   Less - treasury stock, at cost; 2,103,753 and 378,171 shares, respectively...             (26,538)              (3,114)
   Less - Other.................................................................              (3,772)              (3,412)
                                                                                     -----------------    ------------------
     Total Shareholders' Equity.................................................           1,094,992              947,695
                                                                                     -----------------    ------------------
Total Liabilities and Shareholders' Equity......................................       $   2,812,729        $   2,783,143
                                                                                     =================    ==================


          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                      Consolidated Statements Of Cash Flows
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                              ---------------------------------------
                                                                                    2000                 1999
                                                                              -----------------    ------------------
 Operating Activities:
   Net income (loss)......................................................      $     146,340        $     (50,110)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization.............................            229,918              233,732
     Impairment of oil and gas properties.................................                  -               28,500
     Deferred income taxes................................................             99,833              (24,702)
     Noncash merger and integration costs.................................                  -               21,047
     Other................................................................              9,678               11,674
     Changes in operating assets and liabilities, net of acquisitions.....            (85,621)             (13,211)
                                                                              -----------------    ------------------
     Net Cash Provided by Operating Activities............................            400,148              206,930
                                                                              -----------------    ------------------

 Investing Activities:
   Capital expenditures of continuing operations..........................           (413,349)            (231,976)
   Capital expenditures of discontinued operations........................                  -               (5,040)
   Acquisition costs, net of cash acquired................................             (3,036)              (2,345)
   Proceeds from sales of property, plant and equipment...................             86,125              390,479
   Other .................................................................             (2,327)                   -
                                                                              -----------------    ------------------
     Net Cash Provided by (Used in) Investing Activities..................           (332,587)             151,118
                                                                              -----------------    ------------------

 Financing Activities:
   Proceeds from debt.....................................................          1,043,412              989,999
   Principal payments on debt ............................................         (1,291,324)          (1,400,823)
   Proceeds from sales of common stock....................................             20,600                2,572
   Purchase of treasury stock.............................................            (23,401)                   -
   Increase in deferred revenue...........................................             74,947              100,000
   Proceeds from conveyances of Section 29 credit properties..............             69,644                    -
   Deferred financing costs...............................................                  -               (6,406)
   Other..................................................................               (413)                (219)
                                                                              -----------------    ------------------
     Net Cash Used In Financing Activities................................           (106,535)            (314,877)
                                                                              -----------------    ------------------

 Increase (decrease) In Cash and Cash Equivalents.........................            (38,974)              43,171

 Cash and Cash Equivalents at Beginning of Period.........................             64,889               10,706
                                                                              -----------------    ------------------

 Cash and Cash Equivalents at End of Period...............................      $      25,915        $      53,877
                                                                              =================    ==================

          See accompanying Notes to Consolidated Financial Statements.

                               Ocean Energy, Inc.
                 Consolidated Statements Of Comprehensive Income
                             (Amounts in Thousands)
                                   (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      --------------------------------- ---------------------------------
                                                            2000             1999            2000             1999
                                                      ----------------- --------------- ---------------- ----------------

Net income (loss)....................................    $   57,869        $   28,805      $  146,340       $  (50,110)

Other comprehensive income, net of tax:
   Foreign currency translation adjustment...........             -                 -               -           10,720
                                                      ----------------- --------------- ---------------- ----------------

Comprehensive income (loss) .........................    $   57,869        $   28,805      $  146,340       $  (39,390)
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

     Property, Plant and Equipment - The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended September 30, 2000 and 1999, the Company capitalized interest expense in the amount of $11 million and $8 million, respectively, and certain employee-related costs in the amount of $11 million and $11 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company capitalized interest expense in the amount of $34 million and $28 million, respectively, and certain employee-related costs in the amount of $33 million and $26 million, respectively.

     During the first nine months of 1999, the Company recognized impairments in the amount of $28.5 million, pre-tax, related primarily to the sale of the Canadian subsidiary on April 15, 1999.

                              Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Earnings Per Share - The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

                                                      Net Income (Loss)
                                                        Available to           Weighted Average         Earnings (Loss)
                                                           Common               Common Shares             Per Share
                                                        Shareholders            Outstanding                Amount
                                                    ---------------------     --------------------     ------------------

Quarter Ended September 30, 2000:
     Basic................................              $      57,056                   167,125          $      0.34
     Effect of dilutive securities:
          Stock options...................                          -                     6,468
          Convertible preferred stock.....                        813                     3,442
                                                    ---------------------     --------------------
     Diluted..............................              $      57,869                   177,035          $      0.33
                                                    =====================     ====================

Quarter Ended September 30, 1999:
     Basic................................              $      27,986                   166,680          $      0.17
     Effect of dilutive securities:
          Stock options...................                          -                     3,949
                                                    ---------------------     --------------------
     Diluted..............................              $      27,986                   170,629          $      0.16
                                                    =====================     ====================

Nine Months Ended September 30, 2000:
     Basic................................              $     143,902                   167,061          $      0.86
     Effect of dilutive securities:
          Stock options...................                          -                     5,945
          Convertible preferred stock.....                      2,438                     3,442
                                                    ---------------------     --------------------
     Diluted..............................              $     146,340                   176,448          $      0.83
                                                    =====================     ====================

Nine Months Ended September 30, 1999:
     Basic................................              $     (52,566)                  145,670          $     (0.36)
     Effect of dilutive securities........                          -                         -
                                                    ---------------------     --------------------
     Diluted..............................              $     (52,566)                  145,670          $     (0.36)
                                                    =====================     ====================

     Weighted average options to purchase 7,263,000 shares of common stock at $13.46 to $36.54 per share and 6,667,000 shares of common stock at $14.69 to $36.54 per share were outstanding during the first nine months and during the third quarter of 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2010. Weighted average options to purchase 19,517,000 shares of common stock for the nine months ended September 30, 1999 at prices ranging from $2.11 to $36.54 per share were outstanding but were not included in the computation of diluted loss per share because such options would have an antidilutive effect on the computation of diluted loss per share. These options expire at various dates from 1999 to 2009. The preferred stock conversion was also excluded from the computation for the nine months ended September 30, 1999 because of its antidilutive effect. Weighted average options to purchase 10,800,000 shares of common stock at $10.19 to $36.54 per share were outstanding during the third quarter of 1999 but were not included in the computation of diluted earnings per share because the options' exercise prices

                              Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

were greater than the average market price of the common shares. These options expire at various dates through 2009.

     Subsidiary Guarantee - A wholly-owned subsidiary of the Company has unconditionally guaranteed the full and prompt performance of the Company's obligations under certain of the notes and related indentures, including the payment of principal, premium (if any) and interest. Other than intercompany arrangements and transactions, the consolidated financial statements of the subsidiary are equivalent in all material respects to those of the Company and therefore are not presented separately.

     Treasury Stock - The Company follows the average cost method of accounting for treasury stock transactions.

     Discontinued Operations - During the first nine months of 1999 the Company operated in Alaska through a division of the Company and a wholly-owned subsidiary (collectively referred to herein as "ENSTAR"). In July 1999 the Company committed to a plan to dispose of ENSTAR, and on November 1, 1999 the Company completed the sale. Prior to the sale the results of operations and net assets of ENSTAR were reflected as discontinued operations.

     Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of hedging activities, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      The Company will adopt SFAS 133 effective January 1, 2001. Upon adoption, the Company will record its derivative instruments, which currently consist of the derivative financial instruments discussed in Note 4, at fair market value, as assets or liabilities in the Company's Consolidated Balance Sheet, based on quoted market values and the Company's portfolio of derivative instruments as of January 1, 2001. The Company at this time is unable to predict the market values that will exist for its derivative instruments on January 1, 2001. Any transition adjustment resulting from adoption will be reported either in net income or in other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Subsequent to adoption, the Company will adjust the carrying values of the derivative instruments to fair market value on an ongoing basis. The Company is currently completing its evaluation of the impact of these statements and believes the statements will not have a

                              Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

significant impact on its results of operations as it expects its current derivative activities will continue to qualify under hedge accounting. However, the adoption of SFAS 133 and the ongoing valuation of the Company's portfolio of derivative instruments could add an element of volatility to the Company's financial position and other comprehensive income measured under generally accepted accounting principles due to the marking to market of the derivative instruments.


Note 2.       Major Transactions

     Conveyances of Section 29 Credit Properties - In September 2000, the Company conveyed certain Internal Revenue Code Section 29 Tax Credit-bearing properties to a trust for approximately $70 million, which was recorded in other noncurrent liabilities and deferred revenue. As part of the transaction, the trust is required to hedge 85% of its estimated gas production through approximately December 31, 2005, depending upon actual production. Although the Company is not a party to the financial instrument, under SFAS 133 this transaction is determined to be an embedded derivative financial instrument.

     Deferred Revenue - In September 2000, the Company entered into a market-sensitive prepaid natural gas sales agreement to deliver approximately 53,500 Mcf of natural gas per day beginning in January 2002 through December 2003. In exchange for the natural gas to be provided, the Company received an advance payment of approximately $75 million. In addition, to the extent that for any month in which natural gas deliveries are made under the agreement, the index price, as defined, exceeds $2.50 MMbtu, the purchaser will make payments to the Company equal to the difference, if any, between the index price and $2.50 times the delivery quantity for that month. The obligation associated with the future delivery of the natural gas has been recorded as deferred revenue and is included in other noncurrent liabilities and deferred revenue. The deferred revenue will be amortized into revenue as scheduled deliveries of natural gas are made.

     Disposition of East Bay - In March 2000, the Company completed the sale of its East Bay Complex receiving net proceeds of approximately $78 million. The properties were located in the Mississippi Delta Region of the Gulf of Mexico. The East Bay Complex contributed revenues of $23 and $40 million for the first quarter of 2000 and the first nine months of 1999, respectively, and had operating profit of $10 million and $2 million, respectively.

     Disposition of Canadian Subsidiary - In April 1999, the Company completed a sale of its Canadian oil and gas assets, realizing net proceeds of $68 million. The Canadian assets disposed of contributed revenues of $7 million, and had an operating loss of $21 million (including impairment) for the nine months ended September 30, 1999.

     Proceeds from these transactions were used primarily to repay amounts outstanding under the Company's existing credit facilities.

                              Ocean Energy, Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 3.       Supplemental Disclosures of Cash Flow Information

                                                                            Nine Months Ended September 30,
                                                                   -------------------- ------ ----------------------
                                                                          2000                         1999
                                                                   --------------------        ----------------------
                                                                                (amounts in thousands)
Cash paid during the period for:
  Interest..................................................          $    76,874                 $   84,429
  Income taxes..............................................          $    25,220                 $   11,607


Note 4.       Financial Instruments

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its oil and natural gas production to achieve a more predictable cash flow as well as to reduce its exposure to price fluctuations. These instruments generally are swaps or price collars and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil. As a result, gains and losses on derivative financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. Gains and losses from these financial instruments are recognized in revenues for the periods to which the derivative financial instruments relate.

     As of September 30, 2000 and based on NYMEX oil and gas strip prices at that date, the Company's derivative financial instruments were as follows:

                                                       Crude Oil                               Natural Gas
                                           -----------------------------------     ------------------------------------
                                               Daily               Average             Daily
                                             Production             Hedged          Production              Average
                Period                         (Bbl)                Price               (Mcf)            Hedged Price
---------------------------------------    ---------------     ---------------     ---------------     ----------------
Fourth Quarter, 2000........                   25,000              $  22.17          115,000               $   2.95
First Six Months, 2001......                   15,000              $  21.53                -                      -

     Subsequent to September 30, 2000 the Company acquired put options that placed a $25.00 per Bbl floor price on 20,000 Bbl per day and a $4.00 per Mcf floor price on 100,000 Mcf per day during 2001.

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

                              Results Of Operations
                             (Amounts in Thousands)

                                                         Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                  ---------------------------------    -------------------------------
                                                      2000               1999              2000              1999
                                                  --------------     --------------    --------------    -------------
Oil and gas operations:
   Revenues:
     Natural gas............................       $  137,416         $  101,908        $ 337,402         $ 236,914
     Oil and NGL............................          123,673            112,485          406,184           279,379
                                                  --------------     --------------    --------------    -------------
                                                      261,089            214,393          743,586           516,293
                                                  --------------     --------------    --------------    -------------

   Operating expenses.......................           57,330             54,672          172,040           165,278
   Depreciation, depletion and amortization.           75,226             83,323          225,093           227,623
   Impairment of oil and gas properties.....                -                  -                -            28,500
                                                  --------------     --------------    --------------    -------------
   Operating profit ........................          128,533             76,398          346,453            94,892
Corporate...................................           (7,891)            (7,247)         (26,128)          (24,147)
                                                  --------------     --------------    --------------    -------------
   Total operating profit ..................       $  120,642         $   69,151        $ 320,325         $  70,745
                                                  ==============     ==============    ==============    =============

      With the Merger, the Company gained new operations in Egypt, Russia and Indonesia and expanded its operations in the U.S. and Cote d'Ivoire. In addition, the Company sold more than $700 million of non-core assets during 1999 and $86 million during the first nine months of 2000 as part of its debt reduction program. The Company's expanded operations, offset by property sales, combined with the continued escalation of world crude oil and natural gas prices which began during the second quarter of 1999 and has continued into 2000, resulted in a $227 million increase in revenues during the first nine months of 2000 and a $47 million increase for the current quarter compared to the same periods of 1999. During the first nine months of 1999, the Company recorded impairments of oil and gas properties in the amount of $28.5 million related primarily to the sale of the Canadian subsidiary on April 15, 1999. These factors combined to improve total operating profit by $250 million for the first nine months of 2000 and by $51 million for the third quarter of 2000 compared to the same periods of 1999. For the first quarter

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


of 1999, prior to the Merger, Seagull on a stand-alone basis recorded revenues of $57 million from its oil and gas operations and had production of 19,456 barrels of oil per day and 277 MMcf of gas per day.

     Revenues - Natural gas revenues increased $100 million, or 42%, to $337 million for the nine months ended September 30, 2000, from $237 million for the nine months ended September 30, 1999. Gas revenues increased $35 million, or 34%, to $137 million for the third quarter of 2000 as compared to $102 million for the third quarter of 1999. These increases are primarily due to higher average gas prices realized during the period, offset by the effects of property sales as discussed below. The average realized price for natural gas increased 52% to $3.06 per Mcf for the first nine months of 2000 as compared to $2.01 for the first nine months of 1999 and increased 55% to $3.65 per Mcf for the third quarter of 2000 compared to $2.36 per Mcf for the third quarter of 1999. Daily natural gas production for the first nine months of 2000 was 403 MMcf as compared to 431 MMcf per day for the first nine months of 1999. Daily production decreased 13% from 1999 volumes for the third quarter of 2000 to 409 MMcf due primarily to property sales.

     Oil revenues reached $406 million for the nine months ended September 30, 2000, an increase of $127 million, or 46%, over revenues of $279 million for the nine months ended September 30, 1999. For the third quarter of 2000, oil revenues increased $12 million, or 11%, to $124 million for 2000 compared to $112 million for the third quarter of 1999. These increases are the result of an increase in the average realized oil price during the period, offset by the effects of property sales as discussed below. The average realized price for oil increased 60% to $22.16 for the first nine months of 2000 compared to $13.84 for the same period in 1999. The average realized oil price increased to $21.24 for the third quarter of 2000 compared to $15.74 for the third quarter of 1999. Daily oil production decreased 10%, to 66,887 Bbl for the first nine months of 2000 as compared to 73,965 Bbl for the same period in 1999. For the third quarter of 2000, daily oil production decreased 19%, to 63,285 Bbl as compared to 77,674 Bbl for the third quarter of 1999 primarily due to property sales.

     During 1999 and the first quarter of 2000, the Company sold various non-core oil and gas assets as part of its debt reduction program as follows:

                                                                                 Net Daily Production
                                                                                   Nine Months Ended
                                                                                  September 30, 1999
                                                                       ------------------------------------------
                                                                          Oil and NGL                 Gas
                    Asset                           Date of Sale            (Bbl)                    (MMcf)
----------------------------------------------     ----------------    -------------------    -------------------

Canadian subsidiary........................          April 1999                    469                   14
Arkoma Basin assets (acquired
    primarily in Merger)...................          August 1999                     -                   56
Gulf of Mexico assets......................          August 1999                 2,212                    6
East Bay assets............................          March 2000                  7,727                   20
                                                                       -------------------    -------------------
Total reduction in daily production
   associated with property sales..........                                     10,408                   96
                                                                       ===================    ===================

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations


                                 Operating Data

                                                              Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                          ---------------------------   ---------------------------
                                                             2000           1999           2000           1999
                                                          ------------  -------------  -------------  -------------
   Net Daily Natural Gas Production (MMcf):
     Domestic.........................................           386           428            368            382
     Cote d'Ivoire....................................            14            34             25             30
     Other International..............................             9             8             10             19
                                                          ------------  -------------  -------------  -------------
     Total............................................           409           470            403            431
                                                          ============  =============  =============  =============

   Average Natural Gas Prices ($ per Mcf)  (1):
     Domestic.........................................      $     4.09    $     2.38     $     3.30     $     2.03
     Cote d'Ivoire....................................      $     2.02    $     1.77     $     2.19     $     1.73
     Other International..............................      $     3.92    $     2.44     $     3.62     $     1.74
     Weighted Average.................................      $     4.01    $     2.34     $     3.24     $     2.00
Average Natural Gas Prices including
   Hedging Activities ($ per Mcf).....................      $     3.65    $     2.36     $     3.06     $     2.01

   Net Daily Oil and NGL Production (Bbl):
     Domestic.........................................         25,206         36,522         27,737         38,340
     Equatorial Guinea................................         21,053         20,774         21,277         19,902
     Cote d'Ivoire....................................          3,433          5,046          4,001          4,839
     Egypt ...........................................          8,837         10,729          9,099          7,447
     Other International..............................          4,756          4,603          4,773          3,437
                                                          ------------  -------------  -------------  -------------
     Total............................................         63,285         77,674         66,887         73,965
                                                          ============  =============  =============  =============

   Average Oil and NGL Prices ($ per Bbl) (1):
     Domestic.........................................      $    26.05    $   18.99      $   25.42      $   15.07
     Equatorial Guinea................................      $    25.75    $   21.69      $   26.46      $   16.11
     Cote d'Ivoire....................................      $    28.53    $   20.24      $   25.23      $   16.56
     Egypt............................................      $    27.60    $   20.06      $   26.97      $   17.70
     Other International..............................      $    22.68    $   12.92      $   19.19      $    9.88
     Weighted Average.................................      $    26.05    $   19.58      $   25.51      $   15.47
Average Oil and NGL Prices including
   Hedging Activities ($ per Bbl).....................      $    21.24    $   15.74      $   22.16      $   13.84

   Wells Drilled:
     Gross............................................           99          103            234            206
     Net..............................................           64           70            133            125
     Success Rate.....................................           79%          74%            79%            78%

(1) All price information excludes the results of hedging activities, unless otherwise stated.

     Operating Expenses - Total operating expenses increased $7 million, or 4%, to $172 million for the nine months ended September 30, 2000 compared to $165 million for the comparable 1999 period. Operating expenses per BOE were $4.68 per BOE for the first nine months of 2000 compared to $4.15 per BOE for the comparable 1999 period. Approximately $0.39, or 74%, of the increase per BOE is attributable to increases in production taxes, which relate to the higher realized oil and gas prices. For the third quarter of 2000 total operating expenses remained

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

relatively flat at $57 million compared to $55 million for the third quarter of 1999, while operating expenses per BOE were $4.74 per BOE for the third quarter of 2000 compared to $3.81 per BOE for the third quarter of 1999. The increase in third quarter operating expenses per BOE is also due primarily to the increase in production taxes.

     Depreciation, Depletion and Amortization Expense - Total depreciation, depletion and amortization ("DD&A") expense for oil and gas operations decreased $3 million to $225 million for the nine months ended September 30, 2000 from $228 million for the same period in 1999. DD&A expense for oil and gas operations decreased $8 million to $75 million for the third quarter of 2000 compared to $83 million for the third quarter of 1999 primarily due to decreased production during the third quarter of 2000. DD&A expense per BOE related to oil and gas operations rose 7% to $6.13 per BOE for the nine months ended September 30, 2000, from $5.72 per BOE for the comparable period in 1999. DD&A per BOE was $6.22 per BOE for the third quarter of 2000 as compared to $5.81 per BOE for the third quarter of 1999. The higher DD&A expense per BOE for both the first nine months and the third quarter of 2000 is primarily attributable to the effects of property sales and the geographic mix of production.

     General and Administrative Expenses - General and administrative expenses increased $3 million to $21 million for the nine months ended September 30, 2000 from $18 million for the comparable 1999 period. This increase is due primarily to an increase in expense relating to compensation plans that are tied directly to the market price of the Company's common stock.

                                      Other

     Interest Expense - Interest expense decreased $29 million, or 33%, to $58 million for the nine months ended September 30, 2000 from $87 million in the comparable 1999 period. Interest expense for the third quarter of 2000 decreased $10 million to $20 million from $30 million for 1999, also a 33% decrease. These substantial decreases are the result of the Company's debt reduction program undertaken subsequent to the Merger in 1999 and to the increase in the amount of interest capitalized during the first nine months of 2000 ($34 million in 2000 as opposed to $28 million in 1999) and during the third quarter of 2000 ($11 million in 2000 as opposed to $8 million in 1999) due to the increase in the level of capital expenditures.

     Merger and Integration Costs - Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first nine months of 2000. Costs of $44 million were recorded in the first nine months of 1999 and consisted primarily of Old Ocean's severance costs ($24 million), the write-off of certain costs relating to Old Ocean's information technology system ($14 million) and compensation expense related to the vesting of Old Ocean's restricted stock ($6 million).

    Income Tax Expense (Benefit) - Income tax expense of $115 million was recognized for the nine months ended September 30, 2000 compared to an income tax benefit of $9 million for the nine months ended September 30, 1999. This change is primarily the result of three factors: (i)

                               Ocean Energy, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations



significant improvement in operating results; (ii) changes in the nature of deferred tax assets and liabilities due to asset sales and prepaid crude oil and natural gas sales; and (iii) the relative significance of international operating results and taxes to the Company's total results.

                         Liquidity And Capital Resources

     Liquidity - As a result of the Merger, the Company had nearly $2 billion in long-term debt as of March 31, 1999. One of management's goals has been the reduction of these high debt levels, leading to a debt to total capitalization ratio of 54% by the end of 2000. With a debt to total capitalization ratio of 49% at September 30, 2000, the Company exceeded its target ratio of 54% and expects continued improvement through year-end. The improvement in the debt to total capialization ratio was achieved and long-term debt was reduced to $1.1 billion at September 30, 2000 with cash flows attributable to asset sales, prepaid oil and gas sales, higher commodity prices and disciplined capital spending.

     Concurrent with the closing of the Merger on March 30, 1999, the Company entered credit facilities (the "Credit Facilities"), which combined the existing credit facilities of both Old Ocean and Seagull. As of September 30, 2000, the Credit Facilities consist of a $500 million five-year revolving facility and a renewable $200 million 364-day facility. The Credit Facilities bear interest, at the Company's option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. Due to the substantial repayments made during the third quarter of 2000, borrowings outstanding against the Credit Facilities have been reduced from $225 million at June 30, 2000 to $40 million at September 30, 2000. Letters of Credit totaled $45 million at September 30, 2000, leaving $615 million of available credit.

                              Capital Expenditures
                             (Amounts in Thousands)

                                                 Three Months Ended                     Nine Months Ended
                                                   September 30,                           September 30,
                                          ---------------------------------     -----------------------------------
                                              2000               1999                2000                1999
                                          --------------     --------------     ---------------     ---------------
Oil and Gas Operations:
  Leasehold acquisitions...............     $  16,420          $   4,336          $  45,418           $ 16,907
  Exploration costs...................         49,432             34,375            133,407             84,220
  Development costs...................         94,028             42,913            226,292            119,126
                                          --------------     --------------     ---------------     ---------------
                                              159,880             81,624            405,117            220,253
Corporate.............................          2,121              6,270              8,232             11,723
                                          --------------     --------------     ---------------     ---------------
Total Continuing Operations...........        162,001             87,894            413,349            231,976
   Discontinued Operations............              -              2,869                  -              5,040
                                          --------------     --------------     ---------------     ---------------
Total Capital Expenditures............      $ 162,001          $  90,763          $ 413,349           $237,016
                                          ==============     ==============     ===============     ===============


     During the first nine months of 2000 the Company drilled 234 gross wells, 133 net wells, with a success rate of 79%. During the third quarter of 2000 the Company drilled 99 gross wells, 64 net wells, also with a success rate of 79%.

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

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance remaining 2000 capital expenditures primarily with funds provided by operations.

Accounting Pronouncements

     In June 1998,  the FASB  issued  SFAS No. 133,  Accounting  for  Derivative
Instruments and Hedging Activities ("SFAS 133"), and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. These statements establish standards of accounting for and disclosures of derivative instruments and hedging activities and are effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001. See Note 1 to the Company's Consolidated Financial Statements for a discussion of the expected impact of SFAS 133 on the Company's financial position and results of operations.

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

Defined Terms

     Natural gas is stated herein in thousand cubic feet ("Mcf") or million cubic feet ("MMcf"). Oil, condensate and natural gas liquids ("NGL") are stated in barrels ("Bbl). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. BOE represents one barrel of oil equivalent with six Mcf of gas converted to one barrel of liquid.

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

-    Competition  from  others  in  the  energy  industry;   and

- Effects of implementation of SFAS 133 on the Company's financial position and results of operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks.

     To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various derivative financial instruments for its oil and natural gas production for the remainder of 2000 and for 2001. See Note 4 to the Company's Consolidated Financial

                               Ocean Energy, Inc.

Statements for a discussion of hedging activities during the first nine months of 2000. To calculate the potential effect of the derivative financial instruments on revenues, the Company applies the average NYMEX oil and gas strip prices for the remainder of 2000 and for 2001 to the quantity of the Company's oil and gas production hedged as of September 30, 2000. The following table shows the estimated potential effect of the derivative financial instruments on revenues for the periods for which the hedges are in effect (in thousands):

                                       Estimated Increase           Estimated Increase          Estimated Increase
                                     (Decrease) in Revenues       (Decrease) in Revenues      (Decrease) in Revenues
                                            at Current             with 10% Decrease in        with 10% Increase in
             Period                           Prices                       Prices                      Prices
---------------------------------    ------------------------    -------------------------    ------------------------
Fourth Quarter, 2000.........              $     (45,000)            $     (32,000)               $     (57,000)
Year 2001....................                    (23,000)                  (15,000)                     (31,000)

                           Part II. Other Information

Item 4.       Submission of Matters to a Vote of Security Holders

     None during the third quarter of 2000.

Item 6.       Exhibits and Reports on Form 8-K

(a)  Exhibits:

 *#10.1            First Amendment to Ocean Energy, Inc. Supplemental Benefit Plan dated September 29, 2000.

 *#10.2            Ocean Energy, Inc. Excess Benefit Plan dated September 29, 2000.

 *#10.3            First Amendment to Executive  Supplemental  Retirement Plan Membership  Agreement by and between the
                   Company and James T. Hackett effective as of June 26, 2000.

 *#10.4            Employment Agreement by and between the Company and John D. Schiller dated July 20, 2000.

 * 27.1            Financial Data Schedule.

* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.

                               Ocean Energy, Inc.


(b)      Reports on Form 8-K:

     On October 25, 2000, the Company filed a Current Report on Form 8-K dated October 25, 2000 containing the Company's revised estimates of its operating statistics for the fourth quarter and year ended December 31, 2000. The item reported in such Current Report was Item 9. Regulation FD Disclosure.

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

                                Date:      November 2, 2000


                                By:        /s/Gordon L. McConnell
                                           Gordon L. McConnell
                                           Vice President and Controller
                                           (Principal Accounting Officer)

                                 Date:      November 2, 2000

                               Ocean Energy, Inc.

                                EXHIBIT INDEX


 *#10.1            First Amendment to Ocean Energy, Inc. Supplemental Benefit Plan dated September 29, 2000.

 *#10.2            Ocean Energy, Inc. Excess Benefit Plan dated September 29, 2000.

 *#10.3            First Amendment to Executive  Supplemental  Retirement Plan Membership  Agreement by and between the
                   Company and James T. Hackett effective as of June 26, 2000.

 *#10.4            Employment Agreement by and between the Company and John D. Schiller dated July 20, 2000.

 * 27.1            Financial Data Schedule.

* Filed herewith.
# Identifies management contracts and compensatory plans or arrangements.