Form 10-K405
period 2000-12-31
OCEAN ENERGY INC /TX/
filed 2001-03-21
CIK 320321

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

X                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

__                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange on
   Title of each class                 which registered
 Common Stock, par value $.10 per share      New York Stock Exchange
      Preferred Stock Purchase Rights            New York Stock Exchange

        Securities registered pursuant to Section 12 (g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X       NO ___

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

        As of March 9, 2001, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $3,546,420,000.

        As of March 9, 2001, 169,016,547 shares of Common Stock, par value $0.10 per share, were outstanding.

                                        Documents Incorporated by Reference
                           Document                                             Part of Form 10-K
                           --------                                             -----------------
                    (1) Annual Report to Shareholders for                         PARTS I and II
                           year ended December 31, 2000
                    (2) Proxy Statement for Annual meeting                           PART III
                  of Shareholders to be held on May 9, 2001

Ocean Energy, Inc.

Index

                                                Part I

                                                 Part II
Item 5.       Market for Registrant's Common Stock and Related Shareholder Matters..     22
Item 6.       Selected Financial Data...............................................     23
Item 7.       Management's Discussion and Analysis of Financial Condition and

Item 9.       Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..............................................     24

                                                 Part III
Item 10.      Directors and Executive Officers of the Registrant....................     24
Item 11.      Executive Compensation................................................     24
Item 12.      Security Ownership of Certain Beneficial Owners and Management........     24
Item 13.      Certain Relationships and Related Transactions........................     24

                                                 Part IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.......     25
Signatures..........................................................................     32

(i)

Ocean Energy, Inc.

Part I

Item 1.  Business

        Ocean Energy, Inc. (the “Company” or “Ocean”) is an independent energy company engaged in the exploration, development, production, and acquisition of crude oil and natural gas. North American operations are focused primarily in the shelf and deepwater areas of the Gulf of Mexico, the Permian Basin, Midcontinent, and Rocky Mountain areas. Internationally, Ocean conducts its oil and gas activities in Equatorial Guinea, Côte d’Ivoire, Angola, Egypt, Tatarstan, Pakistan, and Indonesia.

        On March 30, 1999, the Company merged with and into Seagull Energy Corporation (the “Seagull Merger”), and the resulting company was renamed Ocean Energy, Inc. The merger was treated as an acquisition of Seagull by Ocean in a purchase transaction. As such, the financial and operating results and property descriptions presented here, unless expressly noted otherwise, are those of Ocean Energy, Inc. on a stand-alone basis for 1998 and the first quarter of 1999 and of the combined company thereafter.

        The Company achieved its best performance ever in 2000. Taking advantage of one of the highest commodity environments for oil and gas in recent years, the Company was able to strengthen its balance sheet and grow reserves. Using cash flows attributable to higher commodity prices and by maintaining a disciplined approach to capital spending, the Company reduced its long-term debt to $1 billion at December 31, 2000, decreasing its debt to total capitalization ratio from 68% at the time of the merger to 47% at the end of 2000 and achieving investment grade status from Standard and Poor’s and Moody’s Investor Services. The Company ended 2000 with a 269% reserve replacement rate and a finding and development cost of $4.28 per barrel of oil equivalent.

        The Company remains committed to producing low-cost energy, thereby enhancing shareholder success and value, maintaining its focus on operating efficiency, and continuing to strengthen its capital structure.

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

Ocean Energy, Inc.

Important factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include information concerning general economic conditions and possible or assumed future results of operations of the Company, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures, the Company’s realization of its deferred tax assets, the level of future expenditures for environmental costs, and management’s strategies, plans and objectives as set forth herein.

Oil and Gas Operations

        The Company’s operating activities are focused primarily in three operating areas: (i) certain onshore areas of North America, (ii) the continental shelf and deepwater areas (water depth of over 1,500 feet) of the Gulf of Mexico, and (iii) the international area comprising Equatorial Guinea, Côte d’Ivoire, Egypt, Republic of Tatarstan, Indonesia, Pakistan and Angola.

        The Company’s capital investment program during 2001, as recently approved by the Company’s Board of Directors, was increased from the originally approved budget of $700 million to include the Texoil acquisition, other planned activity and higher prices for rig rentals and well services. The spending will be funded from the Company’s cash flow from operations based on anticipated commodity prices and is subject to change if market conditions shift or new opportunities are identified. Of the budget, approximately $325 million to $375 million will be spent in the Gulf of Mexico region, approximately $200 million to $225 million will be spent internationally, and approximately $325 million to $350 million will be spent in the U.S. Onshore region. Approximately 35% to 45% of the budget is allocated to exploratory projects. During the first quarter of 2001 the Company expects to complete its acquisition of Texoil, Inc., an independent oil and gas company with activities in Texas and Louisiana, for a total cash purchase price of approximately $130 million including assumed bank debt of approximately $15 million.

     Ocean's principal oil and gas producing areas include the following:

                              Proved Reserves at December 31, 2000
                             --------------------------------------
                              Gas (Bcf)     Oil (MMBbl)      MMBOE
                             -----------   -------------   --------
  Domestic:
     North America Onshore.       844.8          25.1        165.9
     Gulf of Mexico........       377.8          55.6        118.5
  International:
     Equatorial Guinea.....           -          97.1         97.1
     Côte d'Ivoire.........       154.8           4.2         30.0
     Egypt.................          .6          16.0         16.1
     Other International...        52.9          23.6         32.5
                             -----------   -------------    --------
  Total....................     1,430.9         221.6        460.1
                             ===========   =============    ========

        For additional information relating to the Company’s oil and gas reserves, see Note 18 to the Consolidated Financial Statements included in the Company’s 2000 Annual Report to Shareholders and as Exhibit 13 attached hereto. As required, Ocean also files estimates of oil

Ocean Energy, Inc.

and gas reserve data with various governmental regulatory authorities and agencies. These estimates were not materially different from the reserve estimates reported in the Consolidated Financial Statements.

Domestic

        The Company’s domestic activities reside in two main areas: the Gulf of Mexico and certain onshore areas of North America. The domestic area accounts for 62% of the Company’s reserves and 66% of total production for the year ended December 31, 2000.

        Gulf of Mexico – The Company’s Gulf of Mexico properties are located in offshore waters along the coasts of Texas and Louisiana. For 2000, the Gulf of Mexico area had average daily production of approximately 41,000 BOE per day. This area currently accounts for 30% of company-wide production and will be the focus of nearly half of the Company’s planned capital expenditures in 2001.

        The major growth area in this area is within Ocean’s deepwater prospects. During 2000, deepwater successes included the Nansen, Boomvang and Magnolia projects. In addition the Company was awarded 10 deepwater blocks near the Nansen and Boomvang discoveries. Development scenarios are being evaluated for these areas and other deepwater projects and Ocean expects to spend approximately $180 million of its planned 2001 capital expenditures on Gulf of Mexico deepwater projects.

        North America Onshore – Ocean’s portfolio of onshore properties in North America is focused primarily in the Anadarko Basin of the Texas Panhandle and western Oklahoma, the Arklatex area of east Texas and northwest Louisiana, the Permian Basin, South Texas, and the Bear Paw Field in north central Montana. These properties are located mostly in mature areas where the Company can take advantage of low-cost exploitation to maintain and replace reserves. For 2000, the North America Onshore area had average daily production of approximately 48,000 BOE per day.

International

        Internationally, the Company produces in five countries – Equatorial Guinea, Côte d’Ivoire, Egypt, Russia and Indonesia. In addition, the Company has interests in various other countries around the world, including Angola and Pakistan. The following is a description of each of the Company’s major international operating areas.

        Equatorial Guinea – In Equatorial Guinea, the Company has three production sharing contracts (“PSCs”) through which the Company holds contract interests ranging from 24% to 38%. For 2000, the Company had production of over 22,000 Bbl per day from the Zafiro Field in Block B where the Jade platform was installed in early 2000 and four development wells were completed. Additional development activity is planned for Block B in 2001. Exploratory efforts in 2001 are concentrated in Block C where Ocean plans to participate in the Oreja Marina well that will test the Isongo formation which the Company believes has significant reserve potential.

Ocean Energy, Inc.

     Côte d'Ivoire - In Côte d'Ivoire, the Company operates four PSCs. During 2000, the Company produced approximately 7,800 BOE per day in Côte d'Ivoire.

        Egypt – The Company’s Egyptian operations consist of working interests in five concessions that were acquired in the Seagull Merger. Four of these concessions are producing concessions – Qarun, East Zeit, East Beni Suef and West Abu Gharadig. For 2000, Ocean had production in Egypt of over 8,800 BOE per day. Ocean also holds an interest in an exploratory block in the Gulf of Suez.

     Other International - The Company’s other international operations include additional exploratory opportunities and producing properties.

        In the Republic of Angola, Ocean holds interests in approximately 1.2 million gross acres in Block 19, in the Lower Congo Basin where several large fields have been discovered, and another approximately 1.2 million gross acres in Block 24 in the neighboring Kwanza Basin – a new deepwater play. In the first half of 2001, the Company expects to drill an exploratory well, Semba, on Block 24.

     In Pakistan, the Company is acquiring and evaluating 3-D seismic information over acreage in the Pasni, Gawadar and Makran Central offshore areas.

        The Company has a net 45% interest in a joint venture in Tatarstan, a republic in the Russian Federation located west of the Ural Mountains and east of the Volga River. During 2000, the joint venture’s activities included vapor recovery projects and the development and operation of the Onbysk and Demkino fields. During 2000, the Company produced almost 5,000 BOE per day in Russia.

     Ocean also owns a 1.7% interest in a joint venture for the exploration, development and production of oil and gas in approximately 1.1 million acres in East Kalimantan, Indonesia. The majority of the joint venture's revenue results from the sale of liquified natural gas.

        The Company’s acreage in the international area is generally held pursuant to PSCs with host governments. Generally, under a PSC, the working interest partners pay all of the capital and operating costs and production is split between the government and the working interest partners. Working interest partners recover costs from a percentage of produced and sold petroleum. The remaining oil and gas produced and sold, after cost recovery, is divided between the government and the working interest partners. Included in the government’s share of remaining petroleum are all government royalties and, in certain situations, the applicable income taxes for the working interest partners.

Ocean Energy, Inc.

Production

        The following table summarizes the Company’s production, average sales prices and operating costs for the periods indicated:

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                 2000            1999            1998
                                             ------------    ------------    ------------
Domestic :
   Net production:
     Gas (MMcf)..........................        136,722         137,195          99,346
     Oil and NGL (MBbl)..................          9,974          13,532          14,660
   Average sales price: (1)
     Gas (per Mcf).......................     $     3.95      $     2.26     $      2.09
     Oil and NGL (per Bbl)...............     $    25.85      $    17.06     $     12.51
   Average operating costs (per BOE) (2).     $     5.67      $     5.04     $      5.47
Equatorial Guinea:
   Oil production (MBbl).................          8,344           7,323           6,537
   Average oil sales price (per Bbl) (1).     $    26.06      $    17.91     $     11.35
   Average operating costs (per BOE) (2).     $     2.49      $     3.02     $      1.99
Côte d'Ivoire:
   Net production:
     Gas (MMcf)..........................          8,552          11,050           7,824
     Oil and NGL (MBbl)..................          1,409           1,765           1,081
   Average sales price: (1)
     Gas (per Mcf).......................     $     2.28      $     1.68     $      1.64
     Oil and NGL (per Bbl)...............     $    24.15      $    18.24     $     12.56
   Average operating costs (per BOE) (2).     $     3.80      $     3.16     $      3.29
Egypt:
   Net production:
     Gas (MMcf)..........................            217             264               -
     Oil and NGL (MBbl)..................          3,228           2,999               -
   Average sales price: (1)
     Gas (per Mcf).......................     $     5.12      $     3.66     $         -
     Oil and NGL (per Bbl)...............     $    26.61      $    19.32     $         -
   Average operating costs (per BOE) (2).     $     5.08      $     3.51     $         -
Other International:
   Net production:
     Gas (MMcf)..........................          3,312           5,666          10,135
     Oil and NGL  (MBbl).................          1,796           1,366             450
   Average sales price: (1)
     Gas (per Mcf).......................     $     3.78       $     1.81    $      1.37
     Oil and NGL (per Bbl)...............     $    20.14       $    12.32    $     11.78
   Average operating costs (per BOE) (2).     $     9.72       $     3.30    $      3.30

Ocean Energy, Inc.

                                                       Year Ended December 31,
                                             --------------------------------------------
                                                 2000            1999            1998
                                             ------------    ------------    ------------
Total:
   Net production:
     Gas (MMcf)..........................        148,803          154,175        117,305
     Oil and NGL  (MBbl).................         24,751           26,985         22,728
   Average sales price: (1)
     Gas (per Mcf).......................     $     3.85       $     2.21    $      2.00
     Oil and NGL (per Bbl)...............     $    25.51       $    17.38    $     12.16
   Average sales price including hedging: (1)
     Gas (per Mcf).......................     $     3.54       $     2.23    $      2.00
     Oil and NGL (per Bbl)...............     $    22.11       $    15.33    $     13.24
   Average operating costs (per BOE) (2).     $     5.18       $     4.54    $      4.70

  (1)  Average sales prices are before deduction of production, severance, and other taxes and transportation expenses.

  (2)  Operating costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes, transportation expenses and general operating expenses.

Oil and Gas Drilling Activities

        Ocean’s oil and gas exploratory and developmental drilling activities are as follows for the periods indicated. A well is considered productive for purposes of the following table if it justifies the installation of permanent equipment for the production of oil or gas. The term “gross wells” means the total number of wells in which Ocean owns an interest, while the term “net wells” means the sum of the fractional working interests Ocean owns in gross wells. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.

Ocean Energy, Inc.

                                                 Year Ended December 31,
                      ------------------------------------------------------------------------------
                              2000                         1999                       1998
                      ----------------------     -------------------------    ----------------------
                       Gross         Net          Gross           Net          Gross         Net
                      ---------    ---------     ---------     -----------    ---------    ---------
Domestic:
 Exploratory Drilling:
   Productive Wells...      19            8            21              10           41           25
   Dry Holes..........      25           10            12               6           19           10
 Development Drilling:
   Productive Wells...     165           90           151              93          207           98
   Dry Holes..........      26           21            38              31           17           14
Equatorial Guinea:
 Exploratory Drilling:
   Productive Wells...       -            -             -               -            3            2
   Dry Holes..........       -            -             3               1            5            4
 Development Drilling:
   Productive Wells...       4            1             3               1            5            1
   Dry Holes..........       -            -             -               -            -            -
Côte d'Ivoire:
 Exploratory Drilling:
   Productive Wells...       -            -             -               -            2            2
   Dry Holes..........       -            -             1               -            3            2
 Development Drilling:
   Productive Wells...       1            -             -               -            -            -
   Dry Holes..........       -            -             -               -            -            -
Egypt:
 Exploratory Drilling:
   Productive Wells...       -            -             -               -            -            -
   Dry Holes..........       3            1             1               -            -            -
 Development Drilling:
   Productive Wells...       6            2             5               1            -            -
   Dry Holes..........       -            -             -               -            -            -
Other International:
 Exploratory Drilling:
   Productive Wells...       2            1             1               -           12            8
   Dry Holes..........       3            3             1               1           10            7
 Development Drilling:
   Productive Wells...      33           16            16               8           52           13
   Dry Holes..........       -            -             -               -            2            -
Total:
 Exploratory Drilling:
   Productive Wells...      21            9            22              10           58           37
   Dry Holes..........      31           14            18               8           37           23
 Development Drilling:
   Productive Wells...     209          109           175             103          264          112
   Dry Holes..........      26           21            38              31           19           14

        The Company had 31 gross (12 net) exploratory wells and 77 gross (41 net) development wells in progress at December 31, 2000. Wells classified as “in progress” at year-end represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

Ocean Energy, Inc.

        The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 2000. Productive wells are either producing wells or wells capable of commercial production although currently shut-in. One or more completions in the same borehole are counted as one well.

                                      Gross Wells                                       Net Wells
                     ----------------------------------------------   ----------------------------------------------
                                                        Multiple                                        Multiple
                        Gas        Oil       Total     Completions      Gas       Oil        Total     Completions
                     ----------  ---------  ---------  ------------   --------  ---------  ----------  ------------
Domestic:
   North America
     Onshore.....     2,918       1,601      4,519          118       1,750       164       1,914           69
   Gulf of Mexico       159         275        434           62          66       191         257           43
Equatorial Guinea         -          27         27            -            -        7           7            -
Côte d'Ivoire....         4          13         17            2           2         6           8            1
Egypt............         -          60         60           12            -       25          25            3
Other International       -         246        246            -            -        1           1            -
                     ----------  ---------  ---------  ------------   --------  ---------  ----------  ------------
                      3,081       2,222      5,303          194       1,818       394       2,212          116
                     ==========  =========  =========  ============   ========  =========  ==========  ============

Developed and Undeveloped Oil and Gas Acreage

     As of December 31, 2000, the Company owned working interests in the following developed and undeveloped oil and gas acreage (amounts in thousands):

                                 Developed               Undeveloped
                           ----------------------    ----------------------
                             Gross         Net         Gross         Net
                           ---------    ---------    ---------    ---------
Domestic:
   North America Onshore.      967          557        1,887          621
   Gulf of Mexico........      489          221          962          523
International:
   Equatorial Guinea.....       36            8        1,360          440
   Côte d'Ivoire.........       20           10        1,326          800
   Egypt.................      433          115        8,187        3,401
   Other International...       39           20        7,339        4,466
                           ---------    ---------    ---------    ---------
Total                        1,984          931       21,061       10,251
                           =========    =========    =========    =========

        Additionally, as of December 31, 2000, the Company owned royalty interests in approximately 185,000 gross (2,000 net) developed acres and approximately 3 million gross (40,000 net) undeveloped acres located primarily in Argentina, Australia and Indonesia.

        For additional information relating to oil and gas producing activities, see Note 18 to the Consolidated Financial Statements included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

U.S. Regulation

        The availability of a ready market for oil and natural gas production depends upon numerous regulatory factors beyond the Company’s control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control and state limits on allowable rates of production by a well or proration unit. State and federal regulations generally are intended to prevent waste of oil and natural gas,

Ocean Energy, Inc.

protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment.

        Regulation of Oil and Natural Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells. The Company’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production requirements regarding the ratability of production.

        Federal Regulation of Sales and Transportation of Natural Gas. Historically, the transportation and sale of natural gas in U.S. interstate commerce has been regulated pursuant to several laws enacted by Congress and the regulations promulgated under these laws by the Federal Energy Regulatory Commission (“FERC”). The FERC regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While “first sales” by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

        Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D (“Order No. 636”), which require interstate pipelines to provide transportation services separate, or “unbundled,” from the pipelines’ sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate our production activities, the FERC has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on our activities. The

Ocean Energy, Inc.

courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify their open access regulations. These initiatives may affect the intrastate transportation of gas under certain circumstances.

        In particular, the FERC is conducting a broad review of their transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include: (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, subject to review and possible extension of the program at that time; (2) permitting value-oriented peak/off peak rates to better allocate revenue responsibility between short-term and long-term markets; (3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline; (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties; (5) retaining the right of first refusal (“ROFR”) and the 5 year matching cap for long-term shippers at maximum rates, but significantly narrowing the ROFR for customers that the FERC does not deem to be captive; and (6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments. The new reporting requirements became effective September 1, 2000. We cannot predict what action the FERC will take on these matters in the future, nor can we accurately predict whether the FERC’s actions will, over the long term, achieve the goal of increasing competition in markets in which our natural gas is sold. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

        Offshore Leasing. U.S. offshore operations the Company conducts are on federal oil and gas leases. Ocean must comply with regulatory restrictions from numerous agencies, including the U.S. Minerals Management Service (“MMS”), U.S. Bureau of Land Management, U.S. Coast Guard and U.S. Environmental Protection Agency. For offshore operations, the Company must obtain regulatory approval for exploration, development and production plans prior to the commencement of such operations. These agencies have stringent engineering and construction specifications, safety-related regulations concerning the design and operating procedures for offshore production platforms and pipelines, regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization, regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities and other rules and regulations governing many phases of offshore operations. To cover the various obligations of lessees, governmental agencies generally require substantial bonds or other acceptable assurances that such obligations will be met.

Ocean Energy, Inc.

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

        The MMS recently issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This new rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict whether this new rule will be upheld in federal court, nor can we predict whether the MMS will take further action on this matter. However, we do not believe that this new rule will affect us any differently than other producers and marketers of crude oil.

Competition

        The Company’s competitors in oil and gas exploration, development and production include major oil companies, as well as numerous independent oil and gas companies, individuals and drilling partnerships. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. The Company’s success in discovering reserves will depend on its ability to select suitable prospects for future exploration in today’s competitive environment. For further discussion of the Company’s customers and markets see Note 2 to the Consolidated Financial Statements included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

     During 2000 and 1999, the Company had one customer who accounted for 44% and 11% of total revenues, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company had a second customer who accounted for 20%, 18% and 15% of total revenues, respectively. In addition, the Company had a third customer who accounted for 16% of total revenues in 1999 and another customer who accounted for 12% of total revenues in 1998. Because a ready market exists for the Company’s oil and gas production the Company does not believe the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

Environmental Matters

        Ocean’s operations are subject to federal, foreign, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments issue rules and regulations to implement and enforce such laws which are often difficult and costly to comply with and which carry substantial

Ocean Energy, Inc.

penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling or production commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, restrict the rate of oil and gas production and impose substantial liabilities for pollution resulting from the Company’s operations. State laws often require some form of remedial action to prevent pollution from former operations, such as pit closure and plugging abandoned wells. In addition, these laws and regulations may impose substantial liabilities and penalties for the Company’s failure to comply with them or for any contamination resulting from the Company’s operations.

        The Company has established policies and procedures for continuing compliance with environmental laws and regulations; however the Company does not believe costs relating to these laws and regulations have had a material adverse effect on the Company’s operations or financial condition in the past. As these laws and regulations are becoming more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance with environmental laws and regulations could increase the cost of operating drilling equipment or significantly limit drilling and operation or production activities.

Risk Factors

     In addition to the other information in this document, investors in our common stock should consider carefully the following risks.

        Dependence On Oil and Gas Prices. Ocean’s success will depend on the market prices of oil and gas. These market prices tend to fluctuate significantly in response to factors beyond the Company’s control. Oil and gas prices have reached multi-year highs in some markets in recent months, but we cannot assure you that these price levels will continue. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and could result in charges to earnings for impairment of the value of these assets.

        Significant Capital Requirements. Ocean must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, we have paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. Ocean’s revenues or cash flows could be reduced because of lower oil and gas prices or for some other reason. If Ocean’s revenues or cash flows decrease, we may not have the funds available to replace our reserves or to maintain production at current levels. If this occurs, our production will decline over time. Other sources of financing may not be available if Ocean’s cash flows from operations are not sufficient to fund its capital expenditure requirements. Where Ocean is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures

Ocean Energy, Inc.

associated with the particular project. If Ocean cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

        Our Oil and Gas Reserve Information Is Estimated. The proved oil and gas reserve information included in this document represents only estimates. These estimates are based primarily on reports prepared by internal reserve engineers. The estimates were calculated using oil and gas prices as of December 31, 2000, which could change. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including the following:

  historical production from the area compared with production from other producing areas;
  the assumed effects of regulations by governmental agencies;
  assumptions concerning future oil and gas prices; and
  assumptions concerning future operating costs, severance and excise taxes, development costs and workover and remedial costs.

     Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

  the quantities of oil and gas that are ultimately recovered;
  the production and operating costs incurred;
  the amount and timing of future development expenditures; and
  future oil and gas sales prices.

        Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. Ocean’s actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the differences may be material. The discounted future net cash flows included in this document should not be considered as the current market value of the estimated oil and gas reserves attributable to Ocean’s properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

  the amount and timing of actual production;
  supply and demand for oil and gas;
  increases or decreases in consumption; and
  changes in governmental regulations or taxation.

Ocean Energy, Inc.

        In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

        Ocean Operates in Foreign Countries and Will Be Subject to Political, Economic and Other Uncertainties. Ocean conducts significant operations in foreign countries. Ocean may also operate in other countries in the future. Operations in foreign countries, particularly in the oil and gas business, are subject to political, economic and other uncertainties, including:

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

        Foreign countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to Ocean by another country, Ocean’s interests could be lost or decreased in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect Ocean’s interests. The Company seeks to manage these risks by, among other things, concentrating its international exploration efforts in areas where the Company believes that the existing government is favorably disposed towards United States exploration and production companies.

        Oil and Gas Operations Involve Substantial Costs and Are Subject to Various Economic Risks. The oil and gas operations of Ocean are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire producing properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Ocean’s exploration, development and production activities to be unsuccessful. This could result in a total loss of Ocean’s investment. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

Ocean Energy, Inc.

        Drilling Oil and Gas Wells Could Involve Blowouts, Hurricanes, Environmental Hazards and Other Operating Risks. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to Ocean. In addition, Ocean may be liable for environmental damages caused by previous owners of property purchased by Ocean or its predecessors. As a result, substantial liabilities to third parties or governmental entities may be incurred. The payment of these amounts could reduce or eliminate the funds available for exploration, development or acquisitions. These reductions in funds could result in a loss of Ocean’s properties. Additionally, some of Ocean’s oil and gas operations are located in areas that are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with customary industry practices, Ocean maintains insurance against some, but not all, of such risks and losses. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the financial position and results of operations of Ocean.

        Competition Within the Oil and Gas Industry is Intense. The exploration and production business is highly competitive. Many of Ocean’s competitors have substantially larger financial resources, staffs and facilities than Ocean. These competitors include other independent oil and gas producers such as Anadarko Petroleum Corporation, Apache Corporation, Burlington Resources Inc., Devon Energy Corporation, EOG Resources, Inc., Kerr-McGee Corporation, Noble Affiliates, Inc., Pioneer Natural Resources Company, and Unocal Corporation as well as major oil and gas companies such as Exxon Mobil Corporation, Shell Oil Company and BP Amoco Corporation.

        Government Agencies Can Increase Costs and Can Terminate or Suspend Operations. Ocean’s business is subject to foreign, federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and gas, as well as environmental and safety matters. Many of these laws and regulations have become stricter in recent years. These laws and regulations often impose greater liability on a larger number of potentially responsible parties. Under some circumstances, the U.S. Minerals Management Service may require the operations of Ocean on federal leases to be suspended or terminated. These circumstances include Ocean’s failure to pay royalties, Ocean’s failure to comply with safety and environmental regulations and the MMS’ reaction to political pressure to limit offshore drilling in environmentally sensitive areas. This could have a material adverse effect on Ocean’s financial condition and operations. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance could increase the cost of operating offshore drilling equipment or significantly limit drilling activity.

Ocean Energy, Inc.

Employees

        As of February 28, 2001, the Company had 1,051 employees. In addition to the services of its full time employees, the Company contracts, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees. Except for local national employees in Côte d’Ivoire, none of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Executive Officers of the Company

        The executive officers of the Company, each of whom has been elected to serve until his successor is elected and qualified, are as follows:

Name                                Age    Present Position and Prior Business Experience
----                                ---    ----------------------------------------------

James T. Hackett*..............     47     President and Chief Executive Officer since March 1999 and Chairman of the Board since January 2000; President and Chief Executive Officer of
                                           Seagull from September 1998 and Chairman of the Board of Seagull from
                                           January 1999 to March 1999; Group President of Duke Energy's unregulated operations and Executive Vice President of Panenergy from January 1996 to September 1998.

William L. Transier*...........     46     Executive Vice President and Chief Financial Officer since March 1999;
                                           Executive Vice President and Chief Financial Officer of Seagull from
                                           September 1998 to March 1999; Senior Vice President and Chief Financial
                                           Officer of Seagull from May 1996 to September 1998; For the previous 20 years, he held a variety of positions at KPMG LLP including partner from
                                           July 1986 until April 1996.

Robert K . Reeves*.............     43     Executive Vice President, General Counsel and Secretary since March
                                           1999; Executive Vice President, General Counsel and Secretary of Old
                                           Ocean from June 1997 to March 1999; Senior Vice President, General
                                           Counsel and Secretary of Old Ocean from May 1994 to June 1997.

John D. Schiller, Jr*..........     41     Executive Vice President, Operations since March 2000; Senior Vice
                                           President, North America Onshore and International Operations from March
                                           1999 to March 2000; Senior Vice President, Operations of Seagull from
                                           September 1998 to March 1999; Production Manager - Gulf Coast Division
                                           of Burlington Resources from October 1997 to August 1998; Engineering
                                           Manager - Offshore Division of Burlington Resources from April 1994 to
                                           September 1997.

William S. Flores, Jr.........      44     Senior Vice President, Drilling since March 1999; Vice President,
                                           Drilling of Old Ocean from March 1998 to March 1999; Vice President,
                                           Operations of Old Ocean from August 1993 to March 1998.

Ocean Energy, Inc.

Name                                Age    Present Position and Prior Business Experience
----                                ---    ----------------------------------------------
Scott A. Griffiths............      47     Senior Vice President of International Exploration since March 1999;
                                           Senior Vice President Domestic Exploration of Seagull from September
                                           1998 to March 1999; Vice President Domestic Exploration of Seagull from
                                           May 1997 to September 1998; Vice President of Domestic Exploration of
                                           Seagull from October 1996 to May 1997; Vice President of Exploration of
                                           Global Natural Resources from 1992 to October 1996.

Stephen A. Thorington*.........     45     Senior Vice President, Finance, Treasury and Corporate Development since
                                           March 1999; Vice President, Finance and Treasurer of Seagull from May
                                           1996 to March 1999; Managing Director of Chase Securities Inc. from
                                           April 1994 to May 1996.

Bruce Busmire ................      43     Vice President, Investor Relations since February 2000; Controller of
                                           Altura Energy Ltd.  from March 1997 to January 2000; For the previous 16 years, Mr. Busmire held a variety of positions in finance, accounting and investor relations at Amoco Corporation.

Mario M. Coll, III............      39     Vice President, Operational Planning and Chief Information Officer since
                                           March 2001; Vice President, Operational Planning from March 1999 to
                                           March 2001; Vice President, Planning - Corporate and International of
                                           Old Ocean from April 1998 to March 1999; Business Planning Coordinator of Old Ocean from September 1996 to April 1998; From 1987 to September
                                           1996, Mr. Coll held a variety of positions in engineering and business development at Mobil Exploration and Producing U.S., Inc. and Mobil New
                                           Business Development.

Peggy T. d'Hemecourt..........      49     Vice President, Human Resources since March 1999; Director, Human
                                           Resources of Old Ocean from March 1998 to February 1999; Vice President,
                                           Human Resources of UMC Petroleum Corporation from April 1997 to February
                                           1998; Director, Human Resources of United Meridian Corporation ("UMC")
                                           from January 1996 to March 1997.

Philip J. Iracane.............      46     Vice President, Marketing since December 2000; Vice President, Sales and
                                           Services, Columbia Gas of Virginia from December 1998 to December 2000.
                                           For the previous 11 years, Mr. Iracane was Sr. Vice President,
                                           Marketing-East Coast of Coastal Gas Marketing.

John J. Patton................      60     Vice President and Associate General Counsel, since September 1999; Vice
                                           President and Assistant General Counsel - International of Old Ocean
                                           from March 1998 to March 1999; Senior Vice President and General Counsel
                                           of UMC from April 1995 to March 1998.

Andrew J. Sheu................      38     Vice President, Tax since March 1999; Assistant Vice President, Tax of
                                           Seagull from January 1998 to March 1999; Director, Tax of Torch Energy
                                           Advisors, Inc. from December 1995 to January 1998.

Winston M. Talbert............      38     Assistant Treasurer since October 1999; Assistant Treasurer of
                                           PennzEnergy Company from November 1998 to October 1999; Manager,
                                           International Finance of Pennzoil Company from December 1996 to November
                                           1998; Manager, Corporate Development & Finance of Brown & Root from
                                           February 1996 to December 1996.

Ocean Energy, Inc.

Name                                Age    Present Position and Prior Business Experience
----                                ---    ----------------------------------------------

Robert L. Thompson*............     54     Vice President and Controller of the Company since January 2001; Senior
                                           Consultant with Cambridge Energy Research Associates from January 2000 to January 2001; Member of merger transition team of Kerr McGee Corp.
                                           from February 1999 to December 1999;Vice President, Planning and
                                           Controller of Oryx Energy Company ("Oryx") from September 1997 to
                                           February 1999; Comptroller and Corporate Planning Director of Oryx from
                                           January 1995 to September 1997.

Janice Aston White............      48     Vice President, Corporate Communications since December 2000; Director,
                                           Corporate Communications of Ocean from November 1999 to November 2000;
                                           Owner and President of Acclaim Communications from January 1997 to
                                           November 1999; Director of Corporate Communications of Tenneco Energy
                                           from February 1990 to December 1996.

Frank D. Willoughby...........      35     Vice President, Financial Planning since March 1999; Prior to the
                                           Seagull Merger, Mr. Willoughby held various financial positions with Old
                                           Ocean, including Treasurer and Controller.

Carl E. Volke.................      57     Vice President, Administration since March 1999; Vice President,
                                           Administration of Seagull from November 1996 to March 1999; Director,
                                           Administration of Seagull from November 1986 to November 1996.

*  Denotes persons deemed “officers” for purposes of Section 16 of the Securities Exchange Act of 1934. Other persons listed are not deemed “officers” for that purpose.

Defined Terms

        Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and natural gas liquids (“NGL”) are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid. “Net” acres, production or wells refers to the total acres, production or wells in which the Company has a working interest, multiplied by the percentage working interest owned by the Company.

Item 2.   Properties

        The following information presents production and wells drilled information for the registrant – formerly Seagull Energy Corporation – in compliance with the requirements of Item 2. As such this information represents historical Seagull on a stand-alone basis for the first quarter of 1999 and of the combined company thereafter, compared to Seagull’s results for 1998 on a stand-alone basis. The remainder of the information required by Item 2 is incorporated herein by reference to Item 1 of this Annual Report on Form 10-K.

Ocean Energy, Inc.

Production - Historical Information for Seagull Energy Corporation for 1999 and 1998

        The following table summarizes the registrant’s production, average sales prices and operating costs for the periods indicated:

                                                                    Year Ended December 31,
                                                             ---------------------------------------
                                                                   1999                  1998
                                                             -----------------     -----------------
Domestic:
   Net production:
     Gas (MMcf)........................................            137,896               104,023
     Oil and NGL (MBbl)................................             10,318                 1,834
   Average sales price: (1)
     Gas (per Mcf).....................................         $     2.24           $      2.05
     Oil and NGL (per Bbl).............................         $    19.42           $     11.41
   Average operating costs (per BOE) (2)...............         $     4.87           $      3.67
Equatorial Guinea:
   Oil production (MBbl)...............................              5,577                     -
   Average oil sales price (per Bbl) (1)...............         $    19.99           $         -
   Average operating costs (per BOE) (2)...............         $     2.79           $         -
Côte d'Ivoire:
   Net production:
     Gas (MMcf)........................................              9,814                 3,106
     Oil and NGL (MBbl)................................              1,449                   360
   Average sales price: (1)
     Gas (per Mcf).....................................         $     1.64           $      1.59
     Oil and NGL (per Bbl).............................         $    20.10           $     10.51
   Average operating costs (per BOE) (2)...............         $     3.39           $      3.11
Egypt:
   Net production:
     Gas (MMcf)........................................                300                   301
     Oil and NGL (MBbl)................................              3,911                 4,002
   Average sales price: (1)
     Gas (per Mcf).....................................         $     3.63           $      1.42
     Oil and NGL (per Bbl) ............................         $    17.36           $     11.92
   Average operating costs (per BOE) (2)...............         $     3.70           $      4.31
Other International:
   Net production:
     Gas (MMcf)........................................              3,143                 2,867
     Oil and NGL  (MBbl)...............................              1,637                 1,568
   Average sales price: (1)
     Gas (per Mcf).....................................         $     2.18           $      2.31
     Oil and NGL (per Bbl).............................         $    11.10           $      7.93
   Average operating costs (per BOE ) (2)..............         $     5.02           $      6.76

Ocean Energy, Inc.

                                                                    Year Ended December 31,
                                                             ---------------------------------------
                                                                   1999                  1998
                                                             -----------------     -----------------
Total:
   Net production:
     Gas (MMcf)........................................            151,153               110,297
     Oil and NGL  (MBbl)...............................             22,892                 7,764
   Average sales price: (1)
     Gas (per Mcf).....................................         $     2.20           $      2.05
     Oil and NGL (per Bbl).............................         $    18.66           $     10.93
   Average sales price including hedging: (1)
     Gas (per Mcf).....................................         $     2.23           $      2.04
     Oil and NGL (per Bbl).............................         $    16.24           $     10.93
   Average operating costs (per BOE) (2)                        $     4.44           $      3.99

  (1)   Average sales prices are before deduction of production, severance, and other taxes and transportation expenses.

  (2)  Operating costs represent costs incurred to operate and maintain wells and related equipment and facilities. These costs include, among other things, repairs and maintenance, workover expenses, labor, materials, supplies, property taxes, insurance, severance taxes, transportation expenses and general operating expenses.

Ocean Energy, Inc.

Oil and Gas Drilling Activities - Historical Information for Seagull Energy Corporation for 1999 and 1998

     The registrant's oil and gas exploratory and developmental drilling activities are as follows for the periods indicated.

                                                             Year ended December 31,
                                           -------------------------------------------------------------
                                                       1999                            1998
                                           -----------------------------    ----------------------------
                                              Gross             Net           Gross             Net
                                           -------------    ------------    -----------     ------------
Domestic:
 Exploratory Drilling:
   Productive Wells...................               10             5.6              7              1.5
   Dry Holes..........................                8             3.6             12              5.0
 Development Drilling:
   Productive Wells...................              137            88.5            138             60.9
   Dry Holes..........................               38            31.4             11              7.0
Equatorial Guinea:
 Exploratory Drilling:
   Dry Holes..........................                3             0.7              -                -
 Development Drilling:
   Productive Wells...................                1             0.2              -                -
Côte d'Ivoire:
 Exploratory Drilling:
   Productive Wells...................                -               -              1              0.1
   Dry Holes..........................                1             0.4              1              0.2
Egypt :
 Exploratory Drilling:
   Productive Wells...................                -               -              4              1.3
   Dry Holes..........................                1             0.3             13              5.1
 Development Drilling:
   Productive Wells...................                5             1.5              7              2.8
   Dry Holes..........................                -               -              3              1.3
Other International:
 Development Drilling:
    Productive Wells..................                4             2.0             10              5.0
    Dry Holes.........................                -               -              1              0.5
Total:
 Exploratory Drilling:
   Productive Wells...................               10             5.6             12              2.9
   Dry Holes..........................               13             5.0             26             10.3
 Development Drilling:
   Productive Wells...................              147            92.2            155             68.7
   Dry Holes..........................               38            31.4             15              8.8

Item 3.  Legal Proceedings

        The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

Ocean Energy, Inc.

Item 4.   Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 2000.

Part II

Item 5.   Market for Registrant’s Common Stock and Related Shareholder Matters

     A.  The Company’s Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the ticker symbol “OEI.” The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years for the registrant, formerly Seagull Energy Corporation, were as follows:

                                                2000                                          1999
                               ---------------------------------------       ---------------------------------------
                                     High                  Low                     High                  Low
                               -----------------     -----------------       -----------------     -----------------
First Quarter.............          $14.38                 $7.00                  $ 7.63                 $4.31
Second Quarter............           16.50                 11.75                   10.94                  6.38
Third Quarter.............           18.13                 10.50                   11.81                  9.13
Fourth Quarter............           18.13                 12.59                   10.69                  6.31

     B.  As of March 9, 2001, there were approximately 2,884 holders of record of Common Stock.

     C.   On December 18, 2000 the Company’s Board of Directors declared a dividend of four cents per share on the Company’s outstanding common stock, payable on January 19, 2001, to stockholders of record at the close of business on January 5, 2001. The amount of future dividends will be determined on a quarterly basis, and will depend on earnings, financial condition, capital requirements and other factors. The Company did not declare any cash dividends on its Common Stock in 1999 or 1998. The Company’s revolving credit agreement and outstanding indentures restrict the Company’s declaration or payment of dividends on and repurchases of Common Stock. Under the most restrictive of these tests, as of December 31, 2000, approximately $268 million was available for payment of dividends or repurchase of Common Stock. For a description of such restrictions, reference is made to Note 8 to the Consolidated Financial Statements included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto. In addition, the terms of the Company’s Series C Convertible Preferred Stock and certain debt securities limit the Company’s ability to pay cash dividends.

Ocean Energy, Inc.

Item 6.   Selected Financial Data

Selected Financial Data (1)
(Amounts in Thousands Except Per Share Data)

                                                                 Year Ended December 31,
                                     ---------------------------------------------------------------------------------
                                         2000             1999            1998             1997             1996
                                     -------------    -------------   --------------   --------------   --------------
Revenues (2)......................    $ 1,073,554      $   757,565     $   535,871      $   562,423      $  406,635
Net income (loss) from continuing
  operations (3)..................        213,203          (21,552)       (406,879)          62,220          55,000
Earnings (loss) from continuing
  operations per share (3):
   Basic..........................          1.26            (0.16)          (4.04)             0.67            0.65
   Diluted........................          1.22            (0.16)          (4.04)             0.64            0.62
Cash dividends declared on common
  stock (per share)...............          0.04                -               -                 -               -
Net cash provided by operating
  activities before changes in
  operating assets and liabilities        694,310          336,148         219,075          332,115         227,183
Net cash provided by operating
  activities......................        585,706          333,751         229,924          364,202         207,249
Total assets......................      2,890,400        2,783,143       2,006,960        1,642,995       1,121,241
Long-term debt....................      1,032,564        1,333,410       1,371,890          672,298         440,974
Shareholders' equity..............      1,152,688          947,695         376,943          725,337         493,072
Capital expenditures..............        577,518          369,026         961,979          845,376         445,783
Acquisitions, net of cash acquired          5,598          991,409               -                -               -
Standardized measure of
  discounted future net cash
  flows..........................       5,846,993        2,415,418         903,823        1,220,407       1,326,514

  (1)  Includes the effect of the Seagull Merger since March 30, 1999.

  (2)  Revenues have been restated to reflect transportation expenses as operating expenses instead of as a reduction from revenues as previously recorded. The effect was an increase in revenues of $24 million, $22 million, $14 million, $13 million, and $12 million in 2000, 1999, 1998, 1997, and 1996, respectively.

  (3)  Includes after-tax impairments of $13 million, $43 million and $335 million in 2000, 1999 and 1998, respectively, and after-tax merger and integration costs of $2 million, $31 million and $33 million in 2000, 1999 and 1998, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk

     Incorporated herein by reference to the Market Risk Disclosures included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Ocean Energy, Inc.

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference to the Consolidated Financial Statements included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

        Incorporated herein by reference to “Election of Directors” included in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on May 9, 2001 (the “Proxy Statement”). See also “Executive Officers of the Company” included in Part I of this Annual Report on Form 10-K, which is incorporated by reference herein.

Item 11.  Executive Compensation

        Incorporated herein by reference to “Executive Compensation--Summary Compensation Table,” “--Compensation Arrangements,” “--Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values,” “--Option/SAR Grants in Last Fiscal Year,” and “--Executive Supplemental Retirement Plan” and “Election of Directors--Compensation of Directors” included in the Proxy Statement. Notwithstanding any provision in this Annual Report on Form 10-K to the contrary, under no circumstances are the “Report of the Organization and Compensation Committee on Executive Compensation” or the information under the heading “Shareholder Return Performance Presentation” incorporated herein for any purpose.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to "Principal Shareholders" and "Election of Directors--Security Ownership of Directors and Management" included in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

        Incorporated herein by reference to “Election of Directors--Certain Transactions” included in the Proxy Statement.

Ocean Energy, Inc.

Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements:

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Reports thereon are included in the Company’s 2000 Annual Report to Shareholders and as part of Exhibit 13 attached hereto, and are incorporated herein by reference.

      2.  Schedules:

          All schedules have been omitted because the required information is insignificant or not applicable.

      3.  Exhibits:

    3.1           Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 1999).

    3.2           Bylaws of the Company, as amended through March 7, 1997
                  (incorporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18,
                  1997.)

    4.1           Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of
                  Summary of Rights to Purchase Preferred Shares (the Agreement is incorporated by reference to
                  Exhibit 2 to Current Report on Form 8-K dated December 15, 1997; Amendment No. 1 dated November
                  24, 1998 is incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on
                  December 1, 1998).  Amendment No. 2, dated as of March 10, 1999, is incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
                  Commission on March 12, 1999; Amendment No. 3, dated as of May 19, 1999, is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities
                  and Exchange Commission on May 21, 1999).   Amendment No. 4, dated as of May 19, 2000, is
                  incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2000.

    4.2           Certificate of Designations for the Series C Convertible Preferred Stock of Ocean Energy, Inc.,
                  incorporated by reference to Exhibit 4.1 of Form 10-Q for the period ended September 30, 1998 of
                  Ocean Energy, Inc. (Registration No. 0-25058).

    4.3           Revolving Credit Agreement, dated as of March 30, 1999, among the Company, Chase Bank of Texas, National
                  Association ("Chase Texas") (Individually and as Administrative Agent), The Chase Manhattan Bank ("Chase
                  Manhattan") (as Auction Administrative Agent), Bank of America National Trust and Savings Association ("Bank of
                  America") (Individually and as Syndication Agent), Bank One Texas, N. A. ("Bank One") (Individually and as
                  Documentation Agent), Societe Generale, Southwest Agency ("Societe Generale") (Individually and as Managing
                  Agent), the Bank of Montreal (Individually and as Managing Agent), and the other Banks signatory thereto
                  (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 1999); First
                  Amendment, dated as of February 29, 2000, incorporated by reference to the Company’s Form 10-Q for the period ending March 31, 2000.

    4.4           Senior Indenture dated as of July 15, 1993, relating to the 7?% Notes due 2003, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.  First Supplemental
                  Indenture, dated as of March 30, 1999, is incorporated by reference to Exhibit 4.11 to the
                  Company's Form 10-Q for the period ended March 31, 1999).

Ocean Energy, Inc.

    4.5           Senior Subordinated Indenture dated as of July 15, 1993, relating to the 8?% Notes due 2005 by and between the Company and The Bank of New York, as Trustee (the Indenture is incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998;
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
                  Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1999).

  #10.1           1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form
                  10-Q for the period ended June 30, 1999).

  #10.2           Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

Ocean Energy, Inc.

  #10.3           Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.4           Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.5           Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended
                  (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended
                  December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.6           Global Natural Resources Inc. 1989 Key Employees Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources
                  Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to
                  Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock
                  Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

 *#10.7           Global Natural Resources Inc. 1992 Stock Option Plan  and Form of Stock Option Agreement filed herewith; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit
                  10.9 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.8           Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1997).

  #10.9           Seagull Energy Corporation 1993 Stock Option Plan, as amended (incorporated by reference to
                  Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

 *#10.10          1995 Omnibus Stock Plan filed herewith; (Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended
                  December 31, 1996).

  #10.11          1998 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998).

 *#10.12          UMC 1987 Nonqualified Stock Option Plan, as amended, (the Plan is incorporated herein by reference to Exhibit 10.3 to UMC's Form S-1 (No. 33-63532) filed with the SEC on May 28, 1993;
                  the Third Amendment, dated November 16, 1993, filed herewith; the Fourth Amendment, dated April
                  6, 1994, filed herewith; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.7 to UMC's Form S-3 (No. 333-42467); the Sixth Amendment, dated March 27,
                  1998, and the Seventh Amendment, dated February 1, 1999, are incorporated by reference to
                  Exhibit 10.3 to Form 10-Q for the period ended March 31, 1999).

  #10.13          UMC 1994 Employee Nonqualified Stock Option Plan, as amended (the Plan is incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May 19, 1994;
                  the First Amendment, dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to
                  UMC's Form S-8 (No. 33-86480) filed with the SEC on November 18, 1994; the Second Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.3.2 to UMC's Form S-8 (No.
                  333-05401) filed with the SEC on June 6, 1996; the Third Amendment, dated November 13, 1996, is incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the SEC on May 29, 1997; the Fourth Amendment, dated May 29, 1997, is

Ocean Energy, Inc.

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

  #10.14          Amendment to UMC 1994 Non-Qualified Stock Option Agreement for Former Employees of General
                  Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf (incorporated by reference to Exhibit 10.22 to UMC's Form 10-Q for the period ended September 30, 1996).

  #10.15          UMC 1994 Outside Directors' Nonqualified Stock Option Plan, as amended (the Plan is incorporated herein by reference to Exhibit 4.15 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May
                  19, 1994; the First Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8 (No. 333-05401) filed with the SEC on June 6, 1996; the Second Amendment, dated November 13, 1996, is incorporated herein by reference to Exhibit 4.4 to UMC's Form S-8
                  (No. 333-28017) filed with the SEC on May 29, 1997; the Third Amendment, dated November 19,
                  1997, is incorporated by reference to Exhibit 4.9 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997; Fourth Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended March 31, 1999).

  #10.16          1994 Long-Term Incentive Plan (the Plan, as amended, is incorporated by reference to Exhibit
                  10.3 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-84308) of Ocean
                  Energy, Inc. (Registration No. 0-25058); the Second Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

  #10.17          1996 Long-Term Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to
                  Exhibit 99.1 to the Form S-8 (No. 333-45117) of Ocean Energy, Inc. (Registration No. 0-25058)
                  filed with the SEC on January 29, 1998; the Second Amendment, dated March 27, 1998, is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

  #10.18          Long-Term Incentive Plan for Non-Executive Employees, as amended (the Plan, as amended, is incorporated by reference to Exhibit 99.1 to the Form S-8 (No. 333-45119) of Ocean Energy, Inc.
                  (Registration No. 0-25058); Amendment No. 2, incorporated by reference to Exhibit 99.2 to the
                  Form S-8 (No. 333-49185) of Ocean Energy, Inc.; Amendment No. 3, dated as of May 20, 1998, is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended
                  December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058); Amendment No. 4 is
                  incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1999.
  #10.19          1998 Long-Term Incentive Plan (incorporated by reference to Appendix E to Ocean Energy, Inc.'s
                  Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the SEC on January 9, 1998).

 *#10.20          Seagull Energy Corporation Management Stability Plan filed herewith; the First Amendment is
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

Ocean Energy, Inc.

 *#10.21          Outside Directors Deferred Fee Plan, as amended and restated effective March 30, 1999, (the Plan is incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended
                  December 31, 1999) and the First Amendment, dated December 14, 2000, filed herewith.

  #10.22          Executive Supplemental Retirement Plan, as amended (the Plan, as amended, is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1996; the Third Amendment is incorporated by reference to Exhibit 10.11 to Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998).

 *#10.23          Ocean Energy, Inc. Supplemental Benefit Plan, effective January 1, 2000, filed herewith; the
                  First Amendment dated September 29, 2000,  is incorporated by reference to the Company's Form
                  10-Q for the quarter ended September 30, 2000;  Merger and Amendment dated December 14, 2000, filed herewith.

 *#10.24          Ocean Energy, Inc. Excess Benefit Plan dated September 29, 2000, incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000; First Amendment thereto, dated
                  December 14, 2000, filed herewith.

  #10.25          Ocean Energy, Inc. 1999 Change of Control Severance Plan dated February 8, 1999; the First
                  Amendment dated March 29, 1999 (incorporated by reference to Exhibit 10.17 to Form 10-Q for the period ended March 31, 1999).

  #10.26          Form of Indemnification Agreements among the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended March
                  31, 1999).

  #10.27          Employment Agreement by and between the Company and James T. Hackett, as amended (the Agreement is incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; Amendment to Employment Agreement dated November 24, 1998 is incorporated by reference to Exhibit 10.15 to Form 10-Q for the period ended March 31, 1999;
                  Second Amendment to Employment Agreement, effective as of December 15, 1999, is incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed with the Securities and Exchange
                  Commission on January 7, 2000).

  #10.28          Employment and Consulting Agreement by and between the Company and Barry J. Galt, as amended
                  (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1998; Amendment to Employment and Consulting Agreement dated
                  November 24, 1998 is incorporated by reference to Exhibit 10.16 to Form 10-Q for the period ended March 31, 1999; Second Amendment to Employment and Consulting Agreement is incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 30, 1999).
  #10.29          Form of Employment Agreement between the Company and Robert K. Reeves (incorporated by reference to Exhibit 10.41 to Form 10-Q for the period ended June 30, 1999).

  #10.30          Form of Employment Agreement between the Company and William L. Transier (incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended June 30, 1999).

  #10.31          Employment Agreement between the Company and John D. Schiller Jr. dated July 20, 2000
                  (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended
                  September 30, 2000).

 *#10.32          Form of Employment Agreement between the Company and William S. Flores, Jr., filed herewith.

Ocean Energy, Inc.

 *#10.33          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James
                  T. Hackett (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998); First Amendment to Executive Supplemental Retirement Plan
                  Membership Agreement effective as of June 26, 2000, incorporated by reference to the Company's
                  Form 10-Q for the period ended September 30, 2000; Second Amendment to Executive Supplemental
                  Retirement Plan Membership Agreement effective as of January 1, 2001, filed herewith.

  #10.34          Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J.
                  Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.2 to
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 *#10.35          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and
                  Robert K. Reeves effective January 1, 2001 filed herewith.

 *#10.36          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and John
                  D. Schiller effective January 1, 2001 filed herewith.

 *#10.37          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and
                  William L. Transier effective January 1, 2001 filed herewith.

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
                  Form 10-Q for the quarter ended September 30, 1998).

 *#10.40          Severance Agreement between the Company Robert L. Thompson dated January 16, 2001, filed herewith.

   10.41          Promissory Note between John D. Schiller, Jr. and Seagull (incorporated by reference to Exhibit
                  10.31 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.42          Promissory Note between William L. Transier and Seagull (incorporated by reference to Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.43          Purchase and Sale Agreement dated June 15, 1999, between the Company, as Seller, and SEMCO
                  ENERGY, Inc., as Purchaser, for the sale of ENSTAR (incorporated by reference to Exhibit 10.2 to
                  Form 10-Q for the period ended June 30, 1999).

  *10.44          Natural Gas Purchase and Sale Agreement dated October 1, 1999 between the Company as Seller and
                  Duke Energy Trading and Marketing, L.L.C., as Buyer (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999); Amendment thereto dated September 28, 2000, filed herewith.

  *13.0           2000 Annual Report of the Company (selected portions), filed herewith.

  *21.1           Subsidiaries of Ocean Energy, Inc.

  *23.1           Consent of KPMG LLP.

Ocean Energy, Inc.

  *23.2           Consent of Arthur Andersen LLP.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.

(b)  Reports on Form 8-K

        On December 18, 2000, the Company filed a Current Report on Form 8-K dated December 18, 2000 concerning the Company’s current estimates of its operating statistics for the first quarter of 2001 and full year ended December 31, 2001.

        On March 19, 2001, the Company filed a Current Report on Form 8-K dated March 19, 2001 concerning the Company’s current estimates of its operating statistics for the first quarter of 2001 and full year ended December 31, 2001.

Ocean Energy, Inc.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Energy, Inc.

Date:      March 21, 2001                                 By:      /s/ James T. Hackett
                                                                   ------------------------------------------------
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

By:        /s/ James T. Hackett                               By:     /s/ Peter J. Fluor
           -------------------------------------------------          -----------------------------------------------
           James T. Hackett, Chairman of the Board,                   Peter J. Fluor, Director
           President, Chief Executive Officer and Director    Date:   March 21, 2001
           (Principal Executive Officer)
Date:      March 21, 2001                                     By:     /s/ Barry J. Galt
                                                                      -----------------------------------------------
                                                                      Barry J. Galt, Director
By:        /s/ William L. Transier                            Date:   March 21, 2001
           -------------------------------------------------
           William L. Transier, Executive Vice President
           and Chief Financial Officer                                /s/ Robert L. Howard
                                                                      -----------------------------------------------
           (Principal Financial Officer)                      By:     Robert L. Howard, Director
Date:      March 21, 2001                                     Date:   March 21, 2001

By:        /s/ Robert L. Thompson                                     /s/ Elvis L. Mason
           -------------------------------------------------          -----------------------------------------------
           Robert L. Thompson, Vice President and             By:     Elvis L. Mason, Director
           Controller (Principal Accounting Officer)          Date:   March 21, 2001
Date:      March 21, 2001
                                                                      /s/ Charles F. Mitchell, M.D.
                                                                      -----------------------------------------------
By:        /s/ J. Evans Attwell                               By:     Charles F. Mitchell, M.D., Director
           -------------------------------------------------
           J. Evans Attwell, Director                         Date:   March 21, 2001
Date:      March 21, 2001
                                                                      /s/ David K. Newbigging
                                                                      -----------------------------------------------
By:        /s/ John B. Brock                                  By:     David K. Newbigging, Director
           -------------------------------------------------
           John B. Brock, Director                            Date:   March 21, 2001
Date:      March 21, 2001
                                                                      /s/ Dee S. Osborne
                                                                      -----------------------------------------------
By:        /s/ Milton Carroll                                 By:     Dee S. Osborne, Director
           -------------------------------------------------
           Milton Carroll, Director                           Date:   March 21, 2001
Date:      March 21, 2001

By:        /s/ Thomas D. Clark, Jr.
           -------------------------------------------------
           Thomas D. Clark, Jr., Director
Date:      March 21, 2001

Ocean Energy, Inc.
Exhibit Index

    3.1           Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended June 30, 1999).

    3.2           Bylaws of the Company, as amended through March 7, 1997
                  (incoporated by reference to Exhibit 4.9 to Form S-3 filed with the Securities and Exchange Commission on September 18,
                  1997.)

    4.1           Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of
                  Summary of Rights to Purchase Preferred Shares (the Agreement is incorporated by reference to
                  Exhibit 2 to Current Report on Form 8-K dated December 15, 1997; Amendment No. 1 dated November
                  24, 1998 is incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on
                  December 1, 1998).  Amendment No. 2, dated as of March 10, 1999, is incorporated by reference to
                  Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange
                  Commission on March 12, 1999; Amendment No. 3, dated as of May 19, 1999, is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities
                  and Exchange Commission on May 21, 1999).   Amendment No. 4, dated as of May 19, 2000, is
                  incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2000.

    4.2           Certificate of Designations for the Series C Convertible Preferred Stock of Ocean Energy, Inc.,
                  incorporated by reference to Exhibit 4.1 of Form 10-Q for the period ended September 30, 1998 of
                  Ocean Energy, Inc. (Registration No. 0-25058).

    4.3           Revolving Credit Agreement, dated as of March 30, 1999, among the Company, Chase Bank of Texas, National
                  Association ("Chase Texas") (Individually and as Administrative Agent), The Chase Manhattan Bank ("Chase
                  Manhattan") (as Auction Administrative Agent), Bank of America National Trust and Savings Association ("Bank of
                  America") (Individually and as Syndication Agent), Bank One Texas, N. A. ("Bank One") (Individually and as
                  Documentation Agent), Societe Generale, Southwest Agency ("Societe Generale") (Individually and as Managing
                  Agent), the Bank of Montreal (Individually and as Managing Agent), and the other Banks signatory thereto
                  (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 1999); First
                  Amendment, dated as of February 29, 2000, incorporated by reference to the Company’s Form 10-Q for the period ending March 31, 2000.

    4.4           Senior Indenture dated as of July 15, 1993, relating to the 7?% Notes due 2003, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to
                  Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.  First Supplemental
                  Indenture, dated as of March 30, 1999, is incorporated by reference to Exhibit 4.11 to the
                  Company's Form 10-Q for the period ended March 31, 1999).

    4.5           Senior Subordinated Indenture dated as of July 15, 1993, relating to the 8?% Notes due 2005 by and between the Company and The Bank of New York, as Trustee (the Indenture is incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998;
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
                  Exhibit 4.6 to the Company's Form 10-Q for the period ended March 31, 1999).

  #10.1           1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form
                  10-Q for the period ended June 30, 1999).

  #10.2           Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.3           Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

Ocean Energy, Inc.
Exhibit Index

  #10.4           Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10-Q for the
                  quarter ended March 31, 1998).

  #10.5           Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended
                  (incorporated by reference to Exhibit 10.22 to Annual Report on Form 10-K for the year ended
                  December 31, 1995; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.6           Global Natural Resources Inc. 1989 Key Employees Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-31537 of Global Natural Resources
                  Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to
                  Registration Statement No. 33-31537 of Global Natural Resources Inc.; Form of Amendment to Stock
                  Option Agreement(s) is incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 1996).

 *#10.7           Global Natural Resources Inc. 1992 Stock Option Plan  and Form of Stock Option Agreement filed herewith; Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit
                  10.9 to Annual Report on Form 10-K for the year ended December 31, 1996).

  #10.8           Seagull Energy Corporation 1993 Nonemployee Directors' Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1997).

  #10.9           Seagull Energy Corporation 1993 Stock Option Plan, as amended (incorporated by reference to
                  Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

 *#10.10          1995 Omnibus Stock Plan filed herewith; (Form of Amendment to Stock Option Agreement(s) is incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the year ended
                  December 31, 1996).

  #10.11          1998 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1998).

 *#10.12          UMC 1987 Nonqualified Stock Option Plan, as amended, (the Plan is incorporated herein by reference to Exhibit 10.3 to UMC's Form S-1 (No. 33-63532) filed with the SEC on May 28, 1993;
                  the Third Amendment, dated November 16, 1993, filed herewith; the Fourth Amendment, dated April
                  6, 1994, filed herewith; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.7 to UMC's Form S-3 (No. 333-42467); the Sixth Amendment, dated March 27,
                  1998, and the Seventh Amendment, dated February 1, 1999, are incorporated by reference to
                  Exhibit 10.3 to Form 10-Q for the period ended March 31, 1999).

  #10.13          UMC 1994 Employee Nonqualified Stock Option Plan, as amended (the Plan is incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May 19, 1994;
                  the First Amendment, dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to
                  UMC's Form S-8 (No. 33-86480) filed with the SEC on November 18, 1994; the Second Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.3.2 to UMC's Form S-8 (No.
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
                  31, 1999).

Ocean Energy, Inc.
Exhibit Index

  #10.14          Amendment to UMC 1994 Non-Qualified Stock Option Agreement for Former Employees of General
                  Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf (incorporated by reference to Exhibit 10.22 to UMC's Form 10-Q for the period ended September 30, 1996).

  #10.15          UMC 1994 Outside Directors' Nonqualified Stock Option Plan, as amended (the Plan is incorporated herein by reference to Exhibit 4.15 to UMC's Form S-8 (No. 33-79160) filed with the SEC on May
                  19, 1994; the First Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8 (No. 333-05401) filed with the SEC on June 6, 1996; the Second Amendment, dated November 13, 1996, is incorporated herein by reference to Exhibit 4.4 to UMC's Form S-8
                  (No. 333-28017) filed with the SEC on May 29, 1997; the Third Amendment, dated November 19,
                  1997, is incorporated by reference to Exhibit 4.9 to UMC's Form S-3 (No. 333-42467) filed with the SEC on December 17, 1997; Fourth Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended March 31, 1999).

  #10.16          1994 Long-Term Incentive Plan (the Plan, as amended, is incorporated by reference to Exhibit
                  10.3 to Amendment No. 2 to the Registration Statement on Form S-1 (No. 33-84308) of Ocean
                  Energy, Inc. (Registration No. 0-25058); the Second Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

  #10.17          1996 Long-Term Incentive Plan, as amended (the Plan, as amended, is incorporated by reference to
                  Exhibit 99.1 to the Form S-8 (No. 333-45117) of Ocean Energy, Inc. (Registration No. 0-25058)
                  filed with the SEC on January 29, 1998; the Second Amendment, dated March 27, 1998, is incorporated by reference to Exhibit 4.2 to Form 10-Q for the period ended March 31, 1999).

  #10.18          Long-Term Incentive Plan for Non-Executive Employees, as amended (the Plan, as amended, is incorporated by reference to Exhibit 99.1 to the Form S-8 (No. 333-45119) of Ocean Energy, Inc.
                  (Registration No. 0-25058); Amendment No. 2, incorporated by reference to Exhibit 99.2 to the
                  Form S-8 (No. 333-49185) of Ocean Energy, Inc.; Amendment No. 3, dated as of May 20, 1998, is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended
                  December 31, 1998, of Ocean Energy, Inc. (Registration No. 0-25058); Amendment No. 4 is
                  incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1999.
  #10.19          1998 Long-Term Incentive Plan (incorporated by reference to Appendix E to Ocean Energy, Inc.'s
                  Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the SEC on January 9, 1998).

 *#10.20          Seagull Energy Corporation Management Stability Plan filed herewith; the First Amendment is
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

 *#10.21          Outside Directors Deferred Fee Plan, as amended and restated effective March 30, 1999, (the Plan is incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended
                  December 31, 1999) and the First Amendment, dated December 14, 2000, filed herewith.

  #10.22          Executive Supplemental Retirement Plan, as amended (the Plan, as amended, is incorporated by

Ocean Energy, Inc.
Exhibit Index

                  reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30,
                  1996; the Third Amendment is incorporated by reference to Exhibit 10.11 to Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1998).

 *#10.23           Ocean Energy, Inc. Supplemental Benefit Plan, effective January 1, 2000, filed herewith; the
                  First Amendment dated September 29, 2000,  is incorporated by reference to the Company's Form
                  10-Q for the quarter ended September 30, 2000;  Merger and Amendment dated December 14, 2000, filed herewith.

 *#10.24          Ocean Energy, Inc. Excess Benefit Plan dated September 29, 2000, incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2000; First Amendment thereto, dated
                  December 14, 2000, filed herewith.

  #10.25          Ocean Energy, Inc. 1999 Change of Control Severance Plan dated February 8, 1999; the First
                  Amendment dated March 29, 1999 (incorporated by reference to Exhibit 10.17 to Form 10-Q for the period ended March 31, 1999).

  #10.26          Form of Indemnification Agreements among the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.19 to Form 10-Q for the period ended March
                  31, 1999).

  #10.27          Employment Agreement by and between the Company and James T. Hackett, as amended (the Agreement is incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998; Amendment to Employment Agreement dated November 24, 1998 is incorporated by reference to Exhibit 10.15 to Form 10-Q for the period ended March 31, 1999;
                  Second Amendment to Employment Agreement, effective as of December 15, 1999, is incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed with the Securities and Exchange
                  Commission on January 7, 2000).

  #10.28          Employment and Consulting Agreement by and between the Company and Barry J. Galt, as amended
                  (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for
                  the quarter ended September 30, 1998; Amendment to Employment and Consulting Agreement dated
                  November 24, 1998 is incorporated by reference to Exhibit 10.16 to Form 10-Q for the period ended March 31, 1999; Second Amendment to Employment and Consulting Agreement is incorporated by reference to Exhibit 10.6 to Form 10-Q for the period ended June 30, 1999).
  #10.29          Form of Employment Agreement between the Company and Robert K. Reeves (incorporated by reference to Exhibit 10.41 to Form 10-Q for the period ended June 30, 1999).

  #10.30          Form of Employment Agreement between the Company and William L. Transier (incorporated by reference to Exhibit 10.5 to Form 10-Q for the period ended June 30, 1999).

  #10.31          Employment Agreement between the Company and John D. Schiller Jr. dated July 20, 2000
                  (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended
                  September 30, 2000).

 *#10.32          Form of Employment Agreement between the Company and William S. Flores, Jr., filed herewith.

 *#10.33          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James
                  T. Hackett (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1998); First Amendment to Executive Supplemental Retirement Plan
                  Membership Agreement effective as of June 26, 2000, incorporated by reference to the Company's
                  Form 10-Q for the period ended September 30, 2000; Second Amendment to

Ocean Energy, Inc.
Exhibit Index

                  Executive Supplemental Retirement Plan Membership Agreement effective as of January 1, 2001, filed herewith.

  #10.34          Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J.
                  Galt dated as of February 3, 1986, as amended (incorporated by reference to Exhibit 10.2 to
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

 *#10.35          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and
                  Robert K. Reeves effective January 1, 2001 filed herewith.

 *#10.36          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and John
                  D. Schiller effective January 1, 2001 filed herewith.

 *#10.37          Executive Supplemental Retirement Plan Membership Agreement by and between the Company and
                  William L. Transier effective January 1, 2001 filed herewith.

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
                  Form 10-Q for the quarter ended September 30, 1998).

 *#10.40          Severance Agreement between the Company Robert L. Thompson dated January 16, 2001, filed herewith.

   10.41          Promissory Note between John D. Schiller, Jr. and Seagull (incorporated by reference to Exhibit
                  10.31 to Annual Report on Form 10-K for the year ended December 31, 1998).

   10.42          Promissory Note between William L. Transier and Seagull (incorporated by reference to Exhibit
                  10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   10.43          Purchase and Sale Agreement dated June 15, 1999, between the Company, as Seller, and SEMCO
                  ENERGY, Inc., as Purchaser, for the sale of ENSTAR (incorporated by reference to Exhibit 10.2 to
                  Form 10-Q for the period ended June 30, 1999).

  *10.44          Natural Gas Purchase and Sale Agreement dated October 1, 1999 between the Company as Seller and
                  Duke Energy Trading and Marketing, L.L.C., as Buyer (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999); Amendment thereto dated September 28, 2000, filed herewith.

  *13.0           2000 Annual Report of the Company (selected portions), filed herewith.

  *21.1           Subsidiaries of Ocean Energy, Inc.

  *23.1           Consent of KPMG LLP.

  *23.2           Consent of Arthur Andersen LLP.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.