Form 10-Q
period 2001-03-31
OCEAN ENERGY INC /TX/
filed 2001-05-03
CIK 320321

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

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

As of April 30, 2001, 170,263,110 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

                                                                                          Page
Part I.  Financial Information
------------------------------

    Item 1.   Unaudited Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000.........................................    1

                  Consolidated Balance Sheets - March 31, 2001
                  and December 31, 2000.................................................    2

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000.........................................    3

                  Consolidated Statements of Comprehensive Income
                  for the Three Months Ended March 31, 2001 and 2000 ...................    4

                  Notes to Consolidated Financial Statements............................    5

    Item 2.   Management's Discussion and Analysis of Financial

(i)

Ocean Energy, Inc.
Consolidated Statements of Operations
 (Amounts in Thousands Except Per Share Data)
(Unaudited)

                                                                       Three Months Ended March 31,
                                                                  ---------------------------------------
                                                                        2001                 2000
                                                                  -----------------    ------------------

Revenues........................................................       $  403,255           $  251,409

Costs of Operations:
   Operating expenses...........................................           74,564               62,161
   Depreciation, depletion and amortization.....................           82,455               80,080
   General and administrative...................................            6,141                9,122
                                                                  -----------------    ------------------
                                                                          163,160              151,363
                                                                  -----------------    ------------------

Operating Profit................................................          240,095              100,046

Other (Income) Expense:
   Interest expense.............................................           16,944               19,228
   Merger and integration costs.................................                -                3,273
   Interest income and other....................................           (1,182)                (739)
                                                                  -----------------    ------------------

Income Before Income Taxes......................................          224,333               78,284
Income Tax Expense..............................................          100,949               35,306
                                                                  -----------------    ------------------

Net Income......................................................          123,384               42,978
Preferred Stock Dividends.......................................              813                  813
                                                                  -----------------    ------------------

Net Income Available to Common Shareholders.....................       $  122,571           $   42,165
                                                                  =================    ==================

Earnings Per Common Share:
   Basic........................................................       $    0.73            $    0.25
                                                                  =================    ==================
   Diluted......................................................       $    0.70            $    0.25
                                                                  =================    ==================

Cash Dividends Declared Per Common Share........................       $    0.04            $        -
                                                                  =================    ==================

Weighted Average Number of Common Shares Outstanding:
   Basic........................................................          168,279              167,031
                                                                  =================    ==================
   Diluted......................................................          177,011              174,550
                                                                  =================    ==================

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
 (Amounts in Thousands Except Share Data)
(Unaudited)

                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                        ------------------   ------------------
                                                      Assets
Current Assets:
   Cash and cash equivalents.......................................       $      37,551        $      23,039
   Accounts receivable, net........................................             224,704              222,478
   Other current assets............................................              75,811               79,037
                                                                        ------------------   ------------------
     Total Current Assets..........................................             338,066              324,554

Property, Plant and Equipment, at cost, full cost method for oil and gas:
   Evaluated oil and gas properties................................           4,502,461            4,167,993
   Unevaluated oil and gas properties excluded from amortization...             554,883              556,276
   Other...........................................................             160,365              157,258
                                                                        ------------------   ------------------
                                                                              5,217,709            4,881,527
Accumulated Depreciation, Depletion and Amortization...............          (2,554,569)          (2,513,577)
                                                                        ------------------   ------------------
                                                                              2,663,140            2,367,950

Deferred Income Taxes..............................................              24,368              143,820
Other Assets.......................................................              57,126               54,076
                                                                        ------------------   ------------------

Total Assets.......................................................       $   3,082,700        $   2,890,400
                                                                        ==================   ==================

                                       Liabilities And Shareholders' Equity
Current Liabilities:
   Accounts and note payable.......................................       $     329,583        $     338,172
   Accrued liabilities.............................................              59,496               55,685
                                                                        ------------------   ------------------
     Total Current Liabilities.....................................             389,079              393,857

Long-Term Debt.....................................................           1,102,262            1,032,564
Deferred Revenue...................................................             138,606              146,043
Other Noncurrent Liabilities.......................................             170,452              165,248
Commitments and Contingencies......................................                   -                    -

Shareholders' Equity:
   Preferred stock, $1.00 par value; authorized 10,000,000 shares; issued
     50,000 shares.................................................                  50                   50
   Common stock, $0.10 par value; authorized 230,000,000 shares;
     issued 172,539,844 and 170,069,114 shares, respectively.......              17,254               17,007
   Additional paid-in capital......................................           1,546,504            1,517,064
   Accumulated deficit.............................................            (228,194)            (343,962)
   Less - treasury stock, at cost; 2,763,640 and 2,754,566 shares,
     respectively..................................................             (35,507)             (35,354)
   Accumulated other comprehensive income..........................             (10,664)                   -
   Other...........................................................              (7,142)              (2,117)
                                                                        ------------------   ------------------
     Total Shareholders' Equity....................................           1,282,301            1,152,688
                                                                        ------------------   ------------------

Total Liabilities and Shareholders' Equity.........................       $   3,082,700        $   2,890,400
                                                                        ==================   ==================

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Cash Flows
 (Amounts in Thousands)
(Unaudited)

                                                                            Three Months Ended March 31,
                                                                       ---------------------------------------
                                                                             2001                 2000
                                                                       -----------------    ------------------
 Operating Activities:
   Net income........................................................       $  123,384           $   42,978
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization........................           82,455               80,080
     Deferred income taxes...........................................           75,707               28,245
     Other...........................................................           10,184                1,800
     Changes in operating assets and liabilities, net of acquisitions:
       Decrease in accounts receivable...............................           12,599                2,904
       Increase in inventories, prepaid expenses and other...........           (2,824)              (6,168)
       Decrease in accounts and notes payable........................          (35,336)             (30,055)
       Amortization of deferred revenue..............................           (7,437)              (4,958)
       Decrease in accrued expenses and other........................           (9,835)             (25,181)
                                                                       -----------------    ------------------
     Net Cash Provided by Operating Activities.......................          248,897               89,645
                                                                       -----------------    ------------------

 Investing Activities:
   Capital expenditures..............................................         (186,299)            (123,484)
   Acquisition costs, net of cash acquired...........................         (120,362)                (286)
   Proceeds from sales of property, plant and equipment..............              (68)              90,226
                                                                       -----------------    ------------------
     Net Cash Used in Investing Activities...........................         (306,729)             (33,544)
                                                                       -----------------    ------------------

 Financing Activities:
   Proceeds from debt................................................          526,400              401,289
   Principal payments on debt .......................................         (466,026)            (449,446)
   Proceeds from exercise of common stock options....................           18,825                1,738
   Other.............................................................           (6,855)              (1,682)
                                                                       -----------------    ------------------
     Net Cash Provided by (Used in) Financing Activities.............           72,344              (48,101)
                                                                       -----------------    ------------------

 Increase In Cash and Cash Equivalents...............................           14,512                8,000

 Cash and Cash Equivalents at Beginning of Period....................           23,039               64,889
                                                                       -----------------    ------------------

 Cash and Cash Equivalents at End of Period..........................       $   37,551           $   72,889
                                                                       =================    ==================

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Comprehensive Income
 (Amounts in Thousands)
(Unaudited)

                                                                          Three Months Ended March 31,
                                                                     ---------------------------------------
                                                                           2001                 2000
                                                                     -----------------    ------------------

Net income...........................................................     $  123,384           $   42,978

Other comprehensive income (loss), net of tax:
   Cumulative effect of accounting change for financial derivatives..        (14,262)                   -
   Net change in fair value of derivative financial instruments......         (3,895)                   -
   Financial derivative settlements taken to income..................          7,617                    -
   Other.............................................................           (124)                   -
                                                                     -----------------    ------------------
                                                                             (10,664)                   -
                                                                     -----------------    ------------------
Comprehensive income.................................................     $  112,720           $   42,978
                                                                     =================    ==================

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Notes To Consolidated Financial Statements
 (Unaudited)

Note 1. Presentation of Financial Information

        The consolidated financial statements of Ocean Energy, Inc. (“Ocean”, “OEI” or “the Company”), a Texas corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

        The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

        Property, Plant and Equipment – The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended March 31, 2001 and 2000, the Company capitalized interest expense in the amount of $10 million and $12 million, respectively, and certain employee-related costs in the amount of $14 million and $10 million, respectively.

     Revenue Recognition – Revenues associated with sales of crude oil and natural gas are recorded when delivery to the customer has occurred (i.e. when production has been delivered to the pipeline or a tanker lifting has occurred). Oil and gas sales revenues from properties in which the Company has an interest with other producers are recognized following the entitlements method of accounting for production, in which any excess amount received above the Company’s share is treated as a liability. If less than the Company’s entitlement is received, the underproduction is recorded as an asset.

        Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share (stated in thousands except per share data):

                                                                      Weighted Average         Earnings
                                          Net Income Available        Common Shares           Per Share
                                         to Common Shareholders         Outstanding             Amount
                                         ------------------------  ----------------------  ------------------
Quarter Ended March 31, 2001:
     Basic...............................     $  122,571                  168,279               $ 0.73
     Effect of dilutive securities:
          Stock options..................              -                    5,282
          Convertible preferred stock....            813                    3,450
                                         ------------------------  ----------------------
     Diluted.............................     $  123,384                  177,011               $ 0.70
                                         ========================  ======================

Ocean Energy, Inc.
 Notes To Consolidated Financial Statements
(Unaudited)

                                                                      Weighted Average         Earnings
                                          Net Income Available         Common Shares           Per Share
                                         to Common Shareholders         Outstanding             Amount
                                         ------------------------  ----------------------  ------------------

Quarter Ended March 31, 2000:
     Basic...............................     $    42,165                 167,031              $  0.25
     Effect of dilutive securities:
          Stock options..................              -                    4,078
          Convertible preferred stock....             813                   3,441
                                         ------------------------  ----------------------
     Diluted.............................     $    42,978                 174,550              $  0.25
                                         ========================  ======================

        Options to purchase 4.8 million shares of common stock at $17.94 to $36.54 per share and options to purchase 9.4 million shares of common stock at $10.19 to $36.54 per share were outstanding during the first quarter of 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2011.

        Treasury Stock – The Company follows the average cost method of accounting for treasury stock transactions.

        Change in Accounting Method – Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

        Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $1 million of additional derivative assets included in other current assets and $23 million of derivative liabilities, $11 million of which are included in current liabilities and $12 million of which are included in other noncurrent liabilities in the Company’s Consolidated Balance Sheet, and $14 million, net of taxes, of deferred hedging losses, included in accumulated other comprehensive income as the effect of the change in accounting principle. The cumulative effect of the accounting change did not have a material effect on the Company’s net income and had no effect on earnings per share amounts. Amounts were determined as of January 1, 2001 based on quoted

Ocean Energy, Inc.
 Notes To Consolidated Financial Statements
(Unaudited)

market values, the Company’s portfolio of derivative instruments, and the Company’s measurement of hedge effectiveness.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company’s exposure to declines in the market price of natural gas and crude oil. Through December 31, 2000, gains and losses from these financial instruments have been recognized in revenues during the periods to which the derivative financial instruments relate.

        Reclassification of Transportation Expense – As a result of the consensus on Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reclassified prior periods to reflect transportation expenses incurred as operating expenses, instead of a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $5 million for the first quarter of 2000. Transportation expense totaled approximately $6 million for the first quarter of 2001.

Note 2. Acquisition and Disposition of Assets

        Acquisition of Texoil, Inc. – During March 2001, the Company acquired Texoil, Inc. (“Texoil”) for a cash purchase price of approximately $115 million before assumed bank debt of $15 million. Texoil was an independent oil and gas company engaged in the acquisition of oil and gas reserves through a program, which included purchases of reserves, development and exploration activities in Texas and Louisiana.

        Disposition of Oil and Gas Assets – On March 31, 2000, the Company completed the sale of its East Bay Complex receiving net proceeds of approximately $78 million. The East Bay Complex contributed revenues of $23 million and operating profit of $10 million for the three months ended March 31, 2000. The proceeds were used to repay amounts outstanding under the Company’s existing credit facilities.

Note 3. Supplemental Disclosures of Cash Flow Information

         Supplemental disclosures of cash flow information (stated in thousands) are as follows:

                                                            Three Months Ended March 31,
                                                   ------------------------------------------------
                                                            2001                         2000
                                                   --------------------        ----------------------
Cash paid during the period for:
  Interest........................................     $    47,664                 $    41,491
  Income taxes....................................           4,153                      15,087

Ocean Energy, Inc.
 Notes To Consolidated Financial Statements
(Unaudited)

Note 4. Financial Instruments

        As of March 31, 2001, the Company has in place put options that place an annual floor price of $25.00 per Bbl on 20 MBbl of oil per day and annual floor prices of $4.00 and $5.00 per Mcf each on 100 MMcf of natural gas per day for the remainder of 2001. The Company has oil swaps covering 15 MBbl of oil per day at an average price of $21.53 per Bbl through June 2001. With the Texoil acquisition, the Company acquired collars which expire in July 2001 and cover 225 MBbls of 2001 production with weighted average floor prices of $24.67 and weighted average ceiling prices of $33.02.

        In addition, a related trust has a swap agreement covering 14,500 Mcf of gas per day at a price of $4.77 per Mcf for the remainder of 2001 and additional amounts at various prices through 2005. Although the Company is not a party to this financial instrument, under SFAS 133 the Company is required to account for this swap as an embedded derivative financial instrument.

        As discussed in Note 1, the Company began accounting for the swaps and collars, which have been designated as cash flow hedges, in accordance with SFAS 133. As a result, changes in the fair value of these cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting from ineffectiveness is recognized immediately in earnings. The change in fair value of derivative financial instruments included in oil and gas revenues comprises the following (amounts in thousands):

                                                                   Three Months Ended
                                                                     March 31, 2001
                                                                --------------------------

Financial derivative settlements transferred
   from other comprehensive income..............................      $   (12,756)
Change in time value of put options.............................          (11,363)
Ineffective portion of derivative financial instruments
   qualifying as cash flow hedges...............................              657
                                                                --------------------------
Change in fair value of derivative financial instruments
   included in oil and gas revenues.............................         $(23,462)
                                                                ==========================

     The Company expects to transfer approximately $5 million of the balance in accumulated other comprehensive income to earnings during 2001 when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

Note 5. Subsequent Event

      Acquisition of Texas and Louisiana Assets – During April 2001 the Company acquired certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

      The following discussion is intended to assist in understanding the Company's financial position, results of operations and cash flows for the quarters ended March 31, 2001 and 2000.

      The Company’s accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 contain detailed information that should be referred to in conjunction with the following discussion.

Results Of Operations
(Amounts in Thousands)

                                                          Three Months Ended March 31,
                                                     ---------------------------------------
                                                          2001                   2000
                                                     ------------------     ----------------
Oil and gas operations:
Revenues:
  Natural gas.......................................   $    271,815          $     98,233
  Oil and NGL.......................................        131,440               153,176
                                                      -----------------      ----------------
                                                            403,255               251,409
                                                      -----------------     ----------------

Operating expenses..................................         74,564                62,161
Depreciation, depletion and amortization............         80,599                78,498
                                                      -----------------     ----------------
    Operating profit................................        248,092               110,750
Corporate...........................................         (7,997)              (10,704)
                                                      -----------------     ----------------
   Total operating profit...........................   $    240,095          $    100,046
                                                      =================     ================

        During the first quarter of 2001 the Company has continued to benefit from higher natural gas prices and a growing production base. As a result, the Company’s total operating profit for the first quarter of 2001 was nearly two and one-half times that of the first quarter of 2000.

        Revenues – The Company’s natural gas revenues have been increasing steadily since the first quarter of 2000. Natural gas revenues for the first quarter of 2001 were nearly three times that of the first quarter of 2000 and were one and one-half times that of fourth quarter 2000. These increases are primarily due to higher average gas prices realized during the period as well as increases in production. The average realized price for natural gas excluding the impact of financial derivatives for the first quarter of 2001 was nearly three times that of the first quarter of 2000, $7.11 per Mcf in the first quarter of 2001 as compared to $2.55 in 2000. Daily natural gas production for the first quarter of 2001 was 431 MMcf, an increase of three percent as compared to daily production of 417 MMcf for the first quarter of 2000. Excluding production from properties sold during the first quarter of 2000, the increase in daily gas production was eight percent.

        Oil revenues totaled $131 million for the three months ended March 31, 2001, a decrease of 14% from revenues of $153 million for the three months ended March 31, 2000. This decrease is the result of a three percent decrease in production and an eight percent decrease in the average realized oil price excluding the impact of financial derivatives during the period. The average

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

realized price for oil excluding the impact of financial derivatives was $23.51 per barrel for the first quarter of 2001 as compared to $25.61 for the first quarter of 2000. Daily oil production was 71 MBbl for the first quarter of 2001 as compared to 73 MBbl for the first quarter of 2000. Excluding production from properties sold during the first quarter of 2000, the Company experienced a ten percent increase in daily oil production.

        Reclassification of Transportation Expense – The Company has reclassified the first quarter of 2000 to reflect transportation expenses incurred as operating expenses, instead of as a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $5 million for the first quarter of 2000. Transportation expense totaled approximately $6 million for the first quarter of 2001.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Operating Data

                                                            Three Months Ended March 31,
                                                 ---------------------------------------------------
                                                           2001                       2000
                                                 -------------------------  ------------------------
Net Daily Natural Gas Production (MMcf):
   Domestic ...................................               403                       374
   Cote d'Ivoire ..............................                20                        33
   Other International ........................                 8                        10
                                                 -------------------------  ------------------------
   Total.......................................               431                       417
                                                 =========================  ========================

Average Natural Gas Prices ($ per Mcf):
   Domestic....................................     $        7.37              $        2.57
   Cote d'Ivoire ..............................     $        2.40              $        2.01
   Other International ........................     $        5.51              $        3.46
   Weighted Average............................     $        7.11              $        2.55
Average Natural Gas Prices Including the Impact
   of Financial Derivatives ($ per Mcf)........     $        7.01              $        2.59

Net Daily Oil and NGL Production (MBbl):
   Domestic ...................................                27                         33
   Equatorial Guinea...........................                27                         21
   Cote d'Ivoire...............................                 4                          5
   Egypt ......................................                 8                          9
   Other International.........................                 5                          5
                                                 -------------------------  ------------------------
   Total.......................................                71                         73
                                                 =========================  ========================

Average Oil and NGL Prices ($ per Bbl):
   Domestic ...................................    $        26.73             $        26.31
   Equatorial Guinea...........................    $        21.85             $        26.35
   Cote d'Ivoire ..............................    $        22.29             $        23.74
   Egypt.......................................    $        23.38             $        26.16
   Other International.........................    $        16.26             $        18.36
   Weighted Average............................    $        23.51             $        25.61
Average Oil and NGL Prices Including the Impact
    Of Financial Derivatives ($ per Bbl).......    $        20.44             $        23.06

Wells Drilled :
   Gross.......................................                99                        44
   Net ........................................                32                        19
   Success Rate................................                90%                       91%

  All price information excludes the impact of financial derivatives, unless otherwise stated.

        Operating Expenses – Operating expenses per BOE increased 21%, to $5.78 per BOE for the first quarter of 2001 from $4.79 per BOE for the first quarter of 2000, and total operating expenses increased $13 million to $75 million for the three months ended March 31, 2001 from $62 million for the comparable 2000 period. Approximately sixty percent of this increase is related to increased production taxes resulting from higher commodity prices. Increased

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

production and additional workover expense also contributed to the increase in total operating expenses.

        Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations remained relatively flat, increasing only four percent to $81 million for the three months ended March 31, 2001 as compared to $78 million for the comparable period in 2000. DD&A expense per BOE related to oil and gas operations also increased by three percent to $6.25 per BOE for the quarter ended March 31, 2001 as compared to $6.05 per BOE for the comparable period in 2000.

        General and Administrative Expenses – General and administrative expenses decreased $3 million, or 33%, to $6 million for the three months ended March 31, 2001 from $9 million in the comparable 2000 period. The difference is due primarily to the decrease in expense relating to compensation plans that are tied directly to the market price of the Company’s common stock.

Other

        Interest Expense – Interest expense decreased 11%, or $2 million, to $17 million for the three months ended March 31, 2001 from $19 million in the comparable 2000 period. This decrease is the result of the sixteen percent reduction in the Company’s debt balance since March 31, 2000.

        Merger and Integration Costs – Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first quarter of 2000.

        Income Tax Expense – Income tax expense of $101 million was recognized for the first quarter of 2001 as compared to $35 million for the first quarter of 2000. The effective income tax rate was 45% for the first quarter of 2001 and 2000.

Liquidity and Capital Resources

        Liquidity – As of March 31, 2001, the Company’s “Credit Facility” consisted of a $500 million revolving facility due in 2004. The Credit Facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of March 31, 2001, borrowings outstanding totaled $70 million. Letters of Credit totaled $41 million, leaving $389 million of available credit. The Company’s long-term debt totaled $1 billion and its debt to capitalization ratio was 46% at March 31, 2001.

        On March 27, 2001, the Company’s Board of Directors declared a quarterly common stock dividend of four cents per share payable on April 20, 2001, to stockholders of record at the close of business on April 6, 2001. The amount of future dividends on OEI common stock will be

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

determined on a quarterly basis and will depend on earnings, financial condition, capital requirements and other factors.

Capital Expenditures
(Amounts in Thousands)

                                                       Three Months Ended March 31,
                                                  ------------------------------------------
                                                       2001                     2000
                                                  ------------------       ------------------
Oil and Gas Operations:
  Leasehold acquisitions..........................   $    21,515              $    15,424
  Exploration costs...............................        60,861                   48,757
  Development costs...............................       100,312                   56,973
                                                  ------------------       ------------------
                                                         182,688                  121,154
Corporate.........................................         3,611                    2,330
                                                  ------------------       ------------------
Total Capital Expenditures........................   $   186,299              $   123,484
                                                  ==================       ==================

Acquisitions......................................   $   186,885              $       286
                                                  ==================       ==================

        The Company’s capital investment program during 2001, as approved by the Company’s Board of Directors, was increased from the originally approved budget of $700 million to include the Texoil acquisition, other planned activity and higher prices for rig rentals and well services. The Company’s revised budget totals approximately $1 billion including acquisition costs. The spending will be funded from the Company’s cash flows from operations based on anticipated commodity prices and is subject to change if market conditions shift or new opportunities are identified. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

        During March 2001 the Company acquired Texoil, Inc. for a cash purchase price of approximately $115 million before assumed bank debt of $15 million. During the second quarter of 2001 the Company will complete its acquisition of certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million. These acquisitions are being funded with cash flows from operations and borrowings under the credit facility.

        The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance capital expenditures for the year 2001 primarily with funds provided by operations.

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

Defined Terms

        Natural gas is stated herein in thousand cubic feet (“Mcf”) or million cubic feet (“MMcf”). Oil, condensate and natural gas liquids (“NGL”) are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas, based on relative energy content. MBOE and BOE represent one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward-Looking Statements May Prove Inaccurate

        This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based on management’s belief and assumptions based on currently available information. All statements other than statements of historical fact included in this document are forward-looking statements. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “project” and similar expressions serve to identify forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that these expectations will prove correct. Our forward-looking statements are subject to risks, uncertainties and assumptions. Should one of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key factors that may have a direct bearing on our results of operations and financial condition are:

  volatility of energy commodity prices, generally, and fluctuations in the commodity prices for crude oil and natural gas that have not been effectively hedged, in particular;
  operational and systems risk incident to the drilling and operation of oil and gas wells;
  competitive conditions in the oil and gas industry;
  general economic and capital markets conditions, including fluctuations in interest rates;
  the impact of current and future laws and governmental regulations, particularly environmental regulations, affecting the energy industry in general, and our oil and gas operations, in particular;
  environmental liabilities that are not covered by insurance or indemnity;
  the political and economic climate in the foreign jurisdictions in which we conduct oil and gas operations; and
  the effect on our results of operations and financial condition associated with implementing various accounting rules and regulations.

Ocean Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various derivative financial instruments for its oil and gas production. See Note 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the first quarter of 2001. To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average NYMEX oil and gas strip prices as of March 31, 2001 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in millions):

                                                             Estimated Increase
                                        Estimated               (Decrease) in          Estimated Decrease in
                                   Decrease in Revenues       Revenues with 10%          Revenues with 10%
          Instrument                at Current Prices        Decrease in Prices         Increase in Prices
--------------------------------   -----------------------   -----------------------   -------------------------

Oil and gas puts.............       $          (7)          $           6             $          (7)

Oil swaps and collars........                  (6)                     (3)                      (10)

Gas swap of related trust....                 (11)                     (2)                      (19)

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None during the first quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

* #10.1            Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements,  as amended, filed herewith.

*  Filed herewith.

#  Identifies management contracts and compensatory plans or arrangements.

(b)  Reports on Form 8-K:

   None.

Ocean Energy, Inc.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      Ocean Energy, Inc.

                                                 By:  /s/ William L. Transier
                                                      ---------------------------
                                                      William L. Transier
                                                      Executive Vice President and
                                                      Chief Financial Officer
                                                      (Principal Financial Officer)

                                               Date:  May 2, 2001

                                                 By:  /s/ Robert L. Thompson
                                                      --------------------------
                                                      Robert L. Thompson
                                                      Vice President and Controller
                                                      (Principal Accounting Officer)

                                               Date:  May 2, 2001

Ocean Energy, Inc.

INDEX TO EXHIBITS

* #10.1            Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements,  as amended, filed herewith.

*  Filed herewith.

#  Identifies management contracts and compensatory plans or arrangements.