Form 10-Q
period 2001-06-30
OCEAN ENERGY INC /TX/
filed 2001-08-02
CIK 320321

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

OR

__                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8094

Ocean Energy, Inc.
(Exact name of registrant as specified in its charter)

               Delaware                            74-1764876
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

As of July 30, 2001, 171,254,609 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months and Six
Months Ended June 30, 2001 and 2000	1

Consolidated Balance Sheets – June 30, 2001 and December 31, 2000	2

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2001 and 2000	3

Consolidated Statements of Comprehensive Income for the Three
Months and Six Months Ended June 30, 2001 and 2000	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Part II. Other Information	18

Signatures	20

(i)

Item. 1 Unaudited Consolidated Financial Statements

Ocean Energy, Inc.
Consolidated Statements Of Operations
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$355,841	$241,874	$759,096	$493,282
Costs of Operations:
Operating expenses	78,557	63,335	153,120	125,495
Depreciation, depletion and amortization	93,547	72,952	176,002	153,032
General and administrative	8,363	5,950	14,506	15,072

	180,467	142,237	343,628	293,599

Operating Profit	175,374	99,637	415,468	199,683
Other (Income) Expense:
Interest expense	17,182	18,866	34,127	38,094
Merger and integration costs	--	--	--	3,273
Interest income and other	1,989	(93)	806	(832)

Income Before Income Taxes	156,203	80,864	380,535	159,148
Income Tax Expense	72,196	35,371	173,144	70,677

Income Before Extraordinary Loss	84,007	45,493	207,391	88,471
Extraordinary Loss, Net of Income Taxes	2,600	--	2,600	--

Net Income	81,407	45,493	204,791	88,471
Preferred Stock Dividends	812	812	1,625	1,625

Net Income Available to Common Shareholders	$80,595	$44,681	$203,166	$86,846

Basic Earnings Per Common Share:
Income Before Extraordinary Loss	$0.49	$0.27	$1.22	$0.52
Extraordinary Loss, Net of Income Taxes	(0.02)	--	(0.02)	--

Net Income to Common Shareholders	$0.47	$0.27	$1.20	$0.52

Diluted Earnings Per Common Share:
Income Before Extraordinary Loss	$0.47	$0.26	$1.16	$0.50
Extraordinary Loss, Net of Income Taxes	(0.01)	--	(0.01)	--

Net Income	$0.46	$0.26	$1.15	$0.50

Cash Dividends Declared Per Common Share	$0.04	$--	$0.08	$--

Weighted Average Number of Common Shares Outstanding:
Basic	169,853	167,217	169,111	167,022

Diluted	178,012	177,484	177,528	176,057

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
(Amounts in Thousands, Except Share Data)
(Unaudited)

	June 30, 2001	December 31, 2000

Assets

Current Assets:
Cash and cash equivalents	$57,077	$23,039
Accounts receivable, net	200,505	222,478
Other current assets	111,755	79,037

Total Current Assets	369,337	324,554
Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Evaluated oil and gas properties	4,701,907	4,167,993
Unevaluated oil and gas properties excluded from amortization	679,180	556,276
Other	164,963	157,258

	5,546,050	4,881,527
Accumulated Depreciation, Depletion and Amortization	(2,646,286)	(2,513,577)

	2,899,764	2,367,950

Deferred Income Taxes	--	143,820
Other Assets	56,117	54,076

Total Assets	$3,325,218	$2,890,400

Liabilities And Shareholders’ Equity
Current Liabilities:
Accounts and notes payable	$342,425	$338,172
Accrued liabilities	92,948	55,685

Total Current Liabilities	435,373	393,857

Long-Term Debt	1,194,924	1,032,564
Deferred Revenue	131,169	146,043
Deferred Income Taxes	76,406	45,761
Other Noncurrent Liabilities	101,986	119,487
Commitments and Contingencies	--	--

Shareholders’ Equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares;
issued 50,000 shares	50	50
Common stock, $.10 par value; authorized 520,000,000 and
230,000,000 shares,respectively; issued 173,512,640 and 170,069,114 shares, respectively	17,351	17,007
Additional paid-in capital	1,560,341	1,517,064
Accumulated deficit	(154,426)	(343,962)
Less - treasury stock, at cost; 2,638,640 and 2,754,566 shares, respectively	(35,454)	(35,354)
Accumulated other comprehensive income	4,506	--
Other	(7,008)	(2,117)

Total Shareholders’ Equity	1,385,360	1,152,688

Total Liabilities and Shareholders’ Equity	$3,325,218	$2,890,400

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating Activities:
Net income	$204,791	$88,471
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	176,002	153,032
Deferred income taxes	129,859	56,003
Extraordinary loss, net of taxes	2,600	--
Other	14,152	3,453
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	35,129	(28,310)
Decrease (increase) in inventories, prepaid expenses and other	(37,329)	148
Decrease in accounts and notes payable	(886)	(50,039)
Amortization of deferred revenue	(14,874)	(12,395)
Increase in accrued expenses and other	13,337	2,614

Net Cash Provided by Operating Activities	522,781	212,977

Investing Activities:
Capital expenditures	(398,073)	(251,348)
Acquisition costs, net of cash acquired	(234,451)	(309)
Proceeds from sales of property, plant and equipment	591	92,655

Net Cash Used in Investing Activities	(631,933)	(159,002)

Financing Activities:
Proceeds from borrowings	1,129,900	672,583
Principal payments on borrowings	(991,334)	(698,540)
Proceeds from exercise of common stock options	28,747	11,518
Dividends paid	(15,118)	(1,625)
Premiums paid on debt buy back	(3,167)	--
Purchase of treasury stock	(5,838)	(19,173)
Other	--	1,212

Net Cash Provided by (Used in) Financing Activities	143,190	(34,025)

Increase in Cash and Cash Equivalents	34,038	19,950
Cash and Cash Equivalents at Beginning of Period	23,039	64,889

Cash and Cash Equivalents at End of Period	$57,077	$84,839

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income	$81,407	$45,493	$204,791	$88,471
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change for
derivative financial instruments	--	--	(14,262)	--
Net change in fair value of derivative financial instruments	11,561	--	7,666	--
Financial derivative settlements taken to income	3,496	--	11,113	--
Other	113	--	(11)	--

	15,170	--	4,506	--

Comprehensive income	$96,577	$45,493	$209,297	$88,471

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. (“Ocean”, “OEI”or “the Company”), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

     Property, Plant and Equipment – The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended June 30, 2001 and 2000, the Company capitalized interest expense in the amount of $10 million and $11 million, respectively, and certain employee-related costs in the amount of $15 million and $11 million, respectively. For the six months ended June 30, 2001 and 2000, the Company capitalized interest expense in the amount of $20 million and $23 million, respectively, and certain employee-related costs in the amount of $29 million and $21 million, respectively.

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

      Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share:

		Weighted
	Net Income Available to Common	Average Common Shares	Earnings Per Share
	Shareholders	Outstanding	Amount

	(amounts in thousands)

Three Months Ended June 30, 2001:
Basic	$80,595	169,853	$0.47
Effect of dilutive securities:
Stock options	--	4,754
Convertible preferred stock	812	3,405

Diluted	$81,407	178,012	$0.46

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

		Weighted
	Net Income Available to Common	Average Common Shares	Earnings Per Share
	Shareholders	Outstanding	Amount

	(amounts in thousands)

Three Months Ended June 30, 2000:
Basic	$44,681	167,217	$0.27
Effect of dilutive securities:
Stock options	--	6,880
Convertible preferred stock	812	3,387

Diluted	$45,493	177,484	$0.26

Six Months Ended June 30, 2001:
Basic	$203,166	169,111	$1.20
Effect of dilutive securities:
Stock options	--	5,012
Convertible preferred stock	1,625	3,405

Diluted	$204,791	177,528	$1.15

Six Months Ended June 30, 2000:
Basic	$86,846	167,022	$0.52
Effect of dilutive securities:
Stock options	--	5,648
Convertible preferred stock	1,625	3,387

Diluted	$88,471	176,057	$0.50

     Weighted average options to purchase 4.7 million shares of common stock at $18.37 to $36.54 per share were outstanding for both the first three months and first six months of 2001, and weighted average options to purchase 6.9 million shares of common stock at $14.88 to $36.54 per share and 7.7 million shares of common stock at $12.19 to $36.54 per share were outstanding during the first three months and first six months of 2000, respectively, but were not included in the computation of diluted earnings per share because the options’exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2011.

     Treasury Stock – The Company follows the average cost method of accounting for treasury stock transactions.

     Change in Accounting Method – Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $1 million of additional derivative assets included in other current assets and $23 million of derivative liabilities, $11 million of which were included in current liabilities and $12 million of which were included in other noncurrent liabilities in the Company’s Consolidated Balance Sheet, and $14 million, net of taxes, of deferred hedging expense, included in accumulated other comprehensive income as the effect of the change in accounting principle. The cumulative effect of the accounting change did not have a material effect on the Company’s net income and had no effect on earnings per share amounts. Amounts were determined as of January 1, 2001 based on quoted market values, the Company’s portfolio of derivative instruments, and the Company’s measurement of hedge effectiveness. Through December 31, 2000, gains and losses from these financial instruments were recognized in revenues during the periods to which the derivative financial instruments related.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company’s exposure to declines in the market price of crude oil and natural gas. Certain of these derivative financial instruments have been designated and have qualified as cash flow hedges. The Company utilizes additional financial instruments which have not been designated as cash flow hedges even though they do protect the Company from changes in commodity prices. These instruments are marked to market quarterly with the resulting changes in fair value recorded in revenues.

     Reclassification of Transportation Expense – As a result of the consensus on Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reclassified prior periods to reflect transportation expenses incurred as operating expenses, instead of a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $11 million and $5 million for the first six months and second quarter of 2000, respectively. Transportation expense totaled $13 million and $7 million for the first six months and second quarter of 2001, respectively.

      Accounting Pronouncements – In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

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

      Acquisition of Texas and Louisiana Assets – During April 2001, the Company acquired certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million.

      Disposition of Oil and Gas Assets – On March 31, 2000, the Company completed the sale of its East Bay Complex receiving net proceeds of approximately $78 million. The East Bay Complex contributed revenues of $23 million and operating profit of $10 million for the three months ended March 31, 2000. The proceeds were used to repay amounts outstanding under the Company’s existing credit facility.

Note 3. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information are as follows:

	Six Months Ended June 30,

	2001	2000

	(amounts in thousands)

Cash paid during the period for:
Interest	$54,102	$60,733
Income taxes	$8,792	$22,075

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Financial Instruments

     As of June 30, 2001, the Company has in place put options that place an annual floor price of $25.00 per Bbl on 20 MBbl of crude oil per day and annual floor prices of $4.00 and $5.00 per Mcf each on 100 MMcf of natural gas per day for the remainder of 2001. The Company has also entered into two crude oil basis swap contracts to fix the sales price differential between WTI and Brent. The contracts, which extend through May 2002 and relate to 10,000 barrels per day each, provide that the Company receives a net settlement of WTI less Brent less $1.29.

     In addition, a related trust has a swap agreement covering 14,500 Mcf of gas per day at a price of $4.77 per Mcf for the remainder of 2001 and covering various amounts at various prices through 2005. Although the Company is not a party to this financial instrument, under SFAS 133 the Company is required to account for this swap as an embedded derivative financial instrument.

     As discussed in Note 1, the Company began accounting for qualifying derivative instruments as cash flow hedges in accordance with SFAS 133. As a result, changes in the fair value of these cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, and any change in fair value resulting from ineffectiveness is recognized immediately in earnings.

     The change in fair value of derivative financial instruments, currently designated as cash flow hedges, included in revenues comprises the following:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

	(amounts in thousands)

Financial derivative settlements transferred from
other comprehensive income	$(8,919)	$(21,675)
Change in time and intrinsic value of put options	2,119	(9,244)
Ineffective portion of derivative financial instruments
qualifying as cash flow hedges	703	1,360

	$(6,097)	$(29,559)

     The related results of other derivative financial instruments not designated as cash flow hedges included as a reduction in revenues totaled approximately $2 million for the three months and six months ended June 30, 2001.

     As of June 30, 2001, the Company expects to transfer approximately $1.5 million of the initial transition adjustment recorded in accumulated other comprehensive income to reduce earnings during the remainder of 2001. The Company expects to transfer approximately $6

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

million of net deferred gains in accumulated other comprehensive income as of June 30, 2001 to earnings during the next twelve months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

Note 5. Debt Repurchase

     During the second quarter of 2001, the Company repurchased on the open market approximately $22 million of its 8.375% senior subordinated notes due July 2008 and $25 million of its 8.875% senior subordinated notes due July 2007. In connection with the repurchase, the Company recorded an after-tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The extraordinary loss included a current tax benefit of approximately $1.4 million. The repurchase of these notes was funded with available cash balances and borrowings under the Company’s existing credit facility.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     The following discussion is intended to assist in understanding the Company’s financial position, results of operations and cash flows for each of the periods indicated.

     The Company’s accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000 contain detailed information that should be referred to in conjunction with the following discussion.

Results Of Operations
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Oil and gas operations:
Revenues:
Natural gas	$199,065	$111,732	$470,880	$209,965
Oil and NGL	156,776	130,142	288,216	283,317

	355,841	241,874	759,096	493,282

Operating expenses	78,557	63,335	153,120	125,495
Depreciation, depletion and amortization	91,726	71,369	172,325	149,867

Operating profit	185,558	107,170	433,651	217,920
Corporate	(10,184)	(7,533)	(18,183)	(18,237)

Total operating profit	$175,374	$99,637	$415,468	$199,683

     Following the 22% increase in daily equivalent production over the second quarter of 2000 and higher realized natural gas prices, revenues increased 47% and operating profit increased 76% for the second quarter of 2001 as compared to the second quarter of 2000. Average daily production for the quarter was 157,000 barrels of oil equivalent, 10% higher than the first quarter of 2001. For the first six months of 2001, revenues increased 54% and operating profit more than doubled as compared to the same period in 2000.

     Revenues – Natural gas revenues increased $261 million, or 124%, to $471 million for the six months ended June 30, 2001, from $210 million for the six months ended June 30, 2000. Gas revenues increased $87 million, or 78%, to $199 million for the second quarter of 2001 as compared to $112 million for the second quarter of 2000. These increases are due to higher average gas prices realized during the period as well as increases in production. The average realized price for natural gas excluding the effects of financial derivatives increased 93% to $5.75 per Mcf for the first six months of 2001 as compared to $2.98 for the first six months of 2000 and increased 32% to $4.53 for the second quarter of 2001 compared to $3.44 for the second quarter of 2000. Daily natural gas production for the first six months of 2001 was 451 MMcf as compared to 400 MMcf per day for the first six months of 2000. Daily production for the second quarter of 2001 totaled 472 MMcf, an increase of 24% from second quarter of 2000 volumes and 10% from first quarter of 2001. The increases were due primarily to production from exploitation in the Gulf of Mexico.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

     Oil revenues totaled $288 million for the six months ended June 30, 2001, as compared to revenues of $283 million for the six months ended June 30, 2000. For the second quarter of 2001, oil revenues increased $27 million, or 21%, to $157 million compared to $130 million for the second quarter of 2000. These increases are primarily the result of increases in production. The average realized price for oil excluding the effects of financial derivatives decreased 7% to $23.64 for the first six months of 2001 compared to $25.32 for the same period in 2000. The average realized oil price decreased to $23.76 for the second quarter of 2001 compared to $24.99 for the second quarter of 2000. Daily oil production increased 9% to 75 MBbl for the first six months of 2001 as compared to 69 MBbl for the same period in 2000. For the second quarter of 2001, daily oil production was 78 MBbl, an increase of 22% from the second quarter of 2000 and 10% from the first quarter of 2001. These increases were primarily related to increased production in Equatorial Guinea.

     Outlook – During late 2000 and early 2001, natural gas prices reached extraordinarily high levels. While lagging behind natural gas’ phenomenal rise, crude prices were also strong throughout this period. In the last few months, commodity prices have begun to decrease. Natural gas prices in particular, although remaining above the comparable period last year, have decreased considerably from the first quarter as the effects of such factors as the economic slowdown, increasing gas inventory levels, and cooler than anticipated summer weather are felt. As operating profits and discretionary cash flow follow changes in commodity prices, such changes are watched closely by management. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     Reclassification of Transportation Expense – The Company has reclassified the 2000 financial statements to reflect transportation expenses incurred as operating expenses, instead of as a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $11 million and $5 million for the first six months and second quarter of 2000, respectively. Transportation expense totaled $13 million and $7 million for the first six months and second quarter of 2001, respectively.

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,

	2001		2000		2001		2000

Net Daily Natural Gas Production (MMcf):
Domestic	444		344		423		359
Cote d'Ivoire	21		29		21		31
Other International	7		9		7		10

Total	472		382		451		400

Average Natural Gas Prices ($ per Mcf):
Domestic	$4.6	3	$3.	53	$5.	93	$3.	03
Cote d'Ivoire	$2.4	6	$2.	47	$2.	43	$2.	23
Other International	$4.6	0	$3.	44	$5.	05	$3.	45
Weighted Average	$4.5	3	$3.	44	$5.	75	$2.	98
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$4.6	4	$3.	21	$5.	76	$2.	89

Net Daily Oil and NGL Production (MBbl):
Domestic	28		25		28		29
Equatorial Guinea	32		21		30		22
Cote d'Ivoire	4		4		4		4
Egypt	9		9		8		9
Other International	5		5		5		5

Total	78		64		75		69

Average Oil and NGL Prices ($ per Bbl):
Domestic	$23.	73	$23.98		$25.19		$25.30
Equatorial Guinea	$24.	32	$27.27		$23.19		$26.81
Cote d'Ivoire	$24.	38	$24.07		$23.43		$23.91
Egypt	$25.	28	$27.20		$24.34		$26.67
Other International	$17.	51	$16.49		$16.90		$17.46
Weighted Average	$23.	76	$24.99		$23.64		$25.32
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$21.	99	$22.20		$21.26		$22.66

Wells Drilled:
Gross	64		90		163		134
Net	32		50		64		68
Success Rate	83%		72%		87%		78%

All price information excludes the impact of financial derivatives, unless otherwise stated.

     Operating Expenses – Total operating expenses increased $28 million, or 22%, to $153 million for the six months ended June 30, 2001 compared to $125 million for the comparable 2000 period. For the second quarter of 2001, total operating expenses increased $16 million, or 25%, to $79 million compared to $63 million for the second quarter of 2000. The increase in operating expenses is attributable primarily to increases in production taxes and to additional lease operating expense incurred as a result of increases in production. Operating expenses per

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

BOE were $5.63 per BOE for the first six months of 2001 compared to $5.10 per BOE for the comparable 2000 period and $5.50 per BOE for the second quarter of 2001 compared to $5.43 per BOE for the second quarter of 2000. The increase in operating expenses per BOE is attributable primarily to increases in production taxes.

     Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased $22 million to $172 million for the six months ended June 30, 2001 from $150 million for the same period in 2000. DD&A expense for oil and gas operations increased $21 million to $92 million for the second quarter of 2001 compared to $71 million for the second quarter of 2000. The increases in expense were due primarily to increased production. DD&A expense per BOE related to oil and gas operations increased 4% to $6.34 per BOE for the six months ended June 30, 2001, from $6.09 per BOE for the comparable period in 2000. DD&A expense per BOE related to oil and gas operations increased 5% to $6.42 per BOE for the second quarter of 2001 as compared to $6.12 per BOE for the second quarter of 2000. These increases are due primarily to changes in estimated future development costs.

      General and Administrative Expenses – General and administrative expenses totaled $15 million for the six months ended June 30, 2001 and for the same period in 2000. General and administrative expense for the second quarter of 2001 increased 33%, or $2 million, to $8 million, as compared to $6 million for the second quarter of 2000 primarily due to the incurrence of severance costs and the timing of certain travel–related and other corporate expenditures.

Other

      Interest Expense – Interest expense decreased $4 million, or 11%, to $34 million for the six months ended June 30, 2001 from $38 million in the comparable 2000 period. Interest expense for the second quarter of 2001 decreased $2 million, or 11%, to $17 million from $19 million for the second quarter of 2000. These decreases are the result of the Company’s debt reduction program.

      Merger and Integration Costs – Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first six months of 2000.

     Income Tax Expense – Income tax expense of $173 million was recognized for the six months ended June 30, 2001 compared to an income tax expense of $71 million for the six months ended June 30, 2000. The effective income tax rate was approximately 46% and 44% for the first six months of 2001 and 2000, respectively.

Liquidity And Capital Resources

      Liquidity – As of June 30, 2001, the Company’s credit facility consists of a $500 million five-year revolving facility due in 2004. The credit facility bears interest, at the Company’s

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of June 30, 2001, borrowings outstanding against the credit facility totaled $210 million and letters of credit totaled $34 million, leaving $256 million of available credit. The Company’s long-term debt totaled $1.2 billion and its debt to total capitalization ratio was 46% at June 30, 2001.

     During the second quarter of 2001, the Company repurchased on the open market approximately $47 million of its higher interest rate debt. In connection with the repurchase, the Company recorded an after-tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The repurchase of these notes was funded with available cash balances and borrowings under the credit facility.The Company may from time to time take advantage of favorable market conditions and repurchase some of its higher interest rate debt.

     On June 26, 2001, the Company’s Board of Directors declared a quarterly common stock dividend of four cents per share payable on July 20, 2001, to stockholders of record at the close of business on July 6, 2001. The amount of future dividends on OEI common stock will be determined on a quarterly basis and will depend on earnings, financial condition, capital requirements and other factors.

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Oil and Gas Operations:
Leasehold acquisitions	$12,451	$13,574	$33,966	$28,998
Exploration costs	74,715	35,218	135,576	83,975
Development costs	120,318	75,291	220,630	132,264

	207,484	124,083	390,172	245,237
Corporate	4,291	3,781	7,901	6,111

Total Capital Expenditures	$211,775	$127,864	$398,073	$251,348

Acquisitions	$114,877	$23	$238,677	$309

     The Company’s revised capital expenditure budget totals approximately $1 billion including acquisition costs. The spending will be funded primarily from the Company’s cash flows from operations and is subject to change if market conditions shift or new opportunities are identified. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

      During the second quarter of 2001, the Company was successful bidder on two deepwater blocks offshore Brazil. The Company will have a 65% working interest in Block BM-C-15, which it will operate, and a 20% working interest in Block BM-S-22. In addition, the Company completed its acquisition of certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million. During March 2001, the Company acquired Texoil, Inc. for a cash purchase price of approximately $115 million before assumed

Ocean Energy, Inc.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

bank debt of $15 million. These acquisitions were funded with cash flows from operations and borrowings under the credit facility.

      The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance 2001 capital expenditures primarily with funds provided by operations.

Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

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

Forward-Looking Statements May Prove Inaccurate

     This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based on management’s belief and assumptions based on currently available information. All statements other than statements of historical fact included in this document are Forward-looking statements. When used in this document, words such as “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “project” and similar expressions serve to identify forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that these expectations will prove correct. Our forward-looking statements are subject to risks, uncertainties and assumptions. Should one of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key factors that may have a direct bearing on our results of operations and financial condition are:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     To mitigate a portion of its exposure to fluctuations in commodity prices, the Company entered into various derivative financial instruments for its oil and gas production. See Note 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during 2001. To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average NYMEX oil and gas strip prices

Ocean Energy, Inc.

as of June 30, 2001 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues:

			Estimated Increase
	Estimated Increase in	Estimated Increase in	(Decrease)in
	Revenues at	Revenues with 10%	Revenues with 10%
	Current Prices	Decrease in Prices	Increase in Prices

	(amounts in millions)

Oil and gas puts	$4	$9	$(1)
Gas swap of related trust	3	4	2

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Company held on May 9, 2001, the shareholders elected certain directors to serve until the 2004 Annual Meeting of Shareholders, approved the merger of the Company into a wholly-owned subsidiary incorporated in the state of Delaware in order to effect the change of the state of incorporation, approved the Company's 2001 Long-Term Incentive Plan and Employee Stock Purchase Plan, and ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2001.

Votes cast were as follows:

			Broker
	For	Against	Non-Votes	Abstained

Election as a Director of the Company of:
John B. Brock	149,440,211	--	--	1,264,827
Milton Carroll	149,429,003	--	--	1,276,034
James T. Hackett	149,456,627	--	--	1,248,411
Approval of reincorporation merger to
effect the change of the Company's
state of incorporation from Texas to Delaware	116,340,671	6,956,536	27,211,293	197,150
Approval of 2001 Long-Term Incentive Plan	107,814,684	42,645,109	--	245,244
Approval of 2001 Employee Stock
Purchase Plan	145,181,572	5,381,726	--	141,739
Ratify Appointment of KPMG LLP as
Independent Auditors for 2001	150,248,643	345,997	--	110,397

Ocean Energy, Inc.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1

Certificate of Incorporation of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on May 14, 2001.

3.2	Bylaws of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2001.

3.3

Certificate of Designations relating to Series B Convertible Preferred Stock of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on May 14, 2001.

*#10.1	Outside Directors Deferred Fee Plan as Amended and Restated Effective July 1, 2001, filed herewith.

*#10.2	Supplemental Benefit Plan as Amended and Restated Effective July 1, 2001, filed herewith.

*#10.3	Severance Agreement between the Company and Stephen A. Thorington dated June 16, 2001, filed herewith.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.

b) Reports on Form 8-K:

     On May 10, 2001, the Company filed a Current Report on Form 8-K dated May 10, 2001 concerning the Company's current estimates of its operating statistics for the second quarter of 2001 and full year ended December 31, 2001. The item reported in such Current Report was Item 9 (Regulation FD Disclosure).

     On May 14, 2001, the Company filed a Current Report on Form 8-K dated May 9, 2001 with respect to its reincorporation from the state of Texas to the state of Delaware and to the Amendment and Restatement of the Company's Rights Agreement. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

Ocean Energy, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Energy, Inc.

By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2001

By: /s/ Robert L. Thompson Robert L. Thompson Vice President and Controller (Principal Accounting Officer)

Date: August 2, 2001