Form 10-Q
period 2001-09-30
OCEAN ENERGY INC /TX/
filed 2001-10-31
CIK 320321

Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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

As of October 26, 2001, 171,810,343 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months and Nine
Months Ended September 30, 2001 and 2000	1

Consolidated Balance Sheets – September 30, 2001 and December 31, 2000	2

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2001 and 2000	3

Consolidated Statements of Comprehensive Income for the Three
Months and Nine Months Ended September 30, 2001 and 2000	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Part II. Other Information	20

Signatures	21

(i)

Item. 1 Unaudited Consolidated Financial Statements

Ocean Energy, Inc.
Consolidated Statements Of Operations
(Amounts in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Revenues	$279,021	$267,836	$1,038,118	$761,118
Costs of Operations:
Operating expenses	81,607	64,077	234,727	189,572
Depreciation, depletion and amortization	89,285	76,886	265,287	229,918
General and administrative	7,986	6,231	22,492	21,303

	178,878	147,194	522,506	440,793

Operating Profit	100,143	120,642	515,612	320,325
Other (Income) Expense:
Interest expense	14,262	19,756	48,389	57,850
Merger and integration costs	--	--	--	3,273
Interest income and other	(1,129)	(915)	(323)	(1,747)

Income Before Income Taxes	87,010	101,801	467,546	260,949
Income Tax Expense	39,167	43,932	212,313	114,609

Income Before Extraordinary Loss	47,843	57,869	255,233	146,340
Extraordinary Loss, Net of Income Taxes	--	--	2,600	--

Net Income	47,843	57,869	252,633	146,340
Preferred Stock Dividends	813	813	2,438	2,438

Net Income Available to Common Stockholders	$47,030	$57,056	$250,195	$143,902

Basic Earnings Per Common Share:
Income Before Extraordinary Loss	$0.28	$0.34	$1.49	$0.86
Extraordinary Loss, Net of Income Taxes	--	--	(0.02)	--

Net Income to Common Stockholders	$0.28	$0.34	$1.47	$0.86

Diluted Earnings Per Common Share:
Income Before Extraordinary Loss	$0.27	$0.33	$1.43	$0.83
Extraordinary Loss, Net of Income Taxes	--	--	(0.01)	--

Net Income	$0.27	$0.33	$1.42	$0.83

Cash Dividends Declared Per Common Share	$0.04	$--	$0.12	$--

Weighted Average Number of Common Shares Outstanding:
Basic	170,918	167,125	169,750	167,061

Diluted	179,145	177,035	178,143	176,448

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
(Amounts in Thousands, Except Share Data)
(Unaudited)

	September 30, 2001	December 31, 2000

Assets

Current Assets:
Cash and cash equivalents	$144,585	$23,039
Accounts receivable, net	170,293	222,478
Other current assets	140,057	79,037

Total Current Assets	454,935	324,554

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Evaluated oil and gas properties	4,921,673	4,167,993
Unevaluated oil and gas properties excluded from amortization	695,812	556,276
Other	166,710	157,258

	5,784,195	4,881,527
Accumulated Depreciation, Depletion and Amortization	(2,785,370)	(2,513,577)

	2,998,825	2,367,950

Deferred Income Taxes	--	143,820
Other Assets	69,223	54,076

Total Assets	$3,522,983	$2,890,400

Liabilities And Stockholders’ Equity
Current Liabilities:
Accounts and notes payable	$332,642	$338,172
Accrued liabilities	83,383	55,685

Total Current Liabilities	416,025	393,857

Long-Term Debt	1,337,517	1,032,564
Deferred Revenue	123,731	146,043
Deferred Income Taxes	108,349	45,761
Other Noncurrent Liabilities	92,760	119,487
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares;
issued 50,000 shares	50	50
Common stock, $.10 par value; authorized 520,000,000 and
230,000,000 shares, respectively; issued 174,425,466 and 170,069,114 shares, respectively	17,442	17,007
Additional paid-in capital	1,573,928	1,517,064
Accumulated deficit	(114,271)	(343,962)
Less - treasury stock, at cost; 2,669,640 and 2,754,566 shares, respectively	(36,032)	(35,354)
Accumulated other comprehensive income	14,947	--
Other	(11,463)	(2,117)

Total Stockholders’ Equity	1,444,601	1,152,688

Total Liabilities and Stockholders’ Equity	$3,522,983	$2,890,400

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

Operating Activities:
Net income	$252,633	$146,340
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	265,287	229,918
Deferred income taxes	158,392	99,833
Extraordinary loss, net of taxes	2,600	--
Other	13,778	9,678
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	65,342	(35,124)
Increase in inventories, prepaid expenses and other	(62,318)	(6,001)
Increase (decrease) in accounts and notes payable	(16,019)	132
Amortization of deferred revenue	(22,311)	(19,833)
Decrease in accrued expenses and other	(2,155)	(24,795)

Net Cash Provided by Operating Activities	655,229	400,148

Investing Activities:
Capital expenditures	(637,092)	(413,349)
Acquisition costs, net of cash acquired	(236,240)	(3,036)
Proceeds from sales of property, plant and equipment	59,044	86,125
Other	--	(2,327)

Net Cash Used in Investing Activities	(814,288)	(332,587)

Financing Activities:
Proceeds from borrowings	1,996,639	1,043,412
Principal payments on borrowings	(1,715,517)	(1,291,324)
Proceeds from exercise of common stock options	33,553	20,600
Dividends paid	(21,957)	(1,625)
Premiums paid on debt buy back	(3,167)	--
Purchase of treasury stock	(6,671)	(23,401)
Increase in deferred revenue	--	74,947
Proceeds from conveyance of Section 29 credit properties	--	69,644
Other	(2,275)	1,212

Net Cash Provided by (Used in) Financing Activities	280,605	(106,535)

Increase (Decrease) in Cash and Cash Equivalents	121,546	(38,974)
Cash and Cash Equivalents at Beginning of Period	23,039	64,889

Cash and Cash Equivalents at End of Period	$144,585	$25,915

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements Of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net income	$47,843	$57,869	$252,633	$146,340
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change for
derivative financial instruments	--	--	(14,262)	--
Net change in fair value of derivative financial
instruments	16,926	--	24,592	--
Financial derivative settlements taken to income	(6,530)	--	4,583	--
Other	45	--	34	--

	10,441	--	14,947	--

Comprehensive income	$58,284	$57,869	$267,580	$146,340

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. (“OEI”or “the Company”), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000.

     Property, Plant and Equipment–The Company capitalizes interest expense and certain employee-related costs that are directly attributable to oil and gas operations. For the three months ended September 30, 2001 and 2000, the Company capitalized interest expense in the amount of $12 million and $11 million, respectively, and certain employee-related costs in the amount of $15 million and $11 million, respectively. For the nine months ended September 30, 2001 and 2000, the Company capitalized interest expense in the amount of $32 million and $34 million, respectively, and certain employee-related costs in the amount of $44 million and $33 million, respectively.

     Revenue Recognition –Revenues associated with sales of crude oil and natural gas are recorded when delivery to the customer has occurred (i.e. when production has been delivered to the pipeline or a tanker lifting has occurred). Oil and gas sales revenues from properties in which the Company has an interest with other producers are recognized following the entitlements method of accounting for production, in which any excess amount received above the Company’s share is treated as a liability. If less than the Company’s entitlement is received, the underproduction is recorded as an asset.

     Earnings Per Share –The following table provides a reconciliation between basic and diluted earnings per share:

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

		Weighted
	Net Income Available to Common	Average Common Shares	Earnings Per Share
	Shareholders	Outstanding	Amount

	(amounts in thousands)

Three Months Ended September 30, 2001:
Basic	$47,030	170,918	$0.28
Effect of dilutive securities:
Stock options	--	4,758
Convertible preferred stock	813	3,469

Diluted	$47,843	179,145	$0.27

Three Months Ended September 30, 2000:
Basic	$57,056	167,125	$0.34
Effect of dilutive securities:
Stock options	--	6,468
Convertible preferred stock	813	3,442

Diluted	$57,869	177,035	$0.33

Nine Months Ended September 30, 2001:
Basic	$250,195	169,750	$1.47
Effect of dilutive securities:
Stock options	--	4,924
Convertible preferred stock	2,438	3,469

Diluted	$252,633	178,143	$1.42

Nine Months Ended September 30, 2000:
Basic	$143,902	167,061	$0.86
Effect of dilutive securities:
Stock options	--	5,945
Convertible preferred stock	2,438	3,442

Diluted	$146,340	176,448	$0.83

     Weighted average options to purchase 4.3 million shares of common stock at $18.81 to $36.54 per share and 4.5 million shares of common stock at $18.35 to $36.54 per share were outstanding for the third quarter and first nine months of 2001, respectively, and weighted average options to purchase 6.7 million shares of common stock at $14.69 to $36.54 per share and 7.3 million shares of common stock at $13.46 to $36.54 per share were outstanding during the third quarter and first nine months of 2000, respectively, but were not included in the computation of diluted earnings per share because the options’exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2011.

     Treasury Stock –The Company follows the average cost method of accounting for treasury stock transactions.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

     Change in Accounting Method –Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $1 million of additional derivative assets included in other current assets and $23 million of derivative liabilities, $11 million of which were included in current liabilities and $12 million of which were included in other noncurrent liabilities in the Company’s Consolidated Balance Sheet, and $14 million, net of taxes, of deferred hedging expense, included in accumulated other comprehensive income as the effect of the change in accounting principle. The cumulative effect of the accounting change did not have a material effect on the Company’s net income. Amounts were determined as of January 1, 2001 based on quoted market values, the Company’s portfolio of derivative instruments, and the Company’s measurement of hedge effectiveness. Through December 31, 2000, gains and losses from these financial instruments were recognized in revenues during the periods to which the derivative financial instruments related.

     From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company’s exposure to declines in the market price of crude oil and natural gas. Certain of these derivative financial instruments have been designated and have qualified as cash flow hedges. The Company utilizes additional financial instruments which have not been designated as cash flow hedges even though they do protect the Company from changes in commodity prices. These instruments are marked to market quarterly with the resulting changes in fair value recorded in earnings. Realized gains and losses are recognized in the statement of operations when the underlying physical oil and gas production is sold.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

     The Company may also utilize derivative financial instruments such as interest rate swap agreements to hedge the fair value of its fixed-rate debt. Interest rate swap contracts are reflected at fair value on the Company’s consolidated balance sheets and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in its fair value attributable to the interest rate risk being hedged. If the transaction qualifies as a fair value hedge, the gains or losses on the derivative financial instrument, as well as the offsetting gains or losses on the hedged item, are recognized currently in earnings. Consequently, if gains or losses on the derivative financial instrument and the related hedged item do not completely offset, the difference is recognized currently in earnings. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates.

     Reclassification of Transportation Expense –As a result of the consensus on Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reclassified the 2000 financial statements to reflect transportation expenses incurred as operating expenses, instead of as a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $18 million and $7 million for the first nine months and third quarter of 2000, respectively. Transportation expense totaled $20 million and $7 million for the first nine months and third quarter of 2001, respectively.

Note 2. Acquisition and Disposition of Assets

     Acquisitions of Oil and Gas Assets–During March 2001, the Company acquired Texoil, Inc. (“Texoil”) for a cash purchase price of approximately $115 million before assumed bank debt of $15 million. Texoil was an independent oil and gas company engaged in the acquisition of oil and gas reserves through a program, which included purchases of reserves, development and exploration activities in Texas and Louisiana.

     During April 2001, the Company acquired certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million.

     Dispositions of Oil and Gas Assets –The Company received approximately $59 million in proceeds from the sale of certain non-core properties during the third quarter of 2001.

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

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 3. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information are as follows:

	Nine Months Ended September 30,

	2001	2000

	(amounts in thousands)

Cash paid during the period for:
Interest	$99,376	$110,808
Income taxes	$11,521	$25,220

Note 4. Financial Instruments

     As of September 30, 2001, the Company has in place put options that place an annual floor price of $25.00 per Bbl on 20 MBbl of crude oil per day, an annual floor price of $4.00 on 100 MMcf of natural gas per day, and an annual floor price of $5.00 per Mcf on 100 MMcf of natural gas per day for the remainder of 2001. The Company is party to two crude oil basis swap contracts to fix the sales price differential between WTI and Brent. The contracts, which extend through May 2002 and relate to 10 MBbl per day each, provide that the Company receives a net settlement of WTI less Brent less $1.29 per Bbl. The Company also has in place collars at contracted volumes of 15 MBbl of crude oil per day for the period January through December 2002 with a floor of $23.00 and a weighted average ceiling of $28.03.

     In addition, a related trust has a swap agreement covering 14.5 MMcf of gas per day at a price of $4.77 per Mcf for the remainder of 2001 and covering various amounts at various prices through 2005. Although the Company is not a party to this financial instrument, under SFAS 133 the Company is required to account for this swap as an embedded derivative financial instrument.

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

     The change in fair value of derivative financial instruments, currently designated as cash flow hedges, included in revenues comprises the following:

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

	(amounts in thousands)

Financial derivative settlements transferred from other
comprehensive income	$2,604	$(19,071)
Change in time and intrinsic value of put options	7,757	(1,487)
Ineffective portion of derivative financial instruments
qualifying as cash flow hedges	(196)	1,164

Increase (decrease) in revenues	$10,165	$(19,394)

     The related results of other derivative financial instruments not designated as cash flow hedges included as an increase (decrease) in revenues totaled approximately $0.6 million and ($1.4) million for the three months and nine months ended September 30, 2001.

     During August 2001, the Company entered into interest rate swap agreements to hedge the fair value of its 7 5/8% senior notes due July 2005 and its 7 7/8% senior notes due August 2003. Under the terms of the agreements, the counterparties pay the Company a weighted average fixed annual rate of 7.74% on total notional amounts of $225 million, and the Company pays the counterparties a variable annual rate equal to the six-month LIBOR rate plus a weighted average rate of 2.73%. The swap agreements remain in effect through the maturity dates of the respective notes. These swap agreements have been designated as fair value hedges pursuant to SFAS No. 133. Interest expense for the third quarter of 2001 was reduced by approximately $1 million as a result of interest rate swaps.

     As of September 30, 2001, the Company expects to transfer approximately $1 million of the initial transition adjustment recorded in accumulated other comprehensive income to reduce earnings during the remainder of 2001. The Company expects to transfer approximately $18 million of net deferred gains in accumulated other comprehensive income as of September 30, 2001 to earnings during the next twelve months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

     Subsequent to September 30, 2001, the Company entered into natural gas collars for the period January through December 2002. The contracts cover 100 MMcf of natural gas per day with a floor of $2.75 and a ceiling of $4.10 and 40 MMcf of natural gas per day with a floor of $3.00 and a ceiling of $4.00.

Note 5. Debt

     On September 28, 2001, the Company issued $350 million of 7¼% senior notes due 2011 pursuant to a shelf registration statement. A portion of the proceeds was used to repay amounts outstanding under the Company’s credit facility at September 28, 2001. The remainder of the proceeds is being used to retire existing higher interest rate debt by exercising call provisions for the Company’s 8 5/8% senior subordinated notes due 2005 and 9¾% senior subordinated notes due

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

2006. The repurchase of these notes will be completed by early November 2001, with a resulting extraordinary loss of approximately $1 million.

     During the second quarter of 2001, the Company repurchased on the open market approximately $22 million of its 8 3/8% senior subordinated notes due July 2008 and $25 million of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company recorded an after-tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The extraordinary loss included a current tax benefit of approximately $1.4 million. The repurchase of these notes was funded with available cash balances and borrowings under the Company’s existing credit facility.

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

Results of Operations
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Oil and Gas Operations:
Revenues:
Natural gas	$130,878	$143,808	$601,758	$353,772
Oil and NGL	148,143	124,028	436,360	407,346

	279,021	267,836	1,038,118	761,118

Operating expenses	81,607	64,077	234,727	189,572
Depreciation, depletion and
amortization	87,915	75,226	260,240	225,093

Operating profit	109,499	128,533	543,151	346,453
Corporate	(9,356)	(7,891)	(27,539)	(26,128)

Total operating profit	$100,143	$120,642	$515,612	$320,325

     For the first nine months of 2001, a 13% increase in daily equivalent production and significantly higher realized natural gas prices led to revenues increasing 36% and operating profit increasing 61% as compared to the same period in 2000. The Company experienced similar increases in daily equivalent production over the third quarter of 2000. However, as the effects of the weakening commodity markets were manifested in lower realized prices excluding the effects of financial derivatives for third quarter 2001 versus third quarter 2000, revenues and operating profit did not follow the increases in daily equivalent production.

     Revenues–Natural gas revenues decreased $13 million, or 9%, to $131 million for the third quarter of 2001 as compared to $144 million for the third quarter of 2000 primarily due to lower average realized prices offset by increases in production. Daily production for the third quarter of 2001 totaled 464 MMcf, an increase of 13% from third quarter 2000 volumes. This increase was due primarily to domestic acquisitions of producing properties and exploitation in the Gulf of Mexico. The average realized price excluding the effects of financial derivatives decreased 33% to $2.79 for the third quarter of 2001 compared to $4.18 for the third quarter of 2000.

     Natural gas revenues increased $248 million, or 70%, to $602 million for the nine months ended September 30, 2001, from $354 million for the nine months ended September 30, 2000. This increase is due to increases in production and higher average realized prices. Daily natural gas production for the first nine months of 2001 increased 13% to 456 MMcf from 403 MMcf per day for the first nine months of 2000. The average realized price for natural gas excluding the

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

effects of financial derivatives increased 40% to $4.74 per Mcf for the first nine months of 2001 as compared to $3.39 for the first nine months of 2000.

     For the third quarter of 2001, oil revenues increased $24 million, or 19%, to $148 million compared to $124 million for the third quarter of 2000 primarily due to increases in production. For the third quarter of 2001, daily oil production was 74 MBbl, an increase of 17% from the third quarter of 2000. However, the average realized oil price excluding the effects of financial derivatives decreased 16% to $21.84 for the third quarter of 2001 compared to $26.11 for the third quarter of 2000.

     For the nine months ended September 30, 2001, oil revenues totaled $436 million as compared to revenues of $407 million for the comparable period of 2000 due primarily to increases in production. Daily oil production increased 12%, to 75 MBbl for the first nine months of 2001 as compared to 67 MBbl for the same period in 2000. The average realized price for oil excluding the effects of financial derivatives decreased 10% to $23.04 for the first nine months of 2001 compared to $25.57 for the same period in 2000.

     Outlook –During late 2000 and early 2001, natural gas prices reached extraordinarily high levels. While lagging behind natural gas’phenomenal rise, crude prices were also strong throughout this period. In the last few months, commodity prices have declined significantly. Natural gas prices have reached their lowest point since the first quarter of 2000 as the effects of economic slowdown, increasing gas inventory levels, and cooler summer weather are felt. Crude oil prices decreased after the September 11, 2001 terrorist attacks in anticipation of an economic downturn. As operating profits and discretionary cash flow follow changes in commodity prices, such changes are watched closely by management. With continued uncertainty in the commodity price markets, the Company is unable to predict future commodity prices. The Company will evaluate its level of capital spending based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     Reclassification of Transportation Expense –The Company has reclassified the 2000 financial statements to reflect transportation expenses incurred as operating expenses, instead of as a deduction from revenues as previously recorded. While this reclassification had no effect on net income, it did increase revenues and operating expenses by $18 million and $7 million for the first nine months and third quarter of 2000, respectively. Transportation expense totaled $20 million and $7 million for the first nine months and third quarter of 2001, respectively.

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Operating Data

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,

	2001		2000		2001		2000

Net Daily Natural Gas Production (MMcf):
Domestic	435		386		428		368
Côte d’Ivoire	20		14		20		25
Other International	9		9		8		10

Total	464		409		456		403

Average Natural Gas Prices ($ per Mcf):
Domestic	$2.7	8	$4.	27	$4.	85	$3.	47
Côte d’Ivoire	$2.5	2	$2.	02	$2.	46	$2.	19
Other International	$4.0	8	$3.	92	$4.	68	$3.	62
Weighted Average	$2.7	9	$4.	18	$4.	74	$3.	39
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$3.0	7	$3.	82	$4.	84	$3.	21

Net Daily Oil and NGL Production (MBbl):
Domestic	29		25		28		28
Equatorial Guinea	30		21		30		21
Côte d’Ivoire	2		3		3		4
Egypt	8		9		8		9
Other International	5		5		6		5

Total	74		63		75		67

Average Oil and NGL Prices ($ per Bbl):
Domestic	$22.	97	$26.20		$24.43		$25.57
Equatorial Guinea	$21.	75	$25.75		$22.70		$26.46
Côte d’Ivoire	$22.	16	$28.53		$23.17		$25.23
Egypt	$23.	28	$27.60		$24.00		$26.97
Other International	$14.	35	$22.68		$15.99		$19.19
Weighted Average	$21.	84	$26.11		$23.04		$25.57
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$21.	72	$21.30		$21.41		$22.23

Wells Drilled:
Gross	76		99		239		234
Net	42		64		106		133
Success Rate	88%		79%		87%		79%

All price information excludes the impact of financial derivatives, unless otherwise stated.

     Operating Expenses –Total operating expenses increased $45 million, or 24%, to $235 million for the nine months ended September 30, 2001 compared to $190 million for the comparable 2000 period. For the third quarter of 2001, total operating expenses increased $18 million, or 27%, to $82 million compared to $64 million for the third quarter of 2000. The increase in operating expenses is attributable primarily to increases in production taxes and to additional lease operating expense incurred as a result of increases in production. Operating

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

expenses per BOE were $5.71 per BOE for the first nine months of 2001 compared to $5.16 per BOE for the comparable 2000 period. This increase is due primarily to increased production taxes and workover expenses. Operating expenses were $5.86 per BOE for the third quarter of 2001 compared to $5.30 per BOE for the third quarter of 2000. This increase is attributable primarily to increases in workover and general operating expenses offset by a reduction in production taxes which have declined as a result of the third quarter 2001 commodity price decline.

     Depreciation, Depletion and Amortization Expense –Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased $35 million to $260 million for the nine months ended September 30, 2001 from $225 million for the same period in 2000. DD&A expense for oil and gas operations increased $13 million to $88 million for the third quarter of 2001 compared to $75 million for the third quarter of 2000. The increases in expense were due primarily to increased production. DD&A expense per BOE related to oil and gas operations has increased only slightly for the first nine months and for the third quarter of 2001 as compared to 2000. DD&A expense per BOE was $6.33 per BOE for the nine months ended September 30, 2001 as compared to $6.13 per BOE for the comparable period in 2000 and $6.31 per BOE for the third quarter of 2001 as compared to $6.22 per BOE for the third quarter of 2000. These increases are due primarily to changes in estimated future development costs associated with reserve additions.

     General and Administrative Expenses –General and administrative expenses totaled $22 million and $21 million for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expense for the third quarter of 2001 increased approximately $2 million, to $8 million, as compared to $6 million for the third quarter of 2000 primarily due to the timing of corporate expenditures.

Other

     Interest Expense –Interest expense decreased approximately $10 million, or 16%, to $48 million for the nine months ended September 30, 2001 from $58 million in the comparable 2000 period. Interest expense for the third quarter of 2001 decreased approximately $6 million, or 28%, to $14 million from $20 million for the third quarter of 2000. These decreases are primarily the result of the Company’s debt reduction program. In addition, interest expense for the third quarter of 2001 was reduced by approximately $1 million as a result of interest rate swaps.

     Merger and Integration Costs –Merger and integration costs of $3 million relating primarily to severance costs were recorded in the first nine months of 2000.

     Income Tax Expense –Income tax expense of $212 million was recognized for the nine months ended September 30, 2001 compared to an income tax expense of $115 million for the nine months ended September 30, 2000. The effective income tax rates were approximately 45% and 44% for the first nine months of 2001 and 2000, respectively.

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Liquidity And Capital Resources

     Liquidity –On September 28, 2001, the Company issued $350 million of 7¼% senior notes due 2011 pursuant to a shelf registration statement. A portion of the proceeds was used to repay all amounts outstanding under the Company’s credit facility. The credit facility, which consists of a $500 million five-year revolving facility due in 2004, bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of September 30, 2001, the Company’s balance under the credit facility was zero, and letters of credit totaled $31 million, leaving approximately $469 million of available credit.

     The remaining proceeds from the debt issuance are being used to retire existing higher interest rate debt by exercising call provisions for the Company’s 8 5/8% senior subordinated notes due 2005 and its 9¾% senior subordinated notes due 2006. The repurchase of these notes is expected to be completed by early November 2001, with a resulting extraordinary loss of approximately $1 million.

     The Company’s long-term debt totaled $1.3 billion at September 30, 2001, and the Company’s debt to total capitalization ratio was 48%. Excluding $100 million of senior subordinated notes expected to be repurchased with proceeds from the debt offering, the Company’s debt to total capitalization ratio was 46%.

     During the second quarter of 2001, the Company repurchased on the open market approximately $47 million of its higher interest rate debt. In connection with the repurchase, the Company recorded an after-tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The repurchase of these notes was funded with available cash balances and borrowings under the credit facility. The Company may from time to time take advantage of favorable market conditions and repurchase some of its higher interest rate debt.

     On September 26, 2001, the Company’s Board of Directors declared a quarterly common stock dividend of four cents per share payable on October 24, 2001. The amount of future dividends on OEI common stock will be determined on a quarterly basis and will depend on earnings, financial condition, capital requirements and other factors.

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Oil and Gas Operations:
Leasehold acquisitions	$37,784	$16,420	$71,750	$45,418
Exploration costs	106,021	49,432	241,597	133,407
Development costs	89,901	94,028	310,531	226,292

	233,706	159,880	623,878	405,117
Corporate	5,313	2,121	13,214	8,232

Total Capital Expenditures	$239,019	$162,001	$637,092	$413,349

Acquisitions	$1,789	$2,727	$240,466	$3,036

     The Company’s revised capital expenditure budget totals approximately $1.1 billion including acquisition costs. The spending will be funded primarily from the Company’s cash flows from operations and is subject to change if market conditions shift or new opportunities are identified. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     During the second quarter of 2001, the Company was successful bidder on two deepwater blocks offshore Brazil. The Company has a 65% working interest in Block BM-C-15, which it will operate, and a 20% working interest in Block BM-S-22. In addition, the Company completed its acquisition of certain oil and gas assets located primarily in East Texas and North Louisiana for a purchase price of approximately $118 million. During March 2001, the Company acquired Texoil, Inc. for a cash purchase price of approximately $115 million before assumed bank debt of $15 million. These acquisitions were funded with cash flows from operations and borrowings under the credit facility.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its crude oil and natural gas reserves. The Company has historically funded its expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance remaining 2001 capital expenditures primarily with funds provided by operations.

Accounting Pronouncements

     Accounting Pronouncements–During 2001, the Financial Accounting Standards Board has issued four new pronouncements:

  Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

  Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.
  Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.
  Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for fiscal years beginning after December 15, 2001.

     Statements 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

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

Ocean Energy, Inc.

Item 2. Management’s Discussion And Analysis of Financial Condition And Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This document contains “forward-looking statements”within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based on management’s belief and assumptions based on currently available information. All statements other than statements of historical fact included in this document are forward-looking statements. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “project” and similar expressions serve to identify forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we can give no assurance that these expectations will prove correct. Our forward-looking statements are subject to risks, uncertainties and assumptions. Should one of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key factors that may have a direct bearing on our results of operations and financial condition are:

  volatility of energy commodity prices, generally, including as a result of the potential worldwide economic downturn resulting from the September 11, 2001 terrorist attacks, and fluctuations in the commodity prices for crude oil and natural gas that have not been effectively hedged, in particular;
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
  the political and economic climate in the foreign jurisdictions in which we conduct oil and gas operations, including potential adverse results of military or terrorist actions in those areas; and
  the effect on our results of operations and financial condition associated with implementing various accounting rules and regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     Commodity Price Risk –To mitigate a portion of its exposure to fluctuations in commodity prices, the Company entered into various derivative financial instruments for its oil and gas production. See Note 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments in place at September 30, 2001. To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average NYMEX oil and gas strip prices as of September 30, 2001 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The

Ocean Energy, Inc.

following table shows the estimated potential effects of the derivative financial instruments on future revenues:

	Estimated Increase	Estimated Increase	Estimated Increase
	(Decrease) in	(Decrease)in	(Decrease)in
	Revenues at	Revenues with 10%	Revenues with 10%
Instrument	Current Prices	Decrease in Prices	Increase in Prices

	(amounts in millions)

Gas puts	$ 9	$ 11	$ 8
Oil puts	(1)	(1)	(1)
Oil collars	7	19	7
Gas swap of related trust	8	12	4

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

None during the third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

*#10.1	Fifth Amendment to the Ocean Energy, Inc. Long-Term Incentive Plan for Nonexecutive Employees, filed herewith.

*#10.2	Ocean Energy Inc. Executive Supplemental Retirement Plan (as Amended and Restated) as of July 1, 2001, filed herewith.

*#10.3	Ocean Energy, Inc. 2001 Change of Control Severance Plan dated September 27, 2001, filed herewith.

*#10.4	Ocean Energy, Inc. Directors Compensation Plan adopted July 19, 2001, filed herewith.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8-K:

     On August 3, 2001, the Company filed a Current Report on Form 8-K dated August 3, 2001 concerning the Company’s current estimates of its operating statistics for the third quarter of 2001 and full year ended December 31, 2001. The item reported in such Current Report was Item 9 (Regulation FD Disclosure).

Ocean Energy, Inc.

     On September 28, 2001, the Company filed a Current Report on Form 8-K dated September 28, 2001, concerning an underwriting agreement with respect to the issue and sale by the Company of $350 million aggregate principal amount of 7¼% Senior Notes due October 1, 2011 in an underwritten public offering. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

     On October 23, 2001, the Company filed a Current Report on Form 8-K dated October 23, 2001 concerning the Company’s current estimates of its operating statistics for the fourth quarter of 2001 and full year ended December 31, 2001. The item reported in such Current Report was Item 9 (Regulation FD Disclosure).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Energy, Inc.

By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 31, 2001

By: /s/ Robert L. Thompson Robert L. Thompson Vice President and Controller (Principal Accounting Officer)

Date: October 31, 2001