Form 10-K405
period 2001-12-31
OCEAN ENERGY INC /TX/
filed 2002-03-26
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

X                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 21, 2002, the aggregate market value of the outstanding shares of Common Stock of the Company held by non-affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $3,372,147,150. For purposes of determining the above amount, all directors and executive officers are considered affiliates.

     As of March 21, 2002, approximately 174,261,656 shares of Common Stock, par value $0.10 per share, were outstanding.

Documents Incorporated by Reference

Document	Part of Form 10-K
(1) Annual Report to Stockholders for	Parts I and II
year ended December 31, 2001
(2) Proxy Statement for Annual meeting	PART III
of Stockholders to be held on May 14, 2002

Ocean Energy, Inc.

(i)

Ocean Energy, Inc.

Part I

Item 1.   Business

     Ocean Energy, Inc. (the “Company” or “Ocean”) is one of the largest independent oil and gas exploration and production companies in the United States. The Company conducts North American operations in the shelf and deepwater areas of the Gulf of Mexico, the Rocky Mountains, Permian Basin, Arklatex, Anadarko, East Texas and the Gulf Coast areas. Internationally, Ocean holds a leading position among U.S. independents in West Africa with oil and gas activities in Equatorial Guinea, Angola and Côte d’Ivoire. The Company also conducts operations in Egypt, Tatarstan, Brazil, Pakistan, and Indonesia.

     Ocean has developed a strong position among U.S. independent oil and gas exploration and production companies in the deep waters off the coasts of the Gulf of Mexico, Brazil and West Africa. During 2001 and early 2002, the Company added interests in two deepwater blocks offshore Brazil, one as the only independent U.S. operator in the deepwater Campos basin, acquired an operated–interest in another deepwater block offshore Angola, and entered a partnership in a fourth block in shallower waters in Equatorial Guinea. In the deepwater of the Gulf of Mexico, the Company has made six significant deepwater discoveries since 1999. During 2002, the Company will mark a milestone when two of its original deepwater discoveries in the East Breaks complex of the Gulf become operational.

     Ocean had an excellent year in 2001 from both an operational and financial perspective, with significant exploration success, superior reserve replacement and double–digit annual production growth. Ocean achieved its best annual financial performance in 2001. Growth in production volumes and higher commodity prices during the first half of the year contributed to net income of $274 million, or $1.53 per diluted share, an increase of 29% from 2000 net income of $213 million, or $1.22 per diluted share. Production volumes increased 10% over the prior year due to increased exploration and exploitation success from Gulf of Mexico shelf properties and the Zafiro field in Equatorial Guinea, as well as from property acquisitions. During 2001, the Company participated in the drilling of 40 exploratory wells and 275 development wells worldwide.

     Ocean’s low finding and development costs reflect the execution of a disciplined technical program and the success of worldwide exploration and exploitation programs. For the year ended December 31, 2001, Ocean achieved a finding and development cost of $5.52 per BOE and a 387% reserve replacement rate. The Company’s three–year average finding and development cost and reserve replacement rate now stands at $5.08 per BOE and 389%, respectively.

     Ocean’s total estimated proved reserves rose 31% to 601 million barrels of oil equivalent (MMBOE) as of December 31, 2001 from 460 MMBOE at year–end 2000. Proved natural gas reserves, which comprise 49% of total proved reserves, reached approximately 1.8 trillion cubic feet and crude oil reserves totaled approximately 305 million barrels. Of these total proved reserves, 63% are located in North America and 37% are located internationally.

Ocean Energy, Inc.

     Ocean is also focused on financial discipline and a balanced property base. The Company’s assets combine revenue–generating international, domestic onshore and shelf properties as well as high–potential deepwater Gulf of Mexico and international exploratory prospects. The Company remains committed to producing low–cost energy, enhancing stockholder value, maintaining its focus on operating efficiency, and continuing to strengthen its capital structure.

     On March 30, 1999, Ocean Energy, Inc. (a predecessor Delaware entity referred to herein as “Old Ocean”) was merged (the “Seagull Merger”) with and into Seagull Energy Corporation, a Texas corporation. The resulting company was renamed Ocean Energy, Inc. The merger was treated as an acquisition of Seagull by Ocean in a purchase transaction. As such, the financial and operating results and property descriptions presented here, unless expressly noted otherwise, are those of Ocean Energy, Inc. on a stand–alone basis for 1998 and the first quarter of 1999 and of the combined company thereafter. In May 2001, pursuant to a stockholder vote, the Company was reincorporated from the State of Texas to the State of Delaware.

Forward–Looking Statements May Prove Inaccurate

     This document includes forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this document, including, without limitation, statements regarding the financial position, business strategy, production and reserve growth and other plans and objectives for the future operations of the Company are forward–looking statements.

     Although the Company believes that such forward–looking statements are based on reasonable assumptions, it can give no assurance that its expectations will in fact occur. Important factors could cause actual results to differ materially from those in the forward–looking statements. Forward–looking statements are subject to risks and uncertainties and include information concerning general economic conditions and possible or assumed future results of operations of the Company, estimates of oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures, the level of future expenditures for environmental costs, and management’s strategies, plans and objectives as set forth herein.

Oil and Gas Operations

     The Company’s activities are focused primarily in three operating areas: (i) onshore areas of North America, (ii) the continental shelf and deepwater areas (water depth of over 1,500 feet) of the Gulf of Mexico, and (iii) internationally in Equatorial Guinea, Angola, Côte d’Ivoire, Egypt, Republic of Tatarstan, Brazil, Pakistan and Indonesia.

     The Company’s capital investment program for 2002 is expected to total approximately $650 million. The spending will be funded from the Company’s cash flow from operations based

Ocean Energy, Inc.

on anticipated commodity prices and is subject to change if market conditions shift or new opportunities are identified. Of the budget, approximately $300 million to $350 million will be spent in the Gulf of Mexico region, approximately $250 million to $275 million will be spent internationally, and approximately $50 million to $75 million will be spent in the U.S. Onshore region. Approximately 45% to 55% of the budget is allocated to exploratory projects.

     Ocean’s principal oil and gas producing areas include the following:

	Estimated Proved Reserves at December 31, 2001

	Gas (Bcf)	Oil (MMBbl)	MMBOE

Domestic:
North America Onshore	1,014	32	201
Gulf of Mexico	564	84	178
International:
Equatorial Guinea	--	123	123
Côte d’Ivoire	150	5	30
Egypt	1	31	31
Other International	47	30	38

Total	1,776	305	601

     For additional information relating to the Company’s oil and gas reserves, see Note 19 to the Consolidated Financial Statements included in the Company’s 2001 Annual Report to Stockholders and as Exhibit 13 attached hereto. As required, Ocean also files estimates of oil and gas reserve data with various governmental regulatory authorities and agencies. These estimates were not materially different from the reserve estimates reported in the Consolidated Financial Statements.

Domestic

     The Company’s domestic activities reside in two main areas: the Gulf of Mexico and certain onshore areas of North America. The domestic area includes 63% of the Company’s reserves and accounted for 65% of total production for the year ended December 31, 2001.

     Gulf of Mexico– The Company’s Gulf of Mexico properties are located in offshore waters along the coasts of Texas and Louisiana. For 2001, the Gulf of Mexico area had average daily production of approximately 46 MBOE per day. This area currently accounts for 31% of Company–wide production and will be the focus of approximately 50% of the Company’s planned capital expenditures in 2002.

     The major growth in this area is associated with Ocean’s deepwater prospects. Ocean now ranks among the top ten companies in terms of leasehold in the deepwater Gulf of Mexico with interests in approximately 1.7 million acres covering nearly 300 blocks. During 2001, Ocean participated in the drilling of 28 deepwater wells. We announced four deepwater discoveries: Red Hawk, in Garden Banks; Trident, in Alaminos Canyon; and Navajo and Balboa, in East Breaks. Ocean also sanctioned the Magnolia and Zia projects for development.

Ocean Energy, Inc.

     Ocean has been developing the Nansen and Boomvang deepwater discoveries in the East Breaks area of the Gulf of Mexico. The production sites feature the world’s first truss spars with a combined daily production capacity of up to 80,000 barrels of oil and 400 million cubic feet of gas. Production began from the Nansen field in January 2002, and the Company expects production from the Boomvang field to begin in the third quarter of 2002. The Company has working interests of 50% and 20%, respectively, in the Nansen and Boomvang fields.

     During 2001, the Company entered into a deepwater exploration agreement with Kerr–McGee Oil & Gas Corporation. The agreement calls for the two companies to jointly explore and develop oil and gas prospects on 181 undeveloped deepwater blocks in the Gulf of Mexico located within several proven trends. The exploration venture will encompass more than a million gross acres with Ocean holding an average working interest of approximately 43% in the blocks. Ocean will serve as operator for at least four of the first 15 exploratory wells in the multi-year drilling program. The first well drilled as part of the partnership was the Red Hawk prospect in Garden Banks 877, which was a natural gas discovery.

     Ocean will be participating with Conoco, Inc. in the development of the Magnolia Field in nearly 4,700 feet of water. The deepwater development project is located in Garden Banks blocks 783 and 784. Drilling of development wells is planned for late 2002 with first production anticipated by the fourth quarter of 2004. The Company holds a 25% working interest.

     In 2001, Ocean drilled the Zia #2 appraisal well in Mississippi Canyon Block 496, in which the Company has a 65% operated working interest, which confirmed the commerciality of this field. The Company is considering various sub–sea development options.

     North America Onshore– Ocean’s portfolio of onshore properties in North America is focused primarily in the Anadarko Basin of the Texas Panhandle and western Oklahoma, the Arklatex area of east Texas and northwest Louisiana, the Permian Basin, South Texas, and the Bear Paw Field in north central Montana. These properties are located mostly in mature areas where the Company can take advantage of low–cost exploitation to maintain and replace reserves. For 2001, the North America Onshore area had average daily production of approximately 52 MBOE.

     During 2001, the Company acquired Texoil, Inc., an independent oil and gas company with activities in Texas and Louisiana, and certain oil and gas assets located primarily in East Texas and North Louisiana from Ensight Resources, L.L.C. These acquisitions added more than 250 Bcfe to the Company’s estimated proved gas reserves.

     For 2002, the Company will primarily focus drilling activity on properties that were part of the Ensight and Texoil acquisitions and Ocean’s holdings in the Bear Paw field in north central Montana.

Ocean Energy, Inc.

International

     The Company produces oil and gas in five countries outside of the United States – Equatorial Guinea, Egypt, Russia, Côte d’Ivoire and Indonesia. In addition, the Company has interests in various other countries, including Angola, Brazil and Pakistan. Ocean increased its international position when it entered Brazil and acquired additional offshore interests in Angola and Equatorial Guinea. The following is a description of each of the Company’s major international operating areas.

     Equatorial Guinea – In Equatorial Guinea, the Company had three production sharing contracts (“PSCs”) covering 1.4 million gross acres at December 31, 2001. The Company recently added a fourth PSC covering Corisco Bay Block N, a 678,000–acre concession in the Rio Muni Basin offshore. Ocean will have a 30% working interest in the Block. The agreement increases Ocean’s overall holdings in Equatorial Guinea to more than two million gross offshore acres. The Company will begin seismic evaluation of Block N in 2002.

     The Company has been conducting exploratory and development activities in the Zafiro field since 1992. Production is continuing from two facilities, and for 2001 the Company’s share of production averaged 30 MBOE per day. Nearly half of the international budget for 2002 will be spent in Equatorial Guinea on continued development of the Zafiro field. The Company will participate in the drilling of additional development wells in the southern expansion area of Zafiro in 2002 and plans have been made to install a third production facility and to de–bottleneck the existing facilities’ capacity.

     During 2001, Ocean participated in the successful drilling of six development wells in Block B. The Company also participated in the drilling of one exploratory well on Block C and two on Block D that failed to discover commercial quantities of reserves.

     Egypt – The Company’s Egyptian operations consist of working interests in five concessions covering 7.8 million gross acres. Four of these concessions are producing concessions – East Zeit, Qarun, East Beni Suef and West Abu Gharadig. Ocean also holds an interest in Southwest Gebel el Zeit, an exploratory block in the Gulf of Suez.

     During 2001, the Company was successful in increasing its proved reserves with a discovery on its East Zeit concession located offshore Egypt in the Gulf of Suez. The successful A–21 exploratory well more than doubled estimated proved reserves from the East Zeit concession in which Ocean holds a 100% working interest. The Company plans delineation drilling on the A–21 discovery. The success at East Zeit followed an earlier Ocean exploration success at the SWGEZ–2 exploratory well that was drilled in the Southwest Gebel El Zeit concession.

     Ocean’s share of production in Egypt averaged approximately 9 MBOE per day during 2001.

Ocean Energy, Inc.

     Russia – The Company has a net 45% interest in a joint venture in Tatarstan, a republic in the Russian Federation. During 2001, the joint venture drilled 28 development wells in the Onbysk and Demkino fields and plans additional development activity in the Onbysk and Demkino fields during 2002. During 2001, the Company’s share of production averaged approximately 5 MBOE per day in Russia.

     Côte d’Ivoire – In Côte d’Ivoire, the Company has three PSCs and operates the Lion gas plant. The Company’s share of production averaged approximately 6 MBOE per day during 2001.

     Indonesia – Ocean owns a 1.7% interest in a joint venture in East Kalimantan, Indonesia. The majority of the joint venture’s revenue results from the sale of liquefied natural gas.

     Angola – In early 2002, Ocean acquired an operated interest in Block 10, offshore Angola, a 1.2 million–acre concession. The Company is the only U.S. independent chosen to act as an operator in Angola. The Company will begin seismic acquisition in Block 10 during 2002.

     Adjacent to Block 10 in the neighboring Kwanza Basin is Block 24 where the Company drilled two exploration wells in 2001 and is continuing to conduct exploration activities. The first exploratory well on Block 24, Semba–1, was drilled to a total depth of 12,290 feet and encountered two petroleum reservoirs, although it has yet to be deemed commercial. Results of the second well have not been announced. The Company holds an interest in approximately 1.2 million gross acres in Block 24. The Company also holds an interest in 1.2 million gross acres in Block 19, in the Lower Congo Basin where several large fields have been discovered. During 2002, the Company will continue exploration activities in Blocks 19 and 24 with plans to drill two wells on each block.

     Brazil – During 2001, the Company was the successful bidder on two deepwater blocks offshore Brazil. The Company has a 65% working interest in Block BM–C–15, which it operates, and a 20% working interest in Block BM–S–22. The Company is conducting seismic activity prior to selecting the first drill location on Block 15. The Company holds an interest in approximately 1.2 million gross acres covering Blocks BM–C–15 and BM–S–22.

     Pakistan – In Pakistan, the Company has interests in 4.7 million gross acres offshore in the Arabian Sea. The Company is currently evaluating 3–D seismic information over acreage in the Pasni, Gawadar and Makran Central areas and plans to spud an exploratory well before the end of 2003.

     The Company’s acreage in the international area is generally held pursuant to PSCs with host governments. Typically, under a PSC the working interest partners pay all of the capital and operating costs and production is split between the government and the working interest partners. Working interest partners recover costs from a percentage of produced and sold petroleum. The remaining oil and gas produced and sold, after cost recovery, is divided between the government and the working interest partners. Included in the government’s share of remaining petroleum

Ocean Energy, Inc.

are all government royalties and, in certain situations, the applicable income taxes for the working interest partners.

Production

     The following table summarizes the Company’s production, average sales prices and operating costs for the periods indicated:

	Year Ended December 31,

	2001	2000	1999

Domestic:
Net production:
Gas (MMcf)	151,937	136,722	137,195
Oil and NGL (MBbl)	10,170	9,974	13,532
Average sales price: (1)
Gas (per Mcf)	$4.26	$3.95	$2.26
Oil and NGL (per Bbl)	$22.70	$25.85	$17.06
Average operating costs (per BOE) (2)	$6.58	$5.67	$5.04
Equatorial Guinea:
Net oil production (MBbl)	11,112	8,344	7,323
Average oil sales price (per Bbl) (1)	$21.17	$26.06	$17.91
Average operating costs (per BOE) (2)	$1.95	$2.49	$3.02
Côte d’Ivoire:
Net production:
Gas (MMcf)	6,914	8,552	11,050
Oil and NGL (MBbl)	1,166	1,409	1,765
Average sales price: (1)
Gas (per Mcf)	$2.47	$2.28	$1.68
Oil and NGL (per Bbl)	$22.00	$24.15	$18.24
Average operating costs (per BOE) (2)	$4.89	$3.80	$3.16
Egypt:
Net production:
Gas (MMcf)	218	217	264
Oil and NGL (MBbl)	3,123	3,228	2,999
Average sales price: (1)
Gas (per Mcf)	$4.06	$5.12	$3.66
Oil and NGL (per Bbl)	$22.18	$26.61	$19.32
Average operating costs (per BOE) (2)	$3.53	$5.08	$3.51
Other International:
Net production:
Gas (MMcf)	2,552	3,312	5,666
Oil and NGL (MBbl)	1,929	1,796	1,366
Average sales price: (1)
Gas (per Mcf)	$4.34	$3.78	$1.81
Oil and NGL (per Bbl)	$15.40	$20.14	$12.32
Average operating costs (per BOE ) (2)	$12.49	$9.72	$3.30

Ocean Energy, Inc.

	Year Ended December 31,

	2001	2000	1999

Total:
Net production:
Gas (MMcf)	161,621	148,803	154,175
Oil and NGL (MBbl)	27,500	24,751	26,985
Average sales price: (1)
Gas (per Mcf)	$4.18	$3.85	$2.21
Oil and NGL (per Bbl)	$21.48	$25.51	$17.38
Average sales price including hedging: (1)
Gas (per Mcf)	$4.33	$3.54	$2.23
Oil and NGL (per Bbl)	$20.23	$22.11	$15.33
Average operating costs (per BOE) (2)	$5.64	$5.18	$4.54

(1)	Average sales prices are before deduction of production, severance, and other taxes and transportation expenses.
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

Ocean Energy, Inc.

	Year Ended December 31,

	2001		2000		1999

	Gross	Net	Gross	Net	Gross	Net

Domestic:
Exploratory Drilling:
Productive Wells	21	7	19	8	21	10
Dry Holes	12	5	25	10	12	6
Development Drilling:
Productive Wells	213	81	165	90	151	93
Dry Holes	26	17	26	21	38	31
Equatorial Guinea:
Exploratory Drilling:
Productive Wells	--	--	--	--	--	--
Dry Holes	3	1	--	--	3	1
Development Drilling:
Productive Wells	6	1	4	1	3	1
Dry Holes	--	--	--	--	--	--
Côte d’Ivoire:
Exploratory Drilling:
Productive Wells	--	--	--	--	--	--
Dry Holes	--	--	--	--	1	--
Development Drilling:
Productive Wells	--	--	1	--	--	--
Dry Holes	--	--	--	--	--	--
Egypt:
Exploratory Drilling:
Productive Wells	2	1	--	--	--	--
Dry Holes	--	--	3	1	1	--
Development Drilling:
Productive Wells	2	1	6	2	5	1
Dry Holes	--	--	--	--	--	--
Other International:
Exploratory Drilling:
Productive Wells	1	1	2	1	1	--
Dry Holes	1	--	3	3	1	1
Development Drilling:
Productive Wells	28	14	33	16	16	8
Dry Holes	--	--	--	--	--	--
Total:
Exploratory Drilling:
Productive Wells	24	8	21	9	22	10
Dry Holes	16	7	31	14	18	8
Development Drilling:
Productive Wells	249	97	209	109	175	103
Dry Holes	26	17	26	21	38	31

     The Company had 37 gross (15 net) exploratory wells and 95 gross (43 net) development wells in progress at December 31, 2001. Wells classified as “in progress” at year–end represent wells where drilling activity is ongoing, wells awaiting installation of permanent equipment and wells awaiting the drilling of additional delineation wells.

Ocean Energy, Inc.

     The following table sets forth information regarding the number of productive wells in which the Company held a working interest at December 31, 2001. Productive wells are either producing wells or wells capable of commercial production although currently shut–in. One or more completions in the same borehole are counted as one well.

	Gross Wells				Net Wells

				Multiple				Multiple
	Gas	Oil	Total	Completions	Gas	Oil	Total	Completions

Domestic:
North America
Onshore	3,419	527	3,946	125	2,056	146	2,202	66
Gulf of Mexico	169	262	431	38	67	182	249	27
International:
Equatorial Guinea	--	31	31	--	--	8	8	--
Côte d’Ivoire	4	13	17	2	2	6	8	1
Egypt	--	66	66	16	--	27	27	4
Other International	--	277	277	--	--	139	139	--

	3,592	1,176	4,768	181	2,125	508	2,633	98

Developed and Undeveloped Oil and Gas Acreage

     As of December 31, 2001, the Company owned working interests in the following developed and undeveloped oil and gas acreage (amounts in thousands):

	Developed		Undeveloped		Total

	Gross	Net	Gross	Net	Gross	Net

Domestic:
North America Onshore	1,119	611	1,820	550	2,939	1,161
Gulf of Mexico Shelf	423	207	360	225	783	432
Gulf of Mexico Deepwater	40	8	1,664	733	1,704	741
International:
Equatorial Guinea	36	9	1,360	441	1,396	450
Cote d'Ivoire	313	244	--	--	313	244
Egypt	433	115	7,347	3,192	7,780	3,307
Other International	136	21	10,855	5,357	10,991	5,378

Total	2,500	1,215	23,406	10,498	25,906	11,713

     Additionally, as of December 31, 2001, the Company owned mineral and/or royalty interests in 395,985 gross (39,818 net) developed acres and 899,516 gross (140,034 net) undeveloped acres located in the United States and 88,445 gross (87 net) developed acres and 2,205,084 gross (20,005 net) undeveloped acres in other international locations.

     For additional information relating to oil and gas producing activities, see Note 19 to the Consolidated Financial Statements included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto.

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

     Regulation of Oil and Natural Gas Exploration and Production. Exploration and production operations of the Company are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The Company’s operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production requirements regarding the ratability of production.

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

     Commencing in April 1992, the FERC issued Order Nos. 636 and subsequent orders in the same proceeding (collectively “Order No. 636”), which require interstate pipelines to provide transportation services separate, or “unbundled,” from the pipelines’ sales of gas. Also, Order No. 636 requires pipelines to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. The courts have largely affirmed the significant features

Ocean Energy, Inc.

of Order No. 636 and numerous related orders pertaining to the individual pipelines, although the FERC continues to review and modify their open access regulations. These initiatives may affect the intrastate transportation of gas under certain circumstances.

     In particular, the FERC is conducting a broad review of their transportation regulations, including how they operate in conjunction with state proposals for retail gas market restructuring, whether to eliminate cost–of–service rates for short–term transportation, whether to allocate all short–term capacity on the basis of competitive auctions, and whether changes to long–term transportation policies may also be appropriate to avoid a market bias toward short–term contracts. In February 2000, the FERC issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Among other things, Order No. 637 revised FERC pricing policy by waiving price ceilings for short–term released capacity for a two–year period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, pipeline penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 are pending judicial review. We cannot predict whether and to what extent FERC’s market reforms will survive judicial review and, if so, whether the FERC’s actions will achieve the goal of increasing competition in markets in which our natural gas is sold. We do not believe that we will be affected by any action taken materially differently than other natural gas producers, gatherers and marketers with which we compete.

     The Outer Continental Shelf Lands Act (“OCSLA”) requires that all pipelines operating on or across the Outer Continental Shelf (“OCS”) provide open–access, non–discriminatory transportation service on their systems. Commencing in April 2000, FERC issued Order Nos. 639 and 639–A (collectively, “Order No. 639”), which required “gas service providers” operating on the OCS to make public their rates, terms and conditions of service. The purpose of Order No. 639 was to provide regulators and other interested parties with sufficient information to detect and to remedy discriminatory conduct by such service providers. In a recent decision, the U.S. District Court for the District of Columbia permanently enjoined the FERC from enforcing Order No. 639, on the basis that the FERC did not possess the requisite rule–making authority under the OCSLA for issuing Order No. 639. FERC’s appeal of the court’s decision is pending in the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this appeal, nor can we predict what further action FERC will take with respect to this matter.

     On September 27, 2001, FERC issued a Notice of Proposed Rulemaking in Docket No. RM01–10. The proposed rules would expand FERC’s current standards of conduct to include a regulated transmission provider and all of its energy affiliates. It is not known whether FERC will issue a final rule in this docket and, if it does, whether the final rule would impact our operations.

     Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has

Ocean Energy, Inc.

been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

     Offshore Leasing.  U.S. offshore operations the Company conducts are on federal oil and gas leases. Ocean must comply with regulatory restrictions from numerous agencies, including the U.S. Minerals Management Service (“MMS”), U.S. Bureau of Land Management, U.S. Coast Guard and U.S. Environmental Protection Agency. For offshore operations, the Company must obtain regulatory approval for exploration, development and production plans prior to the commencement of such operations. These agencies have stringent engineering and construction specifications, safety–related regulations concerning the design and operating procedures for offshore production platforms and pipelines, regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization, regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities and other rules and regulations governing many phases of offshore operations. To cover the various obligations of lessees, governmental agencies generally require substantial bonds or other acceptable assurances that such obligations will be met.

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

     The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases. The lawfulness of the new rule has been challenged in federal court. We cannot predict whether this new rule will be upheld in federal court, nor can we predict whether the MMS will take further action on this matter. However, we do not believe that this new rule will affect us any differently than other producers and marketers of crude oil.

Competition and Significant Customers

     The Company’s competitors in oil and gas exploration, development and production include major oil companies, as well as numerous independent oil and gas companies, individuals and drilling partnerships. Some of these competitors have financial and personnel resources substantially in excess of those available to the Company and, therefore, the Company may be placed at a competitive disadvantage. The Company’s success in discovering reserves will depend on its ability to select suitable prospects for future exploration in today’s competitive environment. For further discussion of the Company’s customers and markets see Note 2 to the Consolidated Financial Statements included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto.

Ocean Energy, Inc.

     During 2001, purchases by Duke Energy Trading & Marketing and affiliates (“DETM”), a wholly–owned subsidiary of Duke Energy Corp., and ExxonMobil Sales and Supply (“EMSS”), a wholly–owned subsidiary of ExxonMobil Corporation, accounted for 42% and 19%, respectively, of the Company’s total oil and gas production revenues. During 2000, purchases by DETM and EMSS accounted for 44% and 20%, respectively, of the Company’s total oil and gas production revenues. During 1999, purchases by DETM, EMSS, and Enron Corporation accounted for 11%, 18%, and 16%, respectively, of the Company’s total oil and gas production revenues. Because a ready market exists for the Company’s oil and gas production the Company does not believe the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

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

     The Company has established policies and procedures for continuing compliance with environmental laws and regulations. However, the Company does not believe costs relating to these laws and regulations have had a material adverse effect on the Company’s operations or financial condition in the past. As these laws and regulations are becoming more stringent and complex, there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact in the future. The requirements imposed by these laws and regulations are frequently changed and subject to new interpretations. It is likely that the costs of compliance with environmental laws and regulations could increase the cost of operating drilling equipment or significantly limit drilling and operation or production activities.

Risk Factors

     In addition to the other information in this document, investors in our common stock should consider carefully the following risks.

Ocean Energy, Inc.

     Dependence On Oil and Gas Prices. Ocean’s success will depend on the market prices of oil and gas. These market prices tend to fluctuate significantly in response to factors beyond the Company’s control. Oil and gas prices have changed significantly during 2001. Natural gas prices, which were at record levels at the beginning of 2001, declined steadily throughout the year in response to the downtown in the economy, reduced weather–related demand and record gas storage levels. Crude oil prices also declined throughout 2001 as a result of the global economic downturn and decreases in demand that were only partially offset by OPEC’s supply constraints. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non–cash charges to earnings due to a ceiling test writedown under the full cost method of accounting which the Company uses to account for its exploration and development activities.

     Significant Capital Requirements. Ocean must make a substantial amount of capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, we have paid for these expenditures with cash from operating activities, proceeds from debt and equity financings and asset sales. Ocean’s revenues or cash flows could be reduced because of lower oil and gas prices or for other reasons. If Ocean’s revenues or cash flows decrease, we may not have the funds available to replace our reserves or to maintain production at current levels. If this occurs, our production will decline over time. Other sources of financing may not be available if Ocean’s cash flows from operations are not sufficient to fund its capital expenditure requirements. Where Ocean is not the majority owner or operator of an oil and gas project, it may have no control over the timing or amount of capital expenditures associated with the particular project. If Ocean cannot fund its capital expenditures, its interests in some projects may be reduced or forfeited.

     Our Oil and Gas Reserve Information Is Estimated. The proved oil and gas reserve information included in this document represents estimates. These estimates are based primarily on reports prepared by internal reserve engineers and were calculated using oil and gas prices as of December 31, 2001, which could change. An independent petroleum engineering firm annually reviews at least 80% of the Company’s estimates of proved reserves. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including:

  historical production from the area compared with production from other similar producing areas;
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

     Ocean Operates in Foreign Countries and Will Be Subject to Political, Economic and Other Uncertainties. Ocean conducts significant operations in foreign countries including Equatorial Guinea, Côte d’Ivoire and Egypt. As of December 31, 2001, approximately 37% of the Company’s reserves were located in foreign countries. Ocean may also expand its foreign operations in the future. Operations in foreign countries are subject to political, economic and other uncertainties, including:

  the risk of war, acts of terrorism, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;
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

     Foreign countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to Ocean by another country, Ocean’s interests could be lost or decreased in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign–owned assets. This could adversely affect Ocean’s interests. The Company seeks to manage these risks by, among other things, concentrating its international exploration efforts in areas where the Company believes that the existing government is favorably disposed towards United States exploration and production companies.

     Oil and Gas Operations Involve Substantial Costs and Are Subject to Various Economic Risks. The oil and gas operations of Ocean are subject to the economic risks typically associated with exploration, development and production activities, including the necessity of significant expenditures to locate and acquire properties and to drill exploratory wells. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause Ocean’s exploration, development and production activities to be unsuccessful. This could result in a total loss of Ocean’s investment in a particular property. If exploration efforts in a country are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs would be charged against earnings as impairments. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

     Drilling Oil and Gas Wells Could Involve Blowouts, Environmental Hazards and Other Risks. The nature of the oil and gas business involves certain operating hazards such as well blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, formations with abnormal pressures, pollution, releases of toxic gas and other environmental hazards and risks. Any of these operating hazards could result in substantial losses to Ocean. In addition, Ocean may be liable for environmental damages caused by previous owners of property purchased by Ocean or its predecessors. As a result, substantial liabilities to third parties or governmental entities may be incurred. The payment of these amounts could reduce or eliminate the funds available for exploration, development or acquisitions. These reductions in funds could result in a loss of Ocean’s properties. Additionally, some of Ocean’s oil and gas operations are located in areas that are subject to tropical weather disturbances. Some of these disturbances can be severe enough to cause substantial damage to facilities and possibly interrupt production. In accordance with customary industry practices, Ocean maintains insurance against some, but not all, of such risks and losses. The occurrence of an event that is not fully covered

Ocean Energy, Inc.

by insurance could have a material adverse effect on the financial position and results of operations of Ocean.

     Competition Within the Oil and Gas Industry is Intense. The exploration and production business is highly competitive. Many of Ocean’s competitors have substantially larger financial resources, staffs and facilities than Ocean. These competitors include other independent oil and gas producers such as Anadarko Petroleum Corporation, Apache Corporation, Burlington Resources Inc., Devon Energy Corporation, EOG Resources, Inc., Kerr–McGee Corporation, Noble Affiliates, Inc., Pioneer Natural Resources Company, and Unocal Corporation as well as major oil and gas companies such as ExxonMobil Corporation, ChevronTexaco Corp., Shell Oil Company and BP Corporation.

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

     Terrorist Attacks, Such as the Attacks That Occurred on September 11, 2001, May Adversely Impact Our Results of Operations. The impact that the terrorist attacks of September 11, 2001 may have on the energy industry in general, and on us in particular, is not known at the time. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may affect our operations in unpredictable ways, including disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, processing plants and refineries, could be direct targets of, or indirect casualties of, an act of terror. We have incurred additional costs since September 11, 2001 to safeguard certain of our assets and we may be required to incur significant additional costs in the future.

     The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the September 11 attacks may make certain types of insurance more difficult for us to obtain. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. There can be no assurance that insurance will be available to us without significant additional costs. A lower level of economic activity could also result in a decline in energy consumption which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Ocean Energy, Inc.

Employees

     As of February 28, 2002, the Company had approximately 1,100 employees. In addition to the services of its full time employees, the Company contracts, as needed, the services of consulting geologists, engineers, regulatory consultants, contract pumpers and certain other temporary employees. Except for local national employees in Côte d’Ivoire, none of the Company’s employees are represented by a labor union. The Company considers its relations with its employees to be satisfactory.

Executive Officers of the Company

     The executive officers of the Company, each of who has been elected to serve until his successor is elected and qualified, are as follows:

Name	Age	Present Position and Prior Business Experience

James T. Hackett*	48

President and Chief Executive Officer since March 1999 and Chairman of the Board since January 2000; President and Chief Executive Officer of Seagull from September 1998 and Chairman of the Board of Seagull from January 1999 to March 1999; Group President of Duke Energy's unregulated operations and Executive Vice President of Panenergy from January 1996 to September 1998.

Robert K. Reeves*	44

Executive Vice President, General Counsel and Secretary since March 1999; Executive Vice President, General Counsel and Secretary of Old Ocean from June 1997 to March 1999; Senior Vice President, General Counsel and Secretary of Old Ocean from May 1994 to June 1997.

John D. Schiller, Jr.*	42

Executive Vice President, Exploration & Production since March 2002; Executive Vice President, Operations from March 2000 to March 2002, Senior Vice President, North America Onshore and International Operations from March 1999 to March 2000; Senior Vice President, Operations of Seagull from September 1998 to March 1999; Production Manager - Gulf Coast Division of Burlington Resources from October 1997 to August 1998; Engineering Manager - Offshore Division of Burlington Resources from April 1994 to September 1997.

William L. Transier*	47

Executive Vice President and Chief Financial Officer since March 1999; Executive Vice President and Chief Financial Officer of Seagull from September 1998 to March 1999; Senior Vice President and Chief Financial Officer of Seagull from May 1996 to September 1998; For the previous 20 years, he held a variety of positions at KPMG LLP including partner from July 1986 until April 1996.

William S. Flores, Jr.	45	Senior Vice President, Drilling since March 1999; Vice President, Drilling of Old Ocean from March 1998 to March 1999; Vice President, Operations of Old Ocean from August 1993 to March 1998.

Ocean Energy, Inc.

Name	Age	Present Position and Prior Business Experience

Scott A. Griffiths	48

Senior Vice President, Exploration & International New Ventures since March 2002; Senior Vice President, International Exploration from March 1999 to March 2002; Senior Vice President Domestic Exploration of Seagull from September 1998 to March 1999; Vice President Domestic Exploration of Seagull from May 1997 to September 1998; Vice President of Domestic Exploration of Seagull from October 1996 to May 1997; Vice President of Exploration of Global Natural Resources from 1992 to October 1996.

Stephen A. Thorington*	46

Senior Vice President, Finance and Corporate Development since July 2001; Senior Vice President, Finance, Treasury and Corporate Development from March 1999 to July 2001; Vice President, Finance and Treasurer of Seagull from May 1996 to March 1999; Managing Director of Chase Securities Inc. from April 1994 to May 1996.

Bruce Busmire	44

Vice President, Investor Relations since February 2000; Controller of Altura Energy Ltd. from March 1997 to January 2000; For the previous 16 years, Mr. Busmire held a variety of positions in finance, accounting and investor relations at Amoco Corporation.

Mario M. Coll, III	40

Vice President, Operational Planning and Chief Information Officer since March 2001; Vice President, Operational Planning from March 1999 to March 2001; Vice President, Planning - Corporate and International of Old Ocean from April 1998 to March 1999; Business Planning Coordinator of Old Ocean from September 1996 to April 1998.

Peggy T. d'Hemecourt	50

Vice President, Human Resources since March 1999; Director, Human Resources of Old Ocean from March 1998 to February 1999; Vice President, Human Resources of UMC Petroleum Corporation from April 1997 to February 1998; Director, Human Resources of United Meridian Corporation ("UMC") from January 1996 to March 1997.

Philip J. Iracane	47

Vice President, Marketing since December 2000; Vice President, Sales and Services, Columbia Gas of Virginia from December 1998 to December 2000. For the previous 11 years, Mr. Iracane was Sr. Vice President, Marketing-East Coast of Coastal Gas Marketing.

John J. Patton	61

Vice President and Associate General Counsel, since September 1999; Vice President and Assistant General Counsel - International of Old Ocean from March 1998 to March 1999; Senior Vice President and General Counsel of UMC from April 1995 to March 1998.

Andrew J. Sheu	39	Vice President, Tax since March 1999; Assistant Vice President, Tax of Seagull from January 1998 to March 1999; Director, Tax of Torch Energy Advisors, Inc. from December 1995 to January 1998.

Ocean Energy, Inc.

Name	Age	Present Position and Prior Business Experience

Alan L. Smith	39

Vice President, Business Development since March 2001; Manager, Anadarko Asset Team/NA Onshore Business Development December 1999 to March 2001; Vice President Acquisitions, XPLOR Energy from November 1998 to December 1999 and Vice President Operations March 1997 to November 1998. Prior to XPLOR, Mr. Smith held positions at Vastar Resources, Burlington Resources and Ryder Scott.

Winston M. Talbert	39

Vice President and Treasurer since July 2001; Assistant Treasurer, Corporate Finance from October 1999 to July 2001; Assistant Treasurer of PennzEnergy Company from November 1998 to October 1999; Manager, International Finance of Pennzoil Company from December 1996 to November 1998.

Robert L. Thompson*	55

Vice President and Controller since January 2001; Senior Consultant with Cambridge Energy Research Associates from January 2000 to January 2001; Member of merger transition team of Kerr McGee Corp. from February 1999 to December 1999; Vice President, Planning and Controller of Oryx Energy Company ("Oryx") from September 1997 to February 1999; Comptroller and Corporate Planning Director of Oryx from January 1995 to September 1997.

Carl E. Volke	58	Vice President, Administration since March 1999; Vice President, Administration of Seagull from November 1996 to March 1999; Director, Administration of Seagull from November 1986 to November 1996.

Janice Aston White	49

Vice President, Corporate Communications since December 2000; Director, Corporate Communications of Ocean from November 1999 to November 2000; Owner and President of Acclaim Communications from January 1997 to November 1999; Director of Corporate Communications of Tenneco Energy from February 1990 to December 1996.

Frank D. Willoughby	36	Vice President, Financial Planning since March 1999; Prior to the Seagull Merger, Mr. Willoughby held various financial positions with Old Ocean, including Treasurer and Controller.

*	Denotes persons deemed “officers” for purposes of Section 16 of the Securities Exchange Act of 1934. Other persons listed are not deemed “officers” for that purpose.

Defined Terms

     Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and natural gas liquids (“NGL”) are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid. Bcfe represents one billion cubic feet of gas equivalent. “Net” acres, production or wells refers to the total acres, production or wells in which the

Ocean Energy, Inc.

Company has a working interest, multiplied by the percentage working interest owned by the Company.

Item 2. Properties

     Incorporated herein by reference to Item 1 of this Annual Report on Form 10–K.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None during the fourth quarter of 2001.

Part II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

A.

The Company’s Common Stock (the “Common Stock”) is traded on the New York Stock Exchange under the ticker symbol “OEI.” The high and low sales prices on the New York Stock Exchange Composite Tape for each quarterly period during the last two fiscal years for the registrant were as follows:

	2001		2000

	High	Low	High	Low

First Quarter	$21.60	$15.31	$14.38	$7.06
Second Quarter	20.50	15.40	16.50	11.75
Third Quarter	20.73	14.52	18.13	10.50
Fourth Quarter	19.81	15.60	18.13	12.59

B.	As of March 22, 2002, there were approximately 2,898 holders of record of Common Stock.

C.

Beginning in January 2001, the Company has paid quarterly dividends of $0.04 per share on its outstanding common stock. The amount of future dividends will be determined on a quarterly basis, and will depend on earnings, financial condition, capital requirements and other factors. The Company did not declare any cash dividends on its Common Stock during the first three quarters of 2000 or in 1999 or 1998. The Company’s revolving credit agreement and outstanding indentures restrict the Company’s declaration or payment of dividends on and repurchases of Common Stock. Under the most restrictive of these tests, as of December 31, 2001, approximately $371 million was

Ocean Energy, Inc.

available for payment of dividends or repurchase of Common Stock. In addition, the terms of the Company’s Series B Convertible Preferred Stock and certain debt securities limit the Company’s ability to pay cash dividends.

Item 6. Selected Financial Data

Selected Financial Data (1)
(Amounts in Thousands Except Per Share Data)

	Year Ended December 31,

	2001	2000	1999	1998	1997

Revenues	$1,255,466	$1,073,554	$757,565	$535,871	$562,423
Net income (loss) from continuing
operations (2)	277,755	213,203	(21,552)	(406,879)	62,220
Earnings (loss) from continuing
operations per share (2):
Basic	1.61	1.26	(0.16)	(4.04)	0.67
Diluted	1.55	1.22	(0.16)	(4.04)	0.64
Cash dividends declared on
common stock (per share)	0.16	0.04	--	--	--
Net cash provided by operating
activities before changes in
operating assets and
liabilities	824,285	694,310	336,148	219,075	332,115
Net cash provided by operating
activities	860,802	585,706	333,751	229,924	364,202
Total assets	3,469,178	2,890,400	2,783,143	2,006,960	1,642,995
Long-term debt	1,282,981	1,032,564	1,333,410	1,371,890	672,298
Stockholders' equity	1,472,436	1,152,688	947,695	376,943	725,337
Capital expenditures	876,946	577,518	369,026	961,979	845,376
Acquisitions, net of cash acquired	305,227	5,598	991,409	--	--
Standardized measure of
discounted future net cash
flows	2,768,888	5,846,993	2,415,418	903,823	1,220,407
(1)	Includes the effect of the Seagull merger since March 30, 1999.

(2)

Includes after–tax impairments of $13 million, $43 million and $335 million in 2000, 1999 and 1998, respectively, and after–tax merger and integration costs of $2 million, $31 million and $33 million in 2000, 1999 and 1998, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     Incorporated herein by reference to the Market Risk Disclosures included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto.

Ocean Energy, Inc.

Item 8.  Financial Statements and Supplementary Data

     Incorporated herein by reference to the Consolidated Financial Statements included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated herein by reference to “Election of Directors” included in the Proxy Statement for the Company’s Annual Meeting of Stockholders to be held on May 14, 2002 (the “Proxy Statement”). See also “Executive Officers of the Company” included in Part I of this Annual Report on Form 10–K, which is incorporated by reference herein.

Item 11.  Executive Compensation

     Incorporated herein by reference to “Executive Compensation — Summary Compensation Table,” “—Compensation Arrangements,”   “—Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year–End Option/SAR Values,” “ — Option/SAR Grants in Last Fiscal Year,” and “ — Executive Supplemental Retirement Plan” and “Election of Directors — Compensation of Directors” included in the Proxy Statement. Notwithstanding any provision in this Annual Report on Form 10–K to the contrary, under no circumstances are the “Report of the Organization and Compensation Committee on Executive Compensation” or the information under the heading “Stockholder Return Performance Presentation” incorporated herein for any purpose.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to “Principal Stockholders” and “Election of Directors — Security Ownership of Directors and Management” included in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     Incorporated herein by reference to “Election of Directors — Certain Transactions” included in the Proxy Statement.

Ocean Energy, Inc.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8–K

(a)  1. Financial Statements:

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report thereon are included in the Company’s 2001 Annual Report to Stockholders and as part of Exhibit 13 attached hereto, and are incorporated herein by reference.

     2. Schedules:

     All schedules have been omitted because the required information is insignificant or not applicable.

     3. Exhibits:

2.1

Agreement and Plan of Merger, dated March 30, 2001, by and between Ocean Energy Inc., a Texas corporation, and Ocean Energy Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2001.

3.1

Certificate of Incorporation of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on May 14, 2001.

3.2	Bylaws of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

3.3

Certificate of Designations relating to Series B Convertible Preferred Stock of Ocean Energy, Inc., a Delaware corporation, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

*4.1

Amended and Restated Rights Agreement dated March 17, 1989, as amended effective June 13, 1992, and amended and restated as of December 12, 1997, between the Company and BankBoston, N.A. (as successor to NCNB Texas National Bank), including Form of Statement of Resolution Establishing the Series B Junior Participating Preferred Stock, the Form of Right Certificate and Form of Summary of Rights to Purchase Preferred Shares (the Agreement is incorporated by reference to Exhibit 2 to Current Report on Form 8–K dated December 15, 1997; Amendment No. 1 dated November 24, 1998 is incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on December 1, 1998). Amendment No. 2, dated as of March 10, 1999, is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on March 12, 1999; Amendment No. 3, dated as of May 19, 1999, is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8–K filed with the Securities and Exchange Commission on May 21, 1999). Amendment No. 4, dated as of May 19, 2000, is incorporated by reference to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on May 22, 2000; Amendment No. 5, dated as of May 9, 2001, incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001; Amendment No. 6, dated as of December 12, 2001 (filed herewith).

Ocean Energy, Inc.

4.2

Revolving Credit Agreement, dated as of March 30, 1999, among the Company, Chase Bank of Texas, National Association ("Chase Texas") (Individually and as Administrative Agent), The Chase Manhattan Bank ("Chase Manhattan") (as Auction Administrative Agent), Bank of America National Trust and Savings Association ("Bank of America") (Individually and as Syndication Agent), Bank One Texas, N. A. ("Bank One") (Individually and as Documentation Agent), Societe Generale, Southwest Agency ("Societe Generale") (Individually and as Managing Agent), the Bank of Montreal (Individually and as Managing Agent), and the other Banks signatory thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended March 31, 1999); First Amendment, dated as of February 29, 2000, incorporated by reference to the Company's Form 10-Q for the period ending March 31, 2000.

4.3

Ratification by Ocean Energy, Inc., a Delaware corporation, of that certain Revolving Credit Agreement, dated March 31, 1999, by and among Ocean Energy, Inc., a Texas corporation, and the other parties thereto, incorporated by reference to Exhibit 99.10 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.4

Senior Indenture dated as of July 15, 1993, relating to the 7 7/8% Notes due 2003, by and between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10–Q for the quarter ended March 31, 1998); First Supplemental Indenture, dated as of March 30, 1999, is incorporated by reference to Exhibit 4.11 to the Company’s Form 10–Q for the period ended March 31, 1999); Second Supplemental Indenture, dated as of May 9, 2001, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.5

Senior Indenture among the Company and The Bank of New York, as Trustee, and Specimen of 7½% Senior Notes (incorporated by reference to Exhibit 4.4 to Annual Report on Form 10–K for the year ended December 31, 1997; the First Supplemental Indenture, dated as of March 30, 1999, is incorporated by reference to Exhibit 4.10 to the Company’s Form 10–Q for the period ended March 31, 1999); Second Supplemental Indenture, dated as of May 9, 2001, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.6

Indenture, dated as of July 8, 1998, among Ocean Energy, Inc., its Subsidiary Guarantors, and U.S. Bank Trust National Association, relating to the 8 3/8% Series A Senior Subordinated Notes due 2008 and the 8 3/8% Series B Senior Subordinated Notes due 2008 (the Indenture is incorporated by reference to Exhibit 10.22 to the Form 10–Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0–25058); the First Supplemental Indenture, dated March 30, 1999, is incorporated by reference to Exhibit 4.3 to the Company’s Form 10–Q for the period ended March 31, 1999); Second Supplemental Indenture, dated as of May 9, 2001 incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.7

Indenture, dated as of July 8, 1998, among Ocean Energy, Inc., its Subsidiary Guarantors, and Norwest Bank Minnesota, National Association (Norwest Bank) as Trustee, relating to the 7 5/8% Senior Notes due 2005 (the Indenture is incorporated by reference to Exhibit 10.23 to the Form 10–Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0–25058); the First Supplemental Indenture, dated March 30, 1999, is incorporated by reference to Exhibit 4.4 to the Company’s Form 10–Q for the period ended March 31, 1999); Second Supplemental Indenture, dated as of May 9, 2001, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.8	Indenture, dated as of July 8, 1998, among Ocean Energy, Inc., its Subsidiary Guarantors, and Norwest Bank as Trustee, relating to the 8¼% Senior Notes due 2018 (the Indenture is

Ocean Energy, Inc.

incorporated by reference to Exhibit 10.24 to the Form 10–Q for the period ended June 30, 1998 of Ocean Energy, Inc. (Registration No. 0–25058); the First Supplemental Indenture, dated March 30, 1999, is incorporated by reference to Exhibit 4.5 to the Company’s Form 10–Q for the period ended March 31, 1999); Second Supplemental Indenture, dated as of May 9, 2001, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.9

Indenture, dated as of July 2, 1997, among Ocean Energy, Inc., the Subsidiary Guarantors Named Therein and State Street Bank and Trust Company, as Trustee, relating to the 8 7/8% Senior Subordinated Notes due 2007 (the Indenture is incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S–4 (No. 333–32715) of Ocean Energy, Inc.; the First Supplemental Indenture, dated as of March 27, 1998, is incorporated by reference to Exhibit 10.11 to the Form 8–K of Ocean Energy, Inc. (Registration No. 0–25058) filed with the SEC on March 31, 1998; the Second Supplemental Indenture, dated as of March 30, 1999 is incorporated by reference to Exhibit 4.6 to the Company’s Form 10–Q for the period ended March 31, 1999); Third Supplemental Indenture, dated as of May 9, 2001 incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

4.10

Senior Indenture dated as of September 28, 2001 between Ocean Energy, Inc. (a Louisiana corporation) and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on September 28, 2001). Officer’s Certificate establishing the terms of the 7¼% Senior Notes due October 1, 2011, including the form of global note relating thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8–K filed with the Securities and Exchange Commission on September 28, 2001).

#10.1	1999 Long–Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10–Q for the period ended June 30, 1999).

#10.2

Seagull Energy Corporation 1981 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10–Q for the quarter ended March 31, 1998).

#10.3

Seagull Energy Corporation 1983 Stock Option Plan (Restated), including forms of agreements, as amended (plan is incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10–Q for the quarter ended March 31, 1998).

#10.4

Seagull Energy Corporation 1986 Stock Option Plan (Restated), including forms of agreements, as amended (incorporated by reference to Exhibit 10.5 to Quarterly Report on Form 10–Q for the quarter ended March 31, 1998).

*#10.5

Seagull Energy Corporation 1990 Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended March 31, 2001; Form of Amendment to Stock Option Agreement(s) filed herewith).

*#10.6

Global Natural Resources Inc. 1989 Key Employees Stock Option Plan (the Plan is incorporated by reference to Exhibit 4.1 to Registration Statement No. 33–31537 of Global Natural Resources Inc.; the Form of Stock Option Agreement is incorporated by reference to Exhibit 4.2 to Registration Statement No. 33–31537 of Global Natural Resources Inc.; Form of Amendment to Stock Option Agreement(s) filed herewith).

*#10.7

Global Natural Resources Inc. 1992 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10–K for the year ended December 31, 2000); Form of Amendment to Stock Option Agreement(s) filed herewith).

Ocean Energy, Inc.

#10.8

Seagull Energy Corporation 1993 Nonemployee Directors’ Stock Option Plan, including forms of agreements, as amended (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1997).

#10.9	Seagull Energy Corporation 1993 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1997).

*#10.10	1995 Omnibus Stock (incorporated by reference to exhibit 10.10 to Annual Report on Form 10–K for the year ended December 31, 2000); Form of Amendment to Stock Option Agreement(s) filed herewith).

#10.11	1998 Omnibus Stock Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended June 30, 1998).

#10.12

UMC 1987 Nonqualified Stock Option Plan, as amended, (the Plan is incorporated herein by reference to Exhibit 10.3 to UMC’s Form S–1 (No. 33–63532) filed with the SEC on May 28, 1993; the Third Amendment, dated November 16, 1993, and the Fourth Amendment, dated April 6, 1994, are incorporated by reference to Exhibit 10.12 to Annual Report on Form 10–K for the year ended December 31, 2000; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.7 to UMC’s Form S–3 (No. 333–42467); the Sixth Amendment, dated March 27, 1998, and the Seventh Amendment, dated February 1, 1999, are incorporated by reference to Exhibit 10.3 to Form 10–Q for the period ended March 31, 1999).

#10.13

UMC 1994 Employee Nonqualified Stock Option Plan, as amended (the Plan is incorporated by reference to Exhibit 4.14 to UMC’s Form S–8 (No. 33–79160) filed with the SEC on May 19, 1994; the First Amendment, dated November 16, 1994, is incorporated by reference to Exhibit 4.11.1 to UMC’s Form S–8 (No. 33–86480) filed with the SEC on November 18, 1994; the Second Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.3.2 to UMC’s Form S–8 (No. 333–05401) filed with the SEC on June 6, 1996; the Third Amendment, dated November 13, 1996, is incorporated by reference to Exhibit 4.3.3 to UMC’s Form S–8 (No. 333–28017) filed with the SEC on May 29, 1997; the Fourth Amendment, dated May 29, 1997, is incorporated herein by reference to Exhibit 4.3.4 to UMC’s Form S–8 (No. 333–28017) filed with the SEC on May 29, 1997; the Fifth Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.8 to UMC’s Form S–3 (No. 333–42467) filed with the SEC on December 17, 1997; the Sixth Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 10.4 to Form 10–Q for the period ended March 31, 1999).

#10.14

UMC 1994 Outside Directors’Nonqualified Stock Option Plan, as amended (the Plan is incorporated herein by reference to Exhibit 4.15 to UMC–s Form S–8 (No. 33–79160) filed with the SEC on May 19, 1994; the First Amendment, dated May 22, 1996, is incorporated by reference to Exhibit 4.4.1 to UMC’s Form S–8 (No. 333–05401) filed with the SEC on June 6, 1996; the Second Amendment, dated November 13, 1996, is incorporated herein by reference to Exhibit 4.4 to UMC’s Form S-8 (No. 333–28017) filed with the SEC on May 29, 1997; the Third Amendment, dated November 19, 1997, is incorporated by reference to Exhibit 4.9 to UMC’s Form S–3 (No. 333–42467); Fourth Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 10.6 to Form 10–Q for the period ended March 31, 1999).

#10.15

1994 Long–Term Incentive Plan (the Plan, as amended, is incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form S–1 (No. 33–84308) of Ocean Energy, Inc.(Registration No. 0–25058); the Second Amendment, dated March 27, 1998 is incorporated by reference to Exhibit 4.2 to Form 10–Q for the period ended March 31, 1999).

#10.16	1996 Long–Term Incentive Plan, as amended (the Plan, as amended, is incorporated by reference

Ocean Energy, Inc.

to Exhibit 99.1 to the Form S–8 (No. 333–45117) of Ocean Energy, Inc. (Registration No. 0–25058) filed with the SEC on January 29, 1998; the Second Amendment, dated March 27, 1998, is incorporated by reference to Exhibit 4.2 to Form 10–Q for the period ended March 31, 1999).

#10.17	1998 Long–Term Incentive Plan (incorporated by reference to Appendix E to Ocean Energy, Inc.’s Joint Proxy Statement Prospectus on Form S–4 (333–43933) filed with the SEC on January 9, 1998).

*#10.18

Long–Term Incentive Plan for Non–Executive Employees, as amended (the Plan, as amended, is incorporated by reference to Exhibit 99.1 to the Form S–8 (No. 333–45119) of Ocean Energy, Inc. (Registration No. 0–25058); Amendment No. 2, incorporated by reference to Exhibit 99.2 to the Form S–8 (No. 333–49185) of Ocean Energy, Inc.; Amendment No. 3, dated as of May 20, 1998, is incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10–K for the year ended December 31, 1998, of Ocean Energy, Inc. (Registration No. 0–25058); Amendment No. 4 is incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10–K for the year ended December 31, 1999; Amendment No. 5 is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2001; Amendment No. 6, dated as of December 12, 2001 (filed herewith).

#10.19	Ocean Energy, Inc. 2001 Long–Term Incentive Plan, incorporated by reference to Exhibit 99.9 to the Company’s Current Report on Form 8–K filed with the SEC on May 14, 2001.

#10.20	Outside Directors Deferred Fee Plan as Amended and Restated Effective July 1, 2001 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2001).

#10.21	Ocean Energy Inc. Directors Compensation Plan adopted July 19, 2001 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10–Q for the quarter ended September 30, 2001).

#10.22

Ocean Energy Inc. Executive Supplemental Retirement Plan (as Amended and Restated) as of July 1, 2001 (incorporated by reference to Quarterly Report on Form 10–Q for the quarter ended September 30, 2001).

#10.23

Ocean Energy Inc. Supplemental Benefit Plan, as Amended and Restated Effective July 1, 2001 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10–Q for the quarter ended June 30, 2001).

#10.24

Ocean Energy, Inc. Excess Benefit Plan dated September 29, 2000, incorporated by reference to the Company’s Form 10–Q for the quarter ended September 30, 2000; First Amendment thereto, dated December 14, 2000, (incorporated by reference to Exhibit 10.24 to Annual Report on Form 10–K for the year ended December 31, 2000).

#10.25	Form of Indemnification Agreements among the Company and certain executive officers and directors (incorporated by reference to Exhibit 10.19 to Form 10–Q for the period ended March 31, 1999).

#10.26

Employment Agreement by and between the Company and James T. Hackett, as amended (the Agreement is incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1998; Amendment to Employment Agreement dated November 24, 1998 is incorporated by reference to Exhibit 10.15 to Form 10–Q for the period ended March 31, 1999; Second Amendment to Employment Agreement, effective as of December 15, 1999, is incorporated by reference to Exhibit 99.2 to Current Report on Form 8–K filed with the Securities and Exchange Commission on January 7, 2000).

Ocean Energy, Inc.

#10.27

Employment and Consulting Agreement by and between the Company and Barry J. Galt, as amended (the Agreement is incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1998; Amendment to Employment and Consulting Agreement dated November 24, 1998 is incorporated by reference to Exhibit 10.16 to Form 10–Q for the period ended March 31, 1999; Second Amendment to Employment and Consulting Agreement is incorporated by reference to Exhibit 10.6 to Form 10–Q for the period ended June 30, 1999).

#10.28	Employment Agreement between the Company and Robert K. Reeves (incorporated by reference to Exhibit 10.41 to Form 10–Q for the period ended June 30, 1999).

#10.29	Employment Agreement between the Company and William L. Transier (incorporated by reference to Exhibit 10.5 to Form 10–Q for the period ended June 30, 1999).

#10.30	Employment Agreement between the Company and John D. Schiller Jr. dated July 20, 2000 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10–Q for the period ended September 30, 2000).

#10.31

Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett (incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1998); First Amendment to Executive Supplemental Retirement Plan Membership Agreement effective as of June 26, 2000, incorporated by reference to Exhibit 10.3 to the Company’s Form 10–Q for the period ended September 30, 2000; Second Amendment to Executive Supplemental Retirement Plan Membership Agreement effective as of January 1, 2001, (incorporated by reference to Exhibit 10.33 to Annual Report on Form 10–K for the year ended December 31, 2000).

#10.32

Executive Supplemental Retirement Plan Membership Agreement by and between the Company and Robert K. Reeves effective January 1, 2001 (incorporated by reference to Exhibit 10.35 to Annual Report on Form 10–K for the year ended December 31, 2000).

#10.33

Executive Supplemental Retirement Plan Membership Agreement by and between the Company and John D. Schiller effective January 1, 2001 (incorporated by reference to Exhibit 10.36 to Annual Report on Form 10–K for the year ended December 31, 2000).

*#10.34	Executive Supplemental Retirement Plan Membership Agreement between the Company and Barry J. Galt dated as of February 3, 1986, as amended (filed herewith).

#10.35

Executive Supplemental Retirement Plan Membership Agreement by and between the Company and William L. Transier effective January 1, 2001 (incorporated by reference to Exhibit 10.37 to Annual Report on Form 10–K for the year ended December 31, 2000).

#10.36

Severance Agreement between the Company and James T. Hackett, as amended (incorporated by reference to Exhibit 10.8 to Quarterly Report on Form 10–Q for the quarter ended September 30, 1998). Amendment to Severance Agreement, effective as of December 15, 1999, incorporated by reference to Exhibit 99.1 to Current Report on Form 8–K filed with the Securities and Exchange Commission on January 7, 2000.

#10.37	Severance Agreement between the Company and Robert L. Thompson dated January 16, 2001, (incorporated by reference to Exhibit 10.40 to Annual Report on Form 10–K for the year ended December 31, 2000).

#10.38	Severance Agreement between the Company and Stephen A. Thorington dated June 16, 2001 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10–Q for the quarter

Ocean Energy, Inc.

ended July 30, 2001).

10.39	Promissory Note between John D. Schiller, Jr. and Seagull (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10–K for the year ended December 31, 1998).

10.40	Promissory Note between William L. Transier and Seagull (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10–K for the year ended December 31, 1998).

#10.41	Ocean Energy, Inc. 2001 Change of Control Severance Plan dated September 27, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2001).

10.42	Ocean Energy, Inc. 2001 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.8 to the Company’s Form S–8 filed with the SEC on November 13, 2000.

*10.43	Natural Gas Purchase and Sale Agreement dated October 1, 2001 between the Company as Seller and Duke Energy Trading and Marketing, L.L.C., as Buyer, filed herewith.

*13.0	2001 Annual Report of the Company (selected portions), filed herewith.

*21.1	Subsidiaries of Ocean Energy, Inc.

*23.1	Consent of KPMG LLP.

*	Filed herewith.
#	Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8–K

     None during the fourth quarter of 2001.

Ocean Energy, Inc.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ocean Energy, Inc.

Date: March 26, 2002	By: /s/ James T. Hackett James T. Hackett, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ James T. Hackett James T. Hackett, Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer) Date: March 26, 2002	By: /s/ Peter J. Fluor Peter J. Fluor, Director Date: March 26, 2002

By: /s/ William L. Transier William L. Transier, Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: March 26, 2002	By: /s/ Barry J. Galt Barry J. Galt, Director Date: March 26, 2002

By: /s/ Robert L. Thompson Robert L. Thompson, Vice President and Controller (Principal Accounting Officer) Date: March 26, 2002	By: /s/ Wanda G. Henton Wanda G. Henton, Director Date: March 26, 2002

By: /s/ J. Evans Attwell J. Evans Attwell, Director Date: March 26, 2002	By: /s/ Robert L. Howard Robert L. Howard, Director Date: March 26, 2002
By: /s/ John B. Brock John B. Brock, Director Date: March 26, 2002	By: /s/ Elvis L. Mason Elvis L. Mason, Director Date: March 26, 2002
By: /s/ Milton Carroll Milton Carroll, Director Date: March 26, 2002	By: /s/ Charles F. Mitchell, M.D. Charles F. Mitchell, M.D. Director Date: March 26, 2002
By: /s/ Thomas D. Clark, Jr. Thomas D. Clark, Jr., Director Date: March 26, 2002	By: /s/ David K. Newbigging David K. Newbigging Director Date: March 26, 2002
By: /s/ Dee S. Osborne Dee S. Osborne, Director Date: March 26, 2002