Form 10-Q
period 2002-03-31
OCEAN ENERGY INC /TX/
filed 2002-05-03
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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

As of May 2, 2002, 175,206,439 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months
Ended March 31, 2002 and 2001	1

Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	2

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001	3

Consolidated Statements of Comprehensive Income for the Three
Months Ended March 31, 2002 and 2001	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risks	17

Part II. Other Information	17

Signatures	18

(i)

Item 1. Unaudited Consolidated Financial Statements

Ocean Energy, Inc.
Consolidated Statements of Operations
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues	$220,329	$403,255

Costs of Operations:
Operating expenses	75,644	74,564
Depreciation, depletion and amortization	83,204	82,455
General and administrative	9,393	6,141

	168,241	163,160

Operating Profit	52,088	240,095

Other (Income) Expense:
Interest expense	14,368	16,944
Interest income and other	507	(1,182)

Income Before Income Taxes	37,213	224,333
Income Tax Expense	16,746	100,949

Net Income	20,467	123,384
Preferred Stock Dividends	813	813

Net Income Available to Common Stockholders	$19,654	$122,571

Earnings Per Common Share:
Basic	$0.11	$0.73

Diluted	$0.11	$0.70

Cash Dividends Declared Per Common Share	$0.04	$0.04

Weighted Average Number of Common Shares Outstanding:
Basic	172,103	168,279

Diluted	180,333	177,011

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
(Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$30,722	$20,006
Accounts receivable, net	160,277	135,204
Other current assets	73,906	99,518

Total Current Assets	264,905	254,728

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Proved oil and gas properties	5,185,081	5,063,614
Oil and gas properties excluded from amortization	798,085	774,888
Other	180,040	172,701

	6,163,206	6,011,203
Accumulated Depreciation, Depletion and Amortization	(2,945,577)	(2,861,917)

	3,217,629	3,149,286
Other Assets	62,801	65,164

Total Assets	$3,545,335	$3,469,178

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts and notes payable	$304,551	$291,174
Accrued liabilities	61,972	84,120

Total Current Liabilities	366,523	375,294

Long–Term Debt	1,361,170	1,282,981
Deferred Revenue	108,857	116,294
Deferred Income Taxes	130,434	133,685
Other Noncurrent Liabilities	105,864	88,488

Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares; issued
50,000 shares	50	50
Common stock, $0.10 par value; authorized 520,000,000 shares;
issued 176,897,934 and 174,936,240 shares, respectively	17,690	17,494
Additional paid–in capital	1,607,341	1,579,899
Accumulated deficit	(88,181)	(100,832)
Less – treasury stock, at cost; 2,561,978 and 2,641,640 shares,
respectively	(34,909)	(35,654)
Deferred compensation and other	(21,603)	(12,540)
Accumulated other comprehensive income (loss)	(7,901)	24,019

Total Stockholders’ Equity	1,472,487	1,472,436

Total Liabilities and Stockholders’ Equity	$3,545,335	$3,469,178

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Operating Activities:
Net income	$20,467	$123,384
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	83,204	82,455
Deferred income taxes	12,560	75,707
Other	6,714	10,184
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(25,073)	12,599
Increase in other current assets	(6,438)	(2,824)
Decrease in accounts payable	(45,044)	(35,336)
Amortization of deferred revenue	(7,437)	(7,437)
Decrease in accrued expenses and other	(5,310)	(9,835)

Net Cash Provided by Operating Activities	33,643	248,897

Investing Activities:
Oil and gas capital expenditures	(145,892)	(182,688)
Acquisition costs, net of cash acquired	-	(120,362)
Other	(5,112)	(3,679)

Net Cash Used in Investing Activities	(151,004)	(306,729)

Financing Activities:
Proceeds from debt	393,500	526,400
Principal payments on debt	(269,152)	(466,026)
Proceeds from issuance of common stock	10,768	18,825
Dividends paid	(6,922)	(6,702)
Other	(117)	(153)

Net Cash Provided by Financing Activities	128,077	72,344

Increase in Cash and Cash Equivalents	10,716	14,512

Cash and Cash Equivalents at Beginning of Period	20,006	23,039

Cash and Cash Equivalents at End of Period	$30,722	$37,551

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2002	2001

Net income	$20,467	$123,384

Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change for derivative financial
instruments	--	(14,262)
Net change in fair value of derivative financial instruments	(38,150)	(3,895)
Financial derivative settlements taken to income	5,866	7,617
Other	364	(124)

	(31,920)	(10,664)

Comprehensive income (loss)	$(11,453)	$112,720

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

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10–K for the year ended December 31, 2001.

     Property, Plant and Equipment – The Company capitalizes interest expense and certain employeerelated costs that are directly attributable to oil and gas operations. For the three months ended March 31, 2002 and 2001, the Company capitalized interest expense in the amount of $13 million and $10 million, respectively, and certain employee–related costs in the amount of $17 million and $14 million, respectively.

     Revenue Recognition – The Company records revenues from the sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company may have an interest with other producers in certain properties. In this case, the Company uses the entitlements method to account for sales of production. Under the entitlements method, the Company may receive more or less than its entitled share of production. If the Company receives more than its entitled share of production, the imbalance is treated as a liability. If the Company receives less than its entitled share, the imbalance is recorded as an asset.

     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share (stated in thousands except per share data):

	Net Income Available	Weighted Average	Earnings
	to Common Stockholders	Common Shares Outstanding	Per Share Amount

Quarter Ended March 31, 2002:
Basic	$19,654	172,103	$0.11
Effect of dilutive securities:
Stock options	--	4,742
Convertible preferred stock	813	3,488

Diluted	$20,467	180,333	$0.11

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Net Income Available	Weighted Average	Earnings
	to Common Stockholders	Common Shares Outstanding	Per Share Amount

Quarter Ended March 31, 2001:
Basic	$122,571	168,279	$0.73
Effect of dilutive securities:
Stock options	--	5,282
Convertible preferred stock	813	3,450

Diluted	$123,384	177,011	$0.70

     Options to purchase 7.2 million shares of common stock at $17.91 to $36.54 per share and options to purchase 4.8 million shares of common stock at $17.94 to $36.54 per share were outstanding during the first quarter of 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2012.

     Treasury Stock – The Company follows the average cost method of accounting for treasury stock transactions.

     Derivative Instruments and Hedging Activities – From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments to hedge cash flow from operations or to hedge the fair value of financial instruments. The Company accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company adopted SFAS No. 133 as of January 1, 2001, with deferred hedging losses of $14 million, net of taxes, included in accumulated other comprehensive income as the effect of the change in accounting principle.

     The Company uses derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options, and are entered into with major financial institutions or commodities trading institutions. Derivative financial instruments are intended to reduce the Company’s exposure to declines in the market prices of natural gas and crude oil that the Company produces and sells, and to manage cash flow in support of the Company’s annual capital expenditure budget.

     For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in revenues.

     The Company may utilize derivative financial instruments that have not been designated as hedges under SFAS No. 133 even though they protect the Company from changes in commodity

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

prices. These instruments are marked to market with the resulting changes in fair value recorded in oil and gas revenues.

     The Company may also utilize derivative financial instruments such as interest rate swap agreements. Interest rate swap contracts are reflected at fair value on the Company’s Consolidated Balance Sheets. If the transaction qualifies as a fair value hedge, the related portion of fixed–rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in its fair value attributable to the interest rate risk being hedged. The gains or losses on the derivative financial instrument and the hedged item, as well as the settlements on the derivative financial instrument, are recognized currently in interest expense. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed–rate debt being hedged is generally recorded based on variable interest rates.

     Adoption of SFAS No. 144 – As of January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets. Because the Company has elected the full cost method of accounting for oil and gas exploration and development activities, the impairment provisions of SFAS No. 144 do not apply to the Company’s oil and gas assets, which are subject to the ceiling limitations. For the Company’s non–oil and gas assets, the method of impairment assessment is largely unchanged from SFAS No. 121, Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no impact on the Company’s financial statements.

Note 2. Acquisition and Disposition of Assets

     Acquisition of Texoil, Inc. – During March 2001, the Company acquired Texoil, Inc. (“Texoil”) for a cash purchase price of approximately $115 million before assumed bank debt of $15 million. Texoil was an independent oil and gas company engaged in exploration, development and acquisition of oil and gas reserves in Texas and Louisiana. No goodwill was recorded in connection with the purchase of Texoil.

Note 3. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information (stated in thousands) are as follows:

	Three Months Ended March 31,

	2002	2001

Cash paid during the period for:
Interest	$37,260	$47,664
Income taxes	1,479	4,153

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Derivative Financial Instruments

     The Company has the following volumes under derivative contracts related to its oil and gas producing activities:

			Weighted
Production Period	Instrument Type	Daily Volumes	Average Price

Crude Oil:
April – December 2002	Collars	35 MBbl	$22.36 – 27.03
April – May 2002	Basis Swap (1)	20 MBbl	$1.29
January – December 2003	3–way Collar (2)	10 MBbl	$19.00 – 23.00 – 27.35

Natural Gas:
April – October 2002	Collar	155 BBtu	$3.00 – 4.00
April – December 2002	Collar	140 BBtu	$2.82 – 4.07
January – December 2003	3–way Collar (2)	100 BBtu	$2.50 – 3.50 – 4.88

Gas Swap of Related Trust:
April – December 2002	Swap	13.5 BBtu	$4.12
January – December 2003	Swap	11.1 BBtu	$3.60
January – December 2004	Swap	9.6 BBtu	$3.41
January – December 2005	Swap	8.3 BBtu	$3.28

(1) The basis swap contracts fix the sales price differential between WTI and Brent and provide that the Company receives/pays a net settlement of WTI less Brent less $1.29 per Bbl.

(2) These derivative contracts were entered into subsequent to March 31, 2002, and are not included in the evaluation of the change in fair value of derivative financial instruments for the three–month period ending March 31, 2002 in the following table. A “3–way collar” combines a sold call, a purchased put and a sold put. The purchased put and sold put establish a floating minimum price (“floating floor”) and the sold call establishes a maximum price (“ceiling price”) the Company will receive for the volumes under contract.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

     The change in fair value of derivative financial instruments included in oil and gas revenues comprises the following (amounts in thousands):

	Three Months Ended March 31,

	2002	2001

Financial derivative settlements transferred from other
comprehensive income	$9,499	$(12,756)
Net change in fair market value of put options	--	(11,363)
Ineffective portion of derivative financial instruments	(38)	657

Increase (decrease) in revenues from derivative financial
instruments qualifying as cash flow hedges	9,461	(23,462)
Decrease in revenues from other oil and gas
derivative financial instruments	(1,737)	--

Increase (decrease) in revenues from oil and
gas derivative financial instruments	$7,724	$(23,462)

     Approximately $7.9 million of net deferred losses included in accumulated other comprehensive income at March 31, 2002 will be reversed during the next 12 months as the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

     The Company has also entered into interest rate swap agreements relating to its 7 5/8% senior notes due July 2005 and its 7 7/8% senior notes due August 2003. Under the terms of the agreements, the counterparties pay the Company a weighted average fixed annual rate of 7.74% on total notional amounts of $225 million, and the Company pays the counterparties a variable annual rate equal to the six–month LIBOR rate on the respective settlement dates plus a weighted average rate of 2.73%. At March 31, 2002 the six–month LIBOR rate was 2.36%. The swap agreements remain in effect through the maturity dates of the respective notes. The swap agreements have been designated as fair value hedges pursuant to SFAS No. 133. Interest expense for the first quarter of 2002 was reduced by approximately $1 million as a result of the interest rate swaps.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding the Company’s financial position, results of operations and cash flows for the quarters ended March 31, 2002 and 2001.

     The Company’s accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10–K for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion. The Annual Report on Form 10–K for the year ended December 31, 2001 also includes a discussion of the Company’s critical accounting policies and contractual obligations.

Results of Operations

     During the first quarter of 2002 the Company continued to experience the effects of lower commodity prices. Although average realized prices, excluding the impact of financial derivatives, have increased approximately 8% for crude oil and 3.5% for natural gas from the fourth quarter 2001, they remain substantially lower than the average prices realized by the Company during the first three quarters of 2001.

Oil and Gas Operations
(Amounts in Thousands)

	Three Months Ended March 31,

	2002	2001

Revenues:
Oil and NGL	$128,305	$131,440
Natural gas	92,024	271,815

	220,329	403,255

Operating expenses	75,644	74,564
Depreciation, depletion and amortization	81,784	80,599

Operating profit	62,901	248,092
Corporate	(10,813)	(7,997)

Total operating profit	$52,088	$240,095

     Revenues – Oil revenues have remained relatively flat at $128 million for the first quarter of 2002 compared to $131 million for the first quarter of 2001. Crude oil revenues for the first quarter of 2002 were approximately $36 million lower due to lower average realized prices as compared to the first quarter of 2001. The average realized price for oil excluding the impact of financial derivatives decreased 22% to $18.32 per barrel for the first quarter of 2002 as compared to $23.51 for the first quarter of 2001.

     Oil revenues also included an increase of approximately $13 million due to an increase in oil production. Daily oil production increased 8% to 77 MBbl for the first quarter of 2002 as compared to 71 MBbl for the first quarter of 2001. Higher production volumes were attributable

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

to increased exploration and exploitation success from the Gulf of Mexico properties, the East Zeit concession in Egypt and the Zafiro field in Equatorial Guinea.

     Oil revenues for the first quarter of 2002 included a positive net quarter–over–quarter change of approximately $20 million relating to the Company’s use of derivative financial instruments to reduce its exposure to declines in commodity prices. The effect of derivative financial instruments on oil revenues was an increase of $1 million for the first quarter of 2002 as compared to a decrease of $20 million for the first quarter of 2001.

     Natural gas revenues for the first quarter of 2002 decreased 66% compared to the first quarter of 2001. This decrease was due primarily to lower average gas prices realized during the period. The average realized price for natural gas excluding the impact of financial derivatives was $2.40 per Mcf for the first quarter of 2002 as compared to $7.11 for the first quarter of 2001. This decrease resulted in a reduction in gas revenues of approximately $167 million.

     Natural gas revenues also included a reduction of approximately $24 million due to a reduction in gas production. Daily natural gas production for the first quarter of 2002 was 393 MMcf, a decrease of 9% as compared to daily production of 431 MMcf for the first quarter of 2001. The reduction was due primarily to the curtailment of drilling expenditures beginning the second quarter of 2001 in response to high drilling costs in North America and declining market prices of natural gas.

     Natural gas revenues included a positive net quarter–over–quarter change of approximately $11 million relating to the use of derivative financial instruments. The effect of derivative financial instruments on natural gas revenues was an increase of $7 million for the first quarter of 2002 as compared to a decrease of $4 million for the first quarter of 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Data

	Three Months Ended March 31,

	2002	2001

Net Daily Oil and NGL Production (Bbl):
Domestic	28,103	27,045
Equatorial Guinea	30,472	27,571
Egypt	10,833	8,308
Other International	7,979	8,527

Total	77,387	71,451

Average Oil and NGL Prices ($ per Bbl):
Domestic	$18.31	$26.73
Equatorial Guinea	$19.48	$21.85
Egypt	$19.46	$23.38
Other International	$12.35	$18.76
Weighted Average	$18.32	$23.51
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$18.42	$20.44

Net Daily Natural Gas Production (Mcf):
Domestic	365,592	403,183
International	27,826	27,711

Total	393,418	430,894

Average Natural Gas Prices ($ per Mcf):
Domestic	$2.38	$7.37
International	$2.62	$3.22
Weighted Average	$2.40	$7.11
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$2.60	$7.01

Wells Drilled:
Gross	37	99
Net	20	32
Success Rate	86%	90%

     All price information excludes the impact of financial derivatives, unless otherwise stated.

     Average daily production was 143 thousand barrels of oil equivalent (BOE) per day for the first quarters of 2002 and 2001. The Company expects its production to increase during 2002 as a result of new production from the deepwater Nansen and Boomvang fields in the Gulf of Mexico and continued exploitation in the Zafiro field in Equatorial Guinea, net of anticipated declines in areas where the Company has reduced its budgeted capital expenditures, such as in the U.S. Onshore and Gulf of Mexico shelf properties. Production from the Nansen field in the East Breaks complex of the Gulf of Mexico began in January 2002 and the Company expects that additional development wells and a subsea tieback of its initial Navajo discovery will continue to

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase production at Nansen. The Company expects production to begin from the neighboring Boomvang field in the third quarter of 2002.

     Operating Expenses – Operating expenses per BOE increased 2%, to $5.88 per BOE for the first quarter of 2002, from $5.78 per BOE for the first quarter of 2001, and total operating expenses were $76 million for the first quarter of 2002 as compared to $75 million for the first quarter of 2001. Total production and ad valorem taxes for the first quarter of 2002 have decreased approximately $8 million, or 47%, from the first quarter of 2001 due to lower sales prices. Lease operating expense for the first quarter of 2002 increased approximately $10 million, or 19%, as compared to the first quarter of 2001 due to increased workover expense.

     Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations remained flat at $82 million for the first quarter of 2002 as compared to $81 million for the first quarter of 2001. DD&A expense per BOE related to oil and gas operations also remained relatively flat at $6.36 per BOE for the first quarter of 2002 as compared to $6.25 per BOE for the first quarter of 2001.

Corporate

     Corporate expenditures comprise general and administrative expenses and DD&A expense for non–oil and gas assets.

     General and Administrative Expenses – General and administrative expenses increased $3 million, or 50%, to $9 million for the first quarter of 2002 from $6 million for the first quarter of 2001. The difference was due primarily to the increase in employee related costs, insurance and transportation expenses.

     DD&A – DD&A expense for non–oil and gas assets was approximately $1 million and $2 million for the first quarter of 2002 and 2001, respectively.

Other

     Interest Expense – Interest expense decreased $3 million, or 18%, to $14 million for the first quarter of 2002 compared to $17 million for first quarter of 2001. The decrease was due primarily to the effect of interest rate swaps and an increase in the amount of interest capitalized during the first quarter of 2002. Interest expense for the first quarter of 2002 was reduced by approximately $1 million as a result of interest rate swaps.

     Income Tax Expense – Income tax expense of $17 million was recognized for the first quarter of 2002 as compared to $101 million for the first quarter of 2001. The decrease in tax expense for the first quarter of 2002 was due primarily to the decrease in revenues and operating profit. The effective income tax rate was 45% for the first quarter of 2002 and 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Liquidity – The Company’s primary sources of liquidity are its cash on hand, cash flow from operations and available borrowing capacity under its credit facility. As of March 31, 2002, the Company’s credit facility consisted of a $500 million revolving facility due in 2004. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of March 31, 2002, borrowings outstanding totaled $130 million. Letters of Credit totaled $31 million, leaving $339 million of available credit. The Company’s long–term debt totaled $1.4 billion and its debt to capitalization ratio was 48% at March 31, 2002. The Company’s long–term debt and its debt to capitalization ratio were $1.3 billion and 47%, respectively, at December 31, 2001.

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended March 31,

	2002	2001

Oil and Gas Operations:
Leasehold acquisitions	$11,828	$21,515
Exploration costs	51,729	60,861
Development costs	82,335	100,312

	145,892	182,688
Corporate	6,192	3,611

Total Capital Expenditures	$152,084	$186,299

Acquisitions	$--	$186,885

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its expenditures through cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non–strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings.

     The Company’s capital expenditure budget for the year 2002 is approximately $650 million. The reduction from the prior year’s expenditures reflects the Company’s desire to manage expenditures in relation to expected cash flow from operations at a time when the Company is operating in an environment of economic recession and lower commodity prices. The Company expects to fund its expenditures from cash flows from operations based on anticipated commodity prices subject to change if market conditions shift or new opportunities are identified. The 2002 capital expenditure budget was developed using certain assumed price

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

levels for the sales of natural gas and crude oil. Changes in commodity prices could impact the Company’s cash flow from operations and funds available for reinvestment. For example, shortfalls in budgeted cash flows from operations could result in the reduction of the Company’s capital spending program, increases in borrowing under the credit facility or divestments of properties. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions.

     On March 12, 2002, the Company’s Board of Directors declared a quarterly common stock dividend of four cents per share payable on April 25, 2002, to stockholders of record at the close of business on April 11, 2002. The amount of future dividends on OEI common stock will be determined on a quarterly basis and will depend on earnings, financial condition, capital requirements and other factors.

Accounting Pronouncements

     In 2001 the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation and similar activities as part of its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations. It expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

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

Defined Terms

     Oil, condensate and natural gas liquids (“NGL”) are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and NGL are converted to gas at a ratio

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

of one barrel of liquids per six Mcf of gas. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid. BBtu represents one billion British Thermal Units.

Forward–Looking Statements May Prove Inaccurate

     This document contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based on management’s belief and assumptions based on currently available information. All statements other than statements of historical fact included in this document are forward–looking statements. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “project”and similar expressions serve to identify forward–looking statements. Although we believe that the expectations reflected in our forward–looking statements are reasonable, we can give no assurance that these expectations will prove correct. Our forward–looking statements are subject to risks, uncertainties and assumptions. Should one of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key factors that may have a direct bearing on our results of operations and financial condition are:

  competitive practices in the oil and gas industry;
  geological, mechanical and economic risk inherent in the drlling and operation of exploratory and development wells;
  risk of non–cash writedown of unproved property costs in countries where proved reserves have not yet been established;
  risk of non–cash writedown of proved property costs due to declines in prices, downward revisions in reserves or significant increases in finding and development costs;
  volatility of energy commodity prices, generally, and fluctuations in the commodity prices for crude oil and natural gas that have not been properly hedged;
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

Ocean Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company experiences market risk primarily in the area of commodity prices. To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various oil and gas derivative financial instruments for its oil and gas production. See Notes 1 and 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during the first quarter of 2002. To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average NYMEX oil and gas strip prices as of March 31, 2002 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in millions):

	Estimated	Estimated Increase in	Estimated Decrease in
	Change in Revenues	Revenues with 10%	Revenues with 10%
Instrument	at Current Prices	Decrease in Prices	Increase in Prices

Oil collars	$--	$1	$(13)
Gas collars	$--	$2	$(2)
Gas swap of related trust	$--	$5	$(5)

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None during the first quarter of 2002.

Item 6. Exhibits and Reports on Form 8–K

(a) Exhibits:
      None

(b) Reports on Form 8-K:
      None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Energy, Inc.

By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 3, 2002

By: /s/ Robert L. Thompson Robert L. Thompson Vice President and Controller (Principal Accounting Officer)

Date: May 3, 2002