Form 10-Q
period 2002-06-30
OCEAN ENERGY INC /TX/
filed 2002-07-30
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10–Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

OR

__                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-8094

Ocean Energy, Inc.
(Exact name of registrant as specified in its charter)

           Delaware                                     74–1764876
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

1001 Fannin Street, Suite 1600, Houston, Texas 77002-6794
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

As of July 25, 2002, 175,896,977 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months and Six Months
Ended June 30, 2002 and 2001	1

Consolidated Balance Sheets – June 30, 2002 and December 31, 2001	2

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001	3

Consolidated Statements of Comprehensive Income for the Three
Months and Six Months Ended June 30, 2002 and 2001	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Part II. Other Information	22

Signatures	24

Exhibit Index	25

(i)

Item 1. Unaudited Consolidated Financial Statements

Ocean Energy, Inc.
Consolidated Statements of Operations
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Revenues	$287,989	$355,841	$508,318	$759,096
Costs of Operations:
Operating expenses	84,943	78,557	160,586	153,120
Depreciation, depletion and amortization	90,577	93,547	173,780	176,002
General and administrative	9,160	8,363	18,554	14,506

	184,680	180,467	352,920	343,628

Operating Profit	103,309	175,374	155,398	415,468

Other Expense (Income):
Interest expense	14,736	17,182	29,104	34,127
Interest income and other	424	1,989	931	806

Income Before Income Taxes	88,149	156,203	125,363	380,535
Income Tax Expense	39,666	72,196	56,413	173,144

Income Before Extraordinary Loss	48,483	84,007	68,950	207,391
Extraordinary Loss, Net of Income Taxes	--	2,600	--	2,600

Net Income	48,483	81,407	68,950	204,791
Preferred Stock Dividends	812	812	1,625	1,625

Net Income Available to Common Stockholders	$47,671	$80,595	$67,325	$203,166

Basic Earnings Per Common Share:
Income Before Extraordinary Loss	$0.27	$0.49	$0.39	$1.22
Extraordinary Loss, Net of Income Taxes	--	(0.02)	--	(0.02)

Net Income to Common Stockholders	$0.27	$0.47	$0.39	$1.20

Diluted Earnings Per Common Share:
Income Before Extraordinary Loss	$0.27	$0.47	$0.38	$1.16
Extraordinary Loss, Net of Income Taxes	--	(0.01)	--	(0.01)

Net Income	$0.27	$0.46	$0.38	$1.15

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.08	$0.08

Weighted Average Number of Common
Shares Outstanding:
Basic	173,915	169,853	173,024	169,111

Diluted	182,456	178,012	181,294	177,528

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
(Amounts in Thousands Except Share Data)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets

Current Assets:
Cash and cash equivalents	$31,349	$20,006
Accounts receivable, net	171,984	135,204
Other current assets	68,498	99,518

Total Current Assets	271,831	254,728

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Proved oil and gas properties	5,358,391	5,063,614
Oil and gas properties excluded from amortization	776,915	774,888
Other	160,628	172,701

	6,295,934	6,011,203
Accumulated Depreciation, Depletion and Amortization	(3,014,417)	(2,861,917)

	3,281,517	3,149,286
Other Assets	74,546	65,164

Total Assets	$3,627,894	$3,469,178

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts and notes payable	$279,085	$291,174
Accrued liabilities	61,001	84,120

Total Current Liabilities	340,086	375,294

Long–Term Debt	1,389,516	1,282,981
Deferred Revenue	101,419	116,294
Deferred Income Taxes	160,540	133,685
Other Noncurrent Liabilities	102,258	88,488

Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized
10,000,000 shares; issued 50,000 shares	50	50
Common stock, $0.10 par value; authorized
520,000,000 shares; issued 178,372,459
and 174,936,240 shares, respectively	17,837	17,494
Additional paid–in capital	1,627,075	1,579,899
Accumulated deficit	(47,554)	(100,832)
Less – treasury stock, at cost;
2,553,625 and 2,641,640 shares, respectively	(34,834)	(35,654)
Deferred compensation and other	(19,540)	(12,540)
Accumulated other comprehensive income (loss)	(8,959)	24,019

Total Stockholders’ Equity	1,534,075	1,472,436

Total Liabilities and Stockholders’ Equity	$3,627,894	$3,469,178

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Operating Activities:
Net income	$68,950	$204,791
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	173,780	176,002
Deferred income taxes	42,410	129,859
Extraordinary loss, net of taxes	--	2,600
Other	15,760	14,152
Changes in operating assets and liabilities,
net of acquisitions:
Decrease (increase) in accounts receivable	(36,780)	35,129
Increase in other current assets	(2,289)	(37,329)
Decrease in accounts payable	(60,986)	(886)
Amortization of deferred revenue	(14,874)	(14,874)
Increase (decrease) in accrued expenses and other	(13,187)	13,337

Net Cash Provided by Operating Activities	172,784	522,781

Investing Activities:
Oil and gas capital expenditures	(298,005)	(390,172)
Acquisition costs, net of cash acquired	(3)	(234,450)
Other	(6,012)	(7,311)

Net Cash Used in Investing Activities	(304,020)	(631,933)

Financing Activities:
Proceeds from debt	601,217	1,129,900
Principal payments on debt	(467,835)	(991,334)
Proceeds from issuance of common stock	24,845	28,747
Dividends paid	(15,531)	(15,118)
Premiums paid on debt buy back	--	(3,167)
Purchase of treasury stock	--	(5,838)
Other	(117)	--

Net Cash Provided by Financing Activities	142,579	143,190

Increase in Cash and Cash Equivalents	11,343	34,038
Cash and Cash Equivalents at Beginning of Period	20,006	23,039

Cash and Cash Equivalents at End of Period	$31,349	$57,077

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net income	$48,483	$81,407	$68,950	$204,791
Other comprehensive income (loss),
net of tax:
Cumulative effect of accounting change
for derivative financial instruments	--	--	--	(14,262)
Net change in fair value of derivative
financial instruments	(1,321)	11,561	(39,471)	7,666
Financial derivative settlements
taken to income	270	3,496	6,136	11,113
Other	(7)	113	357	(11)

	(1,058)	15,170	(32,978)	4,506

Comprehensive income	$47,425	$96,577	$35,972	$209,297

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. (“Ocean”, “OEI” or “the Company”), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted, management believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

     Oil and Gas Properties – The Company uses the full cost method to account for its oil and gas exploration and production activities. Proved oil and gas properties include costs accumulated on a country–by–country basis. Oil and gas properties excluded from amortization include costs in areas where exploration activities are occurring where the existence of proved reserves has not yet been determined and major development project costs. At June 30, 2002 oil and gas properties excluded from amortization are located as follows: Domestic (U.S.) ($489 million), Equatorial Guinea ($75 million), Egypt ($25 million), Angola ($96 million), Pakistan ($46 million), Brazil ($34 million) and other international locations ($12 million).

     The Company capitalizes interest and certain employee–related costs that are directly attributable to capital expenditures for exploration and development activities. For the three months ended June 30, 2002 and 2001, the Company capitalized interest in the amount of $12 million and $10 million, respectively, and certain employee–related costs in the amount of $14 million and $15 million, respectively. For the six months ended June 30, 2002 and 2001, the Company capitalized interest in the amount of $25 million and $20 million, respectively, and certain employee–related costs in the amount of $31 million and $29 million, respectively.

     Revenue Recognition – The Company records revenues from the sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company may have an interest with other producers in certain properties. The Company uses the entitlements method to account for sales of production in these instances. The Company may receive more or less than its entitled share of production. Under the entitlements method, if the Company receives more than its entitled share of production, the imbalance is treated as a liability. If the Company receives less than its entitled share, the imbalance is recorded as an asset.

     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share (stated in thousands except per share data):

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

	Net Income Available	Weighted Average	Earnings
	to Common	Common Shares	Per Share
	Stockholders	Outstanding	Amount

Three Months Ended June 30, 2002:
Basic	$47,671	173,915	$0.27
Effect of dilutive securities:
Stock options	--	5,099
Convertible preferred stock	812	3,442

Diluted	$48,483	182,456	$0.27

Three Months Ended June 30, 2001:
Basic	$80,595	169,853	$0.47
Effect of dilutive securities:
Stock options	--	4,754
Convertible preferred stock	812	3,405

Diluted	$81,407	178,012	$0.46

Six Months Ended June 30, 2002:
Basic	$67,325	173,024	$0.39
Effect of dilutive securities:
Stock options	--	4,828
Convertible preferred stock	1,625	3,442

Diluted	$68,950	181,294	$0.38

Six Months Ended June 30, 2001:
Basic	$203,166	169,111	$1.20
Effect of dilutive securities:
Stock options	--	5,012
Convertible preferred stock	1,625	3,405

Diluted	$204,791	177,528	$1.15

     Options to purchase 2.8 million shares of common stock at $21.50 to $36.54 per share and 3.7 million shares of common stock at $19.31 to $36.54 per share were outstanding for the three months and six months ending June 30, 2002, respectively, and weighted average options to purchase 4.7 million shares of common stock at $18.37 to $36.54 per share were outstanding for both the three months and six months ending June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2012.

     The Company’s preferred stock is subject to automatic conversion to shares of OEI common stock if, and only if, for 20 consecutive trading days the closing price of OEI common stock equals or exceeds the automatic conversion price which was $22.14 at June 30, 2002.

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

     Derivative instruments designated as cash flow hedges are reflected at fair value on the Company’s Consolidated Balance Sheets. Changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is settled and is recognized in earnings. Hedge effectiveness is measured at least quarterly. Any ineffective portion of the derivative instrument’s change in fair value is recognized immediately in revenues.

     The Company may utilize derivative financial instruments that have not been designated as hedges under SFAS No. 133 even though they protect the Company from changes in commodity prices. These instruments are marked to market with the resulting changes in fair value recorded in oil and gas revenues.

     The Company may also utilize derivative financial instruments such as interest rate swap contracts. Interest rate swap contracts are reflected at fair value on the Company’s Consolidated Balance Sheets. If the transaction qualifies as a fair value hedge, the related portion of fixed–rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in its fair value attributable to the interest rate risk being hedged. The gains or losses on the derivative financial instrument and the hedged item, as well as the settlements on the derivative financial instrument, are recognized currently in interest expense. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed–rate debt being hedged is generally recorded based on variable interest rates.

     Accounting Pronouncements – In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003, using

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation and similar activities as part of its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations. It expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

     During second quarter 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003. With the adoption of SFAS No. 145, the classification of losses associated with extinguishments of debt that were previously recorded as extraordinary items will likely be reclassified.

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

     Acquisition of Texas and Louisiana Assets – During April 2001, the Company acquired certain oil and gas assets from Ensight Resources, L.L.C. for a purchase price of approximately $118 million. The properties are located primarily in East Texas and North Louisiana.

Note 3. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information (stated in thousands) are as follows:

	Six Months Ended June 30,

	2002	2001

Cash paid during the period for:
Interest	$53,538	$54,102
Income taxes	$30,593	$8,792

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 4. Financial Instruments

     The Company has the following volumes under derivative contracts related to its oil and gas producing activities:

			Weighted
Production Period	Instrument Type	Daily Volumes	Average Price

Crude Oil:
July – December 2002	Collar	35 MBbl	$22.36 – 27.03
January – December 2003	3–way Collar (1)	43 MBbl	$19.00 – 23.00 – 27.98

Natural Gas:
July – October 2002	Collar	155,000 MMBtu	$3.00 – 4.00
July – December 2002	Collar	140,000 MMBtu	$2.82 – 4.07
January – December 2003	3–way Collar (1)	150,000 MMBtu	$2.50 – 3.50 – 5.12

Gas Swap of Related Trust:
July – December 2002	Swap	13,500 MMBtu	$4.12
January – December 2003	Swap	11,100 MMBtu	$3.60
January – December 2004	Swap	9,600 MMBtu	$3.41
January – December 2005	Swap	8,300 MMBtu	$3.28

      (1) A “3–way collar” combines a sold call, a purchased put and a sold put. The purchased put and sold put establish a floating minimum price (“floating floor”) and the sold call establishes a maximum price (“ceiling price”) the Company will receive for the volumes under contract.

     The change in fair value of derivative financial instruments included in oil and gas revenues comprises the following (amounts in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Financial derivative settlements transferred
from other comprehensive income	$438	$(8,919)	$9,937	$(21,675)
Net change in fair market value of options	456	2,119	456	(9,244)
Ineffective portion of derivative
financial instruments	(203)	703	(241)	1,360

Increase (decrease) in revenues from derivative
financial instruments qualifying as cash
flow hedges	691	(6,097)	10,152	(29,559)
Decrease in revenues from other oil and gas
derivative financial instruments	63	--	(1,674)	--

Increase (decrease) in revenues from oil and
gas derivative financial instruments	$754	$(6,097)	$8,478	$(29,559)

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

      Approximately $4 million of net deferred losses included in accumulated other comprehensive income at June 30, 2002 will be reversed during the next 12 months as the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by December 2005.

     The Company has also entered into interest rate swap agreements relating to its 7 5/8% senior notes due July 2005 and its 7 7/8% senior notes due August 2003. Under the terms of the agreements, the counterparties pay the Company a weighted average fixed annual rate of 7.74% on total notional amounts of $225 million, and the Company pays the counterparties a variable annual rate equal to the six–month LIBOR rate on the respective settlement dates plus a weighted average rate of 2.73%. At June 30, 2002 the six–month LIBOR rate was 1.95%. The swap agreements remain in effect through the maturity dates of the respective notes. The swap agreements have been designated as fair value hedges pursuant to SFAS No. 133. Interest expense for the six–month period ended June 30, 2002 was reduced by approximately $3 million as a result of the interest rate swaps.

Note 5. Debt

     During second quarter 2002, the Company entered into a four–year $1 billion Revolving Credit Agreement (the “credit facility”) due May 2006. The credit facility replaced the Company’s previous $500 million facility which was scheduled to mature in March 2004. The Company’s obligations under the credit facility are unsecured. The credit facility was used to repay existing indebtedness under the previous facility, and additional borrowings will be used for working capital and general corporate purposes as needed. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of June 30, 2002, borrowings outstanding against the credit facility totaled $150 million, and letters of credit totaled $31 million, leaving $819 million of available credit.

     During second quarter 2001, the Company repurchased on the open market approximately $22 million of its 8 3/8% senior subordinated notes due July 2008 and $25 million of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company recorded an after–tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The extraordinary loss was net of a current tax benefit of approximately $1.4 million. The repurchase of these notes was funded with available cash balances and borrowings under the Company’s then existing credit facility.

Note 6. Lease Commitments

     The Company has been a party to a lease agreement in which the lessor agreed to construct and lease to the Company an undivided 20% interest in a spar that would be used in the development of the Boomvang field in the Gulf of Mexico. The Boomvang spar was completed and installed in June 2002. In accordance with the terms of the construction–period lease, the Company arranged for the sale of the lessor’s 20% interest in the spar to a third–party purchaser.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has entered into a 20–year operating lease with the purchaser with future cash payments under the operating lease totaling $2 million, $3 million, $4 million, $4 million and $4 million for the years 2003, 2004, 2005, 2006 and 2007, respectively, and $75 million total for all years thereafter. The operating lease contains various options whereby the Company may purchase the lessor’s interest in the spar.

Note 7. Subsequent Event

     On July 15, 2002, pursuant to call provisions, the Company repurchased all of the remaining outstanding balance, approximately $175 million, of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company will record an after–tax extraordinary loss of approximately $6.5 million during third quarter 2002. The extraordinary loss is net of a current tax benefit of approximately $3.5 million. The repurchase of these notes was funded with borrowings under the Company’s existing credit facility.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding the Company’s financial position, results of operations and cash flows for each of the periods indicated.

     The Company’s accompanying unaudited consolidated financial statements and notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10–K for the year ended December 31, 2001 contain detailed information that should be referred to in conjunction with the following discussion. The Company’s Annual Report on Form 10–K for the year ended December 31, 2001 also includes a discussion of the Company’s critical accounting policies and contractual obligations and other commercial commitments.

Results of Operations

     During second quarter 2002 the Company has benefited from rising commodity prices and a growing production base. Average realized prices, excluding the impact of financial derivatives, have increased approximately 21% for crude oil and 33% for natural gas from first quarter 2002. Average daily production for second quarter 2002 was 152,000 BOE per day, a 6% increase from first quarter 2002. The higher volumes were attributable to new deepwater production in the Gulf of Mexico and continued success of the Zafiro field exploitation initiatives in Equatorial Guinea.

     On a year–over–year basis, however, commodity prices have not returned to the levels experienced during the first six months of 2001. Lower commodity prices during the first half of 2002, particularly for natural gas, have significantly impacted the Company’s results of operations.

Oil and Gas Operations
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Oil and NGL	$166,717	$156,776	$295,022	$288,216
Natural gas	121,272	199,065	213,296	470,880

	287,989	355,841	508,318	759,096

Operating expenses	84,943	78,557	160,586	153,120
Depreciation, depletion and amortization	86,633	91,726	168,417	172,325

Operating profit	116,413	185,558	179,315	433,651
Corporate	(13,104)	(10,184)	(23,917)	(18,183)

Total operating profit	$103,309	$175,374	$155,398	$415,468

     Oil Revenues – Revenues from sales of crude oil increased $10 million, or 6%, to $167 million for second quarter 2002 compared to $157 million for second quarter 2001. The change in revenues included:

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  A reduction in revenues of approximately $13 million due to the decline in crude oil prices. The average realized price for oil, excluding the impact of financial derivatives, decreased 7% to $22.09 for second quarter 2002 compared to $23.76 for second quarter 2001.
  An increase in revenues of approximately $11 million due to increases in production. For second quarter 2002, average daily oil production was 83 MBbl, an increase of 6% from second quarter 2001. Higher production volumes were attributable to the development of deepwater Gulf of Mexico properties and continued exploitation of the Zafiro field in Equatorial Guinea.
  A positive net quarter–over–quarter change of approximately $12 million relating to the Company’s use of derivative financial instruments to reduce its exposure to declines in crude oil prices. The effect of derivative financial instruments on oil revenues was a decrease of less than $1 million for second quarter 2002 as compared to a decrease of $13 million for second quarter 2001.

     For the six months ended June 30, 2002, oil revenues increased $7 million, or 2%, to $295 million as compared to $288 million for the six months ended June 30, 2001. The change in revenues included:

  A reduction in revenues of approximately $49 million due to the decline in crude oil prices. The average realized price for oil, excluding the impact of financial derivatives, decreased 14% to $20.28 for the first six months of 2002 compared to $23.64 for the same period in 2001.
  An increase in revenues of approximately $24 million due to increases in production. Average daily oil production increased 7% to 80 MBbl for the first six months of 2002 as compared to 75 MBbl for the same period in 2001. Higher production volumes were attributable to the development of deepwater Gulf of Mexico properties and continued exploitation of the Zafiro field in Equatorial Guinea.
  A positive net year–over–year change of approximately $32 million relating to the Company’s use of derivative financial instruments to reduce its exposure to declines in crude oil prices. The effect of derivative financial instruments on oil revenues was an increase of less than $1 million for the first six months of 2002 as compared to a decrease of $32 million for the first six months of 2001.

     Gas Revenues – Revenues from sales of natural gas decreased $78 million, or 39%, to $121 million for second quarter 2002 as compared to $199 million for second quarter 2001. The change in revenues included:

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

  A reduction in revenues of approximately $50 million due to the decline in gas prices. The average realized price for natural gas, excluding the impact of financial derivatives, declined 29% to $3.20 per Mcf for second quarter 2002 as compared to $4.53 for second quarter 2001.
  A decrease in revenues of approximately $25 million due to decreases in production. Average daily production for second quarter 2002 totaled 412 MMcf, a decrease of 13% from second quarter 2001 volumes of 472 MMcf. The production decline was due primarily to the curtailment of drilling expenditures beginning the second quarter of 2001 in response to high drilling costs in North America and declining market prices of natural gas.
  A negative net quarter-over-quarter change of approximately $3 million relating to the Company’s use of derivative financial instruments to reduce its exposure to declines in natural gas prices. The effect of derivative financial instruments on natural gas revenues was an increase of $1 million for second quarter 2002 as compared to an increase of $4 million for second quarter 2001.

      Revenues from sales of natural gas decreased $258 million, or 55%, to $213 million for the six months ended June 30, 2002, from $471 million for the six months ended June 30, 2001. The change in revenues included:

  A reduction in revenues of approximately $214 million due to the decline in gas prices. The average realized price for natural gas, excluding the impact of financial derivatives, decreased 51% to $2.81 per Mcf for the first six months of 2002 as compared to $5.75 for the first six months of 2001.
  A decrease in revenues of approximately $51 million due to an 11% decrease in production. Average daily natural gas production for the first six months of 2002 was 403 MMcf as compared to 451 MMcf per day for the first six months of 2001. The production decline was due primarily to the curtailment of drilling expenditures beginning second quarter 2001 in response to high drilling costs in North America and declining market prices of natural gas.
  A positive net year–over–year change of approximately $7 million relating to the Company’s use of derivative financial instruments to reduce its exposure to declines in natural gas prices. The effect of derivative financial instruments on natural gas revenues was an increase of $8 million for the first six months of 2002 as compared to an increase of less than $1 million for the first six months of 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,

	2002		2001		2002		2001

Net Daily Oil and NGL Production (Bbl):
Domestic		32		28		30		28
Equatorial Guinea		33		32		32		30
Egypt		9		9		10		8
Other International		9		9		8		9

Total		83		78		80		75

Average Oil and NGL Prices ($ per Bbl)*:
Domestic	$22.50		$23.73		$20.57		$25.19
Equatorial Guinea	$22.57		$24.32		$21.09		$23.19
Egypt	$23.02		$25.28		$21.07		$24.34
Other International	$17.94		$20.56		$15.34		$19.71
Weighted Average	$22.09		$23.76		$20.28		$23.64
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$22.03		$21.99		$20.30		$21.26

Net Daily Natural Gas Production (Mcf):
Domestic	3	84	4	44	3	75	4	23
International		28		28		28		28

Total	4	12	4	72	4	03	4	51

Average Natural Gas Prices ($ per Mcf)*:
Domestic	$3.	22	$4.	63	$2.	82	$5.	93
International	$2.	94	$3.	02	$2.	78	$3.	12
Weighted Average	$3.	20	$4.	53	$2.	81	$5.	75
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$3.	23	$4.	64	$2.	93	$5.	76

Wells Drilled:
Gross	66		64		103		163
Net	42		32		62		64
Success Rate	74%		83%		79%		87%

* All price information excludes the impact of financial derivatives, unless otherwise stated.

     Average daily production was 152,000 BOE per day for second quarter 2002 and 147,000 BOE per day for the first six months of 2002. Production from the Boomvang field in the Gulf of Mexico began in June 2002. At the nearby Nansen facility, the Company completed two natural gas wells including a subsea tieback of its initial Navajo discovery. With additional development of the Nansen and Boomvang fields and continued exploitation in the Zafiro field in Equatorial Guinea, the Company anticipates increasing production volumes throughout the year, net of anticipated declines in areas where the Company has reduced its budgeted capital expenditures, such as in the U.S. Onshore and Gulf of Mexico shelf properties.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Operating Expenses – Total operating expenses increased $6 million, or 8%, to $85 million for second quarter 2002 as compared to $79 million for second quarter 2001. The increase was due to lease operating expenses associated with increasing deepwater production, including lease expense related to the Nansen spar, and increased workover expense, offset by a reduction in production taxes which have declined as a result of commodity price declines. Operating expenses per BOE increased 12% to $6.15 per BOE for second quarter 2002 compared to $5.50 per BOE for second quarter 2001 primarily due to the increase in lease operating and workover expenses and to a 3% quarter–over–quarter decline in production volumes. A portion of lease operating expenses is fixed and should decline on a per BOE basis as production increases.

     Total operating expenses increased $8 million, or 5%, to $161 million for the first six months of 2002 compared to $153 million for the comparable 2001 period. Operating expenses per BOE have increased 7% to $6.02 per BOE for the first six months of 2002 compared to $5.63 per BOE for the comparable 2001 period. These increases were also due to lease operating expenses associated with increasing deepwater production and increased workover expense offset by a reduction in production taxes.

     Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations decreased 5%, or $5 million, to $87 million for second quarter 2002 as compared to $92 million for second quarter 2001. DD&A expense decreased 2%, or $4 million, to $168 million for the first six months of 2002 as compared to $172 million for the same period in 2001. These decreases were primarily due to a decline in production.

     On a BOE basis, DD&A expense decreased 2% to $6.27 per BOE for second quarter 2002 as compared to $6.42 per BOE for second quarter 2001. This decrease was due primarily to mix of production. DD&A was $6.31 per BOE for the first six months of 2002 as compared to $6.34 per BOE for the comparable period in 2001.

Corporate

     Corporate expenditures comprise general and administrative expenses and DD&A expense for non–oil and gas assets.

     General and Administrative Expenses – General and administrative expenses increased $1 million, or 13%, to $9 million for second quarter 2002 compared to $8 million for second quarter 2001. General and administrative expenses increased $4 million, or 27%, to $19 million for the six months ended June 30, 2002 from $15 million for the same period in 2001. The increases were due primarily to increases in employee–related costs, insurance and transportation expenses.

     DD&A – DD&A expense for non–oil and gas assets was approximately $5 million and $4 million for the first six months of 2002 and 2001, respectively.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

     Interest Expense – Interest expense for second quarter 2002 decreased $2 million, or 12%, to $15 million from $17 million for second quarter 2001. This decrease is primarily the result of a $2 million reduction due to interest rate swaps and an increase in the amount of interest capitalized ($12 million for second quarter 2002 as compared to $10 million for second quarter 2001) offset by additional interest expense related to increased borrowing activity.

     Interest expense decreased $5 million, or 15%, to $29 million for the first six months of 2002 from $34 million in the comparable 2001 period. This decrease is primarily the result of a $3 million reduction due to interest rate swaps and an increase in the amount of interest capitalized ($25 million for the first six months of 2002 as compared to $20 million for the first six months of 2001) offset by additional interest expense related to increased borrowing activity.

     Income Tax Expense – Income tax expense of $56 million was recognized for the six months ended June 30, 2002 compared to income tax expense of $173 million for the six months ended June 30, 2001. The effective income tax rates were approximately 45% and 46% for the first six months of 2002 and 2001, respectively.

Liquidity and Capital Resources

     Liquidity – The Company’s primary sources of liquidity are its cash on hand, cash flow from operations and available borrowing capacity under its credit facility. During second quarter 2002 the Company entered into a four–year $1 billion Revolving Credit Agreement (the “credit facility”) due May 2006. The credit facility replaced the Company’s previous $500 million facility which was scheduled to mature in March 2004. The Company’s obligations under the credit facility are unsecured. The credit facility was used to repay existing indebtedness under the previous facility and additional borrowings will be used for working capital and general corporate purposes as needed. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of June 30, 2002, borrowings outstanding against the credit facility totaled $150 million, and letters of credit totaled $31 million, leaving $819 million of available credit. The Company’s long–term debt totaled $1.4 billion and its debt to total capitalization ratio was 48% at June 30, 2002.

     Debt Repurchases – The Company from time to time takes advantage of favorable market conditions and repurchases some of its higher interest rate debt. On July 15, 2002, pursuant to call provisions, the Company repurchased all of the remaining outstanding balance, approximately $175 million, of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company will record an after–tax extraordinary loss of approximately $6.5 million during third quarter 2002. The extraordinary loss is net of a current tax benefit of approximately $3.5 million. The repurchase of these notes was funded with borrowings under the Company’s credit facility.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     During second quarter 2001, the Company repurchased on the open market approximately $22 million of its 8 3/8% senior subordinated notes due July 2008 and $25 million of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company recorded an after–tax extraordinary loss of approximately $2.6 million, or ($0.01) per diluted share. The repurchase of these notes was funded with available cash balances and borrowings under the Company’s then existing credit facility.

     Operating Lease – The Company has been a party to a lease agreement in which the lessor agreed to construct and lease to the Company an undivided 20% interest in a spar that would be used in the development of the Boomvang field in the Gulf of Mexico. The Boomvang spar was completed and installed in June 2002. In accordance with the terms of the construction–period lease, the Company arranged for the sale of the lessor’s 20% interest in the spar to a third–party purchaser. The Company has entered into a 20–year operating lease with the purchaser with future cash payments under the operating lease totaling $2 million, $3 million, $4 million, $4 million and $4 million for the years 2003, 2004, 2005, 2006 and 2007, respectively, and $75 million total for all years thereafter. The operating lease contains various options whereby the Company may purchase the lessor’s interest in the spar.

     Prepaid Commodity Transactions – In 1999 and 2000, the Company entered into two standard prepaid commodity transactions, one for crude oil and one for natural gas. The prepaid crude oil sales contract provides that the Company deliver approximately 5.6 MBbl per day of crude oil for the period February 2000 through May 2003. In exchange for the crude oil to be provided, the Company received an advance payment of approximately $100 million. The prepaid natural gas sales contract is a market–sensitive contract which, as amended, provides that the Company deliver 53,500 MMBtu per day of natural gas for 2003 and 55,600 MMBtu per day for 2004. In exchange for the natural gas to be provided, the Company received an advance payment of approximately $75 million.

     The obligations associated with the future delivery of the crude oil and natural gas have been recorded as deferred revenue in the Company’s accompanying Consolidated Balance Sheet, and the remaining unamortized balance was approximately $101 million as of June 30, 2002. The prepaid proceeds were shown as a component of cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows in the years in which they were received. The contracts are being amortized into revenue as scheduled deliveries of natural gas and crude oil are made.

     These transactions are reflected in Note 11 to the Company’s Consolidated Financial Statements, as well as in Management’s Discussion and Analysis, included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Oil and Gas Operations:
Leasehold acquisitions	$21,105	$12,451	$32,933	$33,966
Exploration costs	36,623	74,715	88,352	135,576
Development costs	94,385	120,318	176,720	220,630

	152,113	207,484	298,005	390,172
Other	3,073	4,291	9,265	7,901

Total Capital Expenditures	$155,186	$211,775	$307,270	$398,073

Acquisitions	$3	$114,877	$3	$303,478

     Acquisitions for the first six months of 2001 totaled $303 million and included the purchase of all outstanding shares of stock of Texoil, Inc., an independent oil and gas company, for a cash purchase price of approximately $115 million plus assumed bank debt of $15 million. The Company also purchased oil and gas assets located primarily in East Texas and North Louisiana from Ensight Resources, L.L.C. for a purchase price of approximately $118 million. In addition, the Company recognized a deferred tax liability of approximately $50 million due to the excess of book over tax basis of the oil and gas properties acquired in the purchase of Texoil.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its crude oil and natural gas reserves. The Company has historically funded its expenditures through cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non–strategic crude oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings.

     The Company’s capital expenditure budget for the year 2002 was approximately $650 million. In July 2002 the Company’s Board of Directors approved a $100 million increase in the capital budget, increasing it to a total of $750 million for the year 2002. The Company expects to fund its expenditures from cash flows from operations based on anticipated commodity prices subject to change if market conditions shift or new opportunities are identified. The revised 2002 capital expenditure budget was developed using certain assumed price levels for the sales of crude oil and natural gas. Changes in commodity prices could impact the Company’s cash flow from operations and funds available for reinvestment. For example, shortfalls in estimated cash flows from operations could result in the reduction of the Company’s capital spending program, increases in borrowing under the credit facility or divestments of properties. The Company will continue to evaluate its level of capital spending for the remainder of the year based upon drilling results, commodity prices and cash flows from operations.

     Dividends – On June 25, 2002, the Company’s Board of Directors announced a quarterly common stock dividend of four cents per share payable on July 25, 2002. The amount of future dividends on OEI common stock will be determined on a quarterly basis by the Company’s

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Accounting Pronouncements

     In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation and similar activities as part of its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations. It expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

     During second quarter 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003. With the adoption of SFAS No. 145, the classification of losses associated with extinguishments of debt that were previously recorded as extraordinary items will likely be reclassified.

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

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Defined Terms

     Oil, condensate and natural gas liquids (“NGL”) are stated in barrels (“Bbl”) or thousand barrels (“MBbl”). Natural gas is stated herein in billion cubic feet (“Bcf”), million cubic feet (“MMcf”) or thousand cubic feet (“Mcf”). Oil, condensate and NGL are converted to gas at a ratio of one barrel of liquids per six Mcf of gas. MMBOE, MBOE and BOE represent one million barrels, one thousand barrels and one barrel of oil equivalent, respectively, with six Mcf of gas converted to one barrel of liquid. “MMBtu” represents one million British Thermal Units.

Forward–Looking Statements May Prove Inaccurate

     This document contains “forward–looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and information that is based on management’s belief and assumptions based on currently available information. All statements other than statements of historical fact included in this document are forward–looking statements. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “project” and similar expressions serve to identify forward–looking statements. Although we believe that the expectations reflected in our forward–looking statements are reasonable, we can give no assurance that these expectations will prove correct. Our forward–looking statements are subject to risks, uncertainties and assumptions. Should one of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those expected. Among the key factors that may have a direct bearing on our results of operations and financial condition are:

  competitive practices in the oil and gas industry;
  geological, mechanical and economic risk inherent in the drilling and operation of exploratory and development wells;
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

Ocean Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company experiences market risk primarily in the area of commodity prices. To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various oil and gas derivative financial instruments for its oil and gas production. (See Notes 1 and 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during 2002.) To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average NYMEX oil and gas strip prices as of June 30, 2002 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in millions):

	Estimated	Estimated Increase In	Estimated Decrease In
	Change in Revenues	Revenues with 10%	Revenues with 10%
Instrument	At Current Prices	Decrease in Prices	Increase in Prices

Oil collars	$(1)	$14	$(13)
Gas collars	$--	$4	$(3)
Gas swap of related trust	$(3)	$2	$(8)

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on May 14, 2002, the stockholders elected certain directors to serve until the 2005 Annual Meeting of Stockholders, and ratified the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ended December 31, 2002.

Votes cast were as follows:

	For	Against	Abstained

Election as a Director of the Company of:
Thomas D. Clark, Jr.	151,897,710	--	1,042,821
Peter J. Fluor	151,905,010	--	1,035,521
Robert L. Howard	151,427,173	--	1,513,358
Charles F. Mitchell, M. D.	151,911,777	--	1,028,754
Ratify Appointment of KPMG LLP as
Independent Auditors for 2002	147,055,308	5,806,708	78,515

Ocean Energy, Inc.

Item 6. Exhibits and Reports on Form 8–K

(a) Exhibits:

4.1

Revolving Credit Agreement dated as of May 31, 2002, by and among Ocean Energy, Inc., a Delaware corporation, as borrower, JPMorgan Chase Bank, as a lender, administrative agent, and auction administrative agent, Bank One, NA and Fleet National Bank, as lenders and syndication agents, BNP Paribas and Wells Fargo Bank Texas, N.A., as lenders and documentation agents, Bank of America, N.A., Bank of Montreal, The Bank of Nova Scotia, and Deutsche Bank AG New York Branch, as lenders and managing agents, and the other lenders signatory thereto (as incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8–K, as filed with the SEC on June 3, 2002).

4.2

Guaranty Agreement dated as of May 31, 2002 by and among Ocean Energy, Inc., a Louisiana corporation, as guarantor, JPMorgan Chase Bank, as administrative agent and auction administrative agent, Bank One, N.A. and Fleet National Bank, as syndication agents, BNP Paribas and Wells Fargo Bank Texas, N.A., as documentation agents, and Bank of America, N.A., Bank of Montreal, The Bank of Nova Scotia and Deutsche Bank AG New York Branch, as managing agents (as incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8–K, as filed with the SEC on June 3, 2002.)

*#10.1	Ocean Energy, Inc. Directors Compensation Plan (as amended and restated effective July 1, 2002,) filed herewith.

*#10.2	First Amendment to Ocean Energy, Inc. Executive Supplemental Retirement Plan effective July 18, 2002, filed herewith.

*  Filed herewith.

#  Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8–K:

     On June 3, 2002, the Company filed a Current Report on Form 8–K dated May 31, 2002 concerning the Company’s replacement of its existing $500 million facility scheduled to mature in March 2004 with a new four–year $1 billion Revolving Credit Agreement. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

Ocean Energy, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Energy, Inc.

By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2002

By: /s/ Robert L. Thompson Robert L. Thompson Vice President and Controller (Principal Accounting Officer)

Date: July 30, 2002

Ocean Energy, Inc.

INDEX TO EXHIBITS

(a) Exhibits:

4.1

Revolving Credit Agreement dated as of May 31, 2002, by and among Ocean Energy, Inc., a Delaware corporation, as borrower, JPMorgan Chase Bank, as a lender, administrative agent, and auction administrative agent, Bank One, NA and Fleet National Bank, as lenders and syndication agents, BNP Paribas and Wells Fargo Bank Texas, N.A., as lenders and documentation agents, Bank of America, N.A., Bank of Montreal, The Bank of Nova Scotia, and Deutsche Bank AG New York Branch, as lenders and managing agents, and the other lenders signatory thereto (as incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8–K, as filed with the SEC on June 3, 2002).

4.2

Guaranty Agreement dated as of May 31, 2002 by and among Ocean Energy, Inc., a Louisiana corporation, as guarantor, JPMorgan Chase Bank, as administrative agent and auction administrative agent, Bank One, N.A. and Fleet National Bank, as syndication agents, BNP Paribas and Wells Fargo Bank Texas, N.A., as documentation agents, and Bank of America, N.A., Bank of Montreal, The Bank of Nova Scotia and Deutsche Bank AG New York Branch, as managing agents (as incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8–K, as filed with the SEC on June 3, 2002.)

*#10.1	Ocean Energy, Inc. Directors Compensation Plan (as amended and restated effective July 1, 2002,) filed herewith.

*#10.2	First Amendment to Ocean Energy, Inc. Executive Supplemental Retirement Plan effective July 18, 2002, filed herewith.

*  Filed herewith.

#  Identifies management contracts and compensatory plans or arrangements.