Form 10-Q/A
period 2002-06-30
OCEAN ENERGY INC /TX/
filed 2002-08-14
CIK 320321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of July 25, 2002, 175,896,977 shares of Common Stock, par value $0.10 per share, were outstanding.


===============================================================================

                                EXPLANATORY NOTE

         On July 30, 2002, Ocean Energy, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its quarterly report on Form 10-Q for the period ended June 30, 2002 (the "Form 10-Q"). On the same day, the President signed into law the Sarbanes-Oxley Act of 2002, H.R. 3763 (the "Act"). On August 1, 2002, the Company and its principal executive and principal financial officers complied with the separate certification requirements mandated by SEC Order 4-460 (dated June 27, 2002), by submitting such certifications to the SEC, filing a current report on Form 8-K with the SEC and making such certifications available on the Company's web site. The Sarbanes-Oxley legislation, which took effect on July 30, 2002, requires that each periodic report containing financial statements filed by an issuer with the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (the "34 Act") be accompanied by a written statement of the issuer's chief executive officer and chief financial officer certifying certain matters. Due to the timing of the Company's filing prior to the publication of the effectiveness of the Act, the Company filed its Form 10-Q without the written statements of its chief executive and chief financial officers required by the Act. The Company is filing this amendment to the Form 10-Q solely for purposes of incorporating the statements of its chief executive and chief financial officers required by the Act.

PART II. -- OTHER INFORMATION

         The Company hereby amends Item 6(a) of its Form 10-Q to include the following additional exhibits.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  Exhibits:

        99.1 Certification of Chief Executive Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of Chief Financial Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

                               OCEAN ENERGY, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OCEAN ENERGY, INC.



                                       By: /s/ William L. Transier
                                          --------------------------
                                          William L. Transier
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



                                       Date: August 14, 2002



                                       By: /s/ Robert L. Thompson
                                           -------------------------
                                           Robert L. Thompson
                                           Vice President and Controller
                                           (Principal Accounting Officer



                                       Date: August 14, 2002

                                 EXHIBIT INDEX

  Exhibit No.     Description
  -----------     -----------
     99.1         Certification of Chief Executive Officer of Ocean Energy, Inc.
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2         Certification of Chief Financial Officer of Ocean Energy, Inc.
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.