Form 10-Q
period 2002-09-30
OCEAN ENERGY INC /TX/
filed 2002-11-13
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10–Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

OR

__                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1–8094

Ocean Energy, Inc.
(Exact name of registrant as specified in its charter)

           Delaware                                     74–1764876
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

1001 Fannin Street, Suite 1600, Houston, Texas 77002–6794
(Address of principal executive offices)                        (Zip code)

(713) 265–6000
(Registrant’s telephone number, including area code)

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

As of November 6, 2002, 176,289,076 shares of Common Stock, par value $0.10 per share, were outstanding.

Ocean Energy, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months and Nine Months
Ended September 30, 2002 and 2001	1

Consolidated Balance Sheets – September 30, 2002 and December 31, 2001	2

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and 2001	3

Consolidated Statements of Comprehensive Income for the Three
Months and Nine Months Ended September 30, 2002 and 2001	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risks	26

Item 4. Controls and Procedures	26

Part II. Other Information	26

Signatures	28

Certifications	29

Index to Exhibits	31

(i)

Item 1. Unaudited Consolidated Financial Statements

Ocean Energy, Inc.
Consolidated Statements of Operations
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$314,353	$279,021	$822,671	$1,038,118

Costs of Operations:
Operating expenses	86,410	81,607	246,997	234,727
Depreciation, depletion and amortization	97,652	89,285	271,432	265,287
Impairment of oil and gas properties	76,400	--	76,400	--
General and administrative	8,713	7,986	27,266	22,492

	269,175	178,878	622,095	522,506

Operating Profit	45,178	100,143	200,576	515,612
Other Expense (Income):
Interest expense	15,314	14,262	44,418	48,389
Interest income and other	(643)	(1,129)	288	(323)

Income Before Income Taxes	30,507	87,010	155,870	467,546
Income Tax Expense	23,691	39,167	80,104	212,313

Income Before Extraordinary Loss	6,816	47,843	75,766	255,233
Extraordinary Loss, Net of Income Taxes	7,667	--	7,667	2,600

Net Income (Loss)	(851)	47,843	68,099	252,633
Preferred Stock Dividends	813	813	2,438	2,438

Net Income (Loss) Available to Common Stockholders	$(1,664)	$47,030	$65,661	$250,195

Basic Earnings (Loss) Per Common Share:
Income Before Extraordinary Loss	$0.03	$0.28	$0.42	$1.49
Extraordinary Loss, Net of Income Taxes	(0.04)	--	(0.04)	(0.02)

Net Income (Loss) to Common Stockholders	$(0.01)	$0.28	$0.38	$1.47

Diluted Earnings (Loss) Per Common Share:
Income Before Extraordinary Loss	$0.03	$0.27	$0.41	$1.43
Extraordinary Loss, Net of Income Taxes	(0.04)	--	(0.04)	(0.01)

Net Income (Loss)	$(0.01)	$0.27	$0.37	$1.42

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12

Weighted Average Number of Common Shares Outstanding:
Basic	174,737	170,918	173,616	169,750

Diluted	179,144	179,145	178,365	178,143

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Balance Sheets
(Amounts in Thousands Except Share Data)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$130,737	$20,006
Accounts receivable, net	179,654	135,204
Other current assets	82,120	99,518

Total Current Assets	392,511	254,728
Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Proved oil and gas properties	5,393,514	5,063,614
Oil and gas properties excluded from amortization
net of impairment	746,869	774,888
Other	160,992	172,701

	6,301,375	6,011,203
Accumulated Depreciation, Depletion and Amortization	(3,073,433)	(2,861,917)

	3,227,942	3,149,286
Other Assets	74,476	65,164

Total Assets	$3,694,929	$3,469,178

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts and notes payable	$313,791	$291,174
Accrued liabilities	55,903	84,120

Total Current Liabilities	369,694	375,294

Long–Term Debt	1,443,382	1,282,981
Deferred Revenue	93,982	116,294
Deferred Income Taxes	167,190	133,685
Other Noncurrent Liabilities	102,106	88,488
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares;
issued 50,000 shares	50	50
Common stock, $0.10 par value; authorized 520,000,000 shares;
issued 178,786,956 and 174,936,240 shares, respectively	17,879	17,494
Additional paid–in capital	1,632,693	1,579,899
Accumulated deficit	(56,263)	(100,832)
Less – treasury stock, at cost; 2,562,430
and 2,641,640 shares, respectively	(35,109)	(35,654)
Deferred compensation and other	(16,628)	(12,540)
Accumulated other comprehensive income (loss)	(24,047)	24,019

Total Stockholders’ Equity	1,518,575	1,472,436

Total Liabilities and Stockholders’ Equity	$3,694,929	$3,469,178

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating Activities:
Net income	$68,099	$252,633
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	271,432	265,287
Impairment of oil and gas properties	76,400	--
Deferred income taxes	52,325	158,392
Tax benefit from stock option exercises	11,646	13,940
Extraordinary loss, net of taxes	7,667	2,600
Other	9,091	(162)
Changes in operating assets and liabilities, net of acquisitions:
Decrease (increase) in accounts receivable	(44,449)	65,342
Increase in other current assets	(12,445)	(62,318)
Decrease in accounts payable	(33,509)	(16,019)
Amortization of deferred revenue	(22,311)	(22,311)
Decrease in accrued expenses and other	(10,742)	(2,155)

Net Cash Provided by Operating Activities	373,204	655,229

Investing Activities:
Oil and gas capital expenditures	(476,448)	(623,878)
Acquisition costs, net of cash acquired	(519)	(236,240)
Proceeds from sales of property, plant and equipment	63,364	59,044
Other	(11,836)	(13,214)

Net Cash Used in Investing Activities	(425,439)	(814,288)

Financing Activities:
Proceeds from debt	1,620,093	1,996,639
Principal payments on debt	(1,452,175)	(1,715,517)
Proceeds from issuance of common stock	29,538	33,553
Dividends paid	(22,566)	(21,957)
Premiums paid on debt buy back	(9,207)	(3,167)
Purchase of treasury stock	--	(6,671)
Other	(2,717)	(2,275)

Net Cash Provided by Financing Activities	162,966	280,605

Increase in Cash and Cash Equivalents	110,731	121,546
Cash and Cash Equivalents at Beginning of Period	20,006	23,039

Cash and Cash Equivalents at End of Period	$130,737	$144,585

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Consolidated Statements of Comprehensive Income
(Amounts in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(851)	$47,843	$68,099	$252,633
Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change for
derivative financial instruments	--	--	--	(14,262)
Net change in fair value of derivative financial
instruments	(13,110)	16,926	(52,581)	24,592
Financial derivative settlements taken to income	(1,652)	(6,530)	4,484	4,583
Other	(326)	45	31	34

	(15,088)	10,441	(48,066)	14,947

Comprehensive income (loss)	$(15,939)	$58,284	$20,033	$267,580

See accompanying Notes to Consolidated Financial Statements.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Presentation of Financial Information

     The consolidated financial statements of Ocean Energy, Inc. (“Ocean,” “OEI” or “the Company”), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

     Oil and Gas Properties – The Company uses the full cost method to account for its oil and gas exploration and production activities. Proved oil and gas properties include costs accumulated on a country–by–country basis. Oil and gas properties excluded from amortization include costs for exploration activities occurring in areas where the existence of proved reserves has not yet been determined, and portions of costs associated with major development projects where quantities of proved reserves attributable to these projects has not been ascertained. At September 30, 2002 oil and gas properties excluded from amortization include: United States ($531 million), Equatorial Guinea ($75 million), Egypt ($16 million), Angola ($77 million), Brazil ($35 million) and other international locations ($13 million).

     During third quarter 2002, the Company announced that it would discontinue current exploratory activities in the Arabian Sea offshore Pakistan and on Block 19 in the Lower Congo Basin offshore Angola. As a result, the Company recognized an impairment in the amount of $76 million ($50 million, after tax), of which $52 million related to Pakistan and $24 million related to Angola.

     The Company capitalizes interest and certain employee–related costs that are directly attributable to capital expenditures for exploration and development activities. For the three months ended September 30, 2002 and 2001, the Company capitalized interest in the amount of $10 million and $12 million, respectively, and certain employee–related costs in the amount of $15 million and $15 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company capitalized interest in the amount of $35 million and $32 million, respectively, and certain employee–related costs in the amount of $46 million and $44 million, respectively.

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

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

receive more or less than its entitled share of production. Under the entitlements method, if the Company receives more than its entitled share of production, the imbalance is treated as a liability. If the Company receives less than its entitled share, the imbalance is recorded as an asset.

     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings (loss) per share (stated in thousands except per share data):

	Net Income (Loss) Available	Weighted Average	Earnings (Loss)
	to Common	Common Shares	Per Share
	Stockholders	Outstanding	Amount

Three Months Ended September 30, 2002:
Basic	$(1,664)	174,737	$(0.01)
Effect of dilutive securities:
Stock options	--	4,407
Convertible preferred stock	--	--

Diluted	$(1,664)	179,144	$(0.01)

Three Months Ended September 30, 2001:
Basic	$47,030	170,918	$0.28
Effect of dilutive securities:
Stock options	--	4,758
Convertible preferred stock	813	3,469

Diluted	$47,843	179,145	$0.27

Nine Months Ended September 30, 2002:
Basic	$65,661	173,616	$0.38
Effect of dilutive securities:
Stock options	--	4,749
Convertible preferred stock	--	--

Diluted	$65,661	178,365	$0.37

Nine Months Ended September 30, 2001:
Basic	$250,195	169,750	$1.47
Effect of dilutive securities:
Stock options	--	4,924
Convertible preferred stock	2,438	3,469

Diluted	$252,633	178,143	$1.42

     The preferred stock conversion (approximately 3.5 million shares) was excluded from the computation of diluted earnings (loss) per share for the three months and nine months ended September 30, 2002 because the effect of adding back the preferred stock dividends when assuming conversion of the preferred stock was anti–dilutive. In addition, options to purchase 3.6 million shares of common stock at $19.98 to $36.54 per share and 3.6 million shares of common stock at $19.75 to $36.54 per share were outstanding for the three months and nine

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

months ended September 30, 2002, respectively, and weighted average options to purchase 4.3 million shares of common stock at $18.81 to $36.54 per share and 4.5 million shares of common stock at $18.35 to $36.54 per share were outstanding for the three months and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. These options expire at various dates through 2012.

     The Company’s preferred stock is subject to automatic conversion to shares of OEI common stock if, and only if, for 20 consecutive trading days the closing price of OEI common stock equals or exceeds the automatic conversion price which was $22.08 at September 30, 2002.

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

     The Company uses derivative financial instruments with respect to a portion of its oil and gas production to achieve a more predictable cash flow by reducing its exposure to price fluctuations. These transactions generally are swaps, collars or options, and are entered into with major financial institutions or commodities trading institutions. These derivative financial instruments are intended to reduce the Company’s exposure to declines in the market prices of natural gas and crude oil that the Company produces and sells, and to manage cash flow in support of the Company’s annual capital expenditure budget.

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

     The Company may also utilize derivative financial instruments to hedge exposure to interest rates. Instruments may include contracts to convert the interest rate on fixed–rate debt to floating,

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

or contracts to convert the interest rate on floating–rate debt to fixed. Both types of contracts are reflected at fair value on the Company’s Consolidated Balance Sheets. The Company currently only has contracts that convert the interest rates on its fixed rate debt to floating. These transactions qualify as fair value hedges. Therefore, the related portion of fixed–rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in its fair value attributable to the interest rate risk being hedged. The gains or losses on the derivative financial instrument and the hedged item, as well as the settlements on the derivative financial instrument, are recognized currently in interest expense. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed–rate debt being hedged is generally recorded based on variable interest rates.

     Accounting Pronouncements – In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation and similar activities as part of its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations. It expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations. The Company will recognize the effect of these adjustments as a cumulative effect of a change in accounting.

     During second quarter 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 on or before January 1, 2003. With the adoption of SFAS No. 145, the classification of losses associated with extinguishments of debt that were previously recorded as extraordinary items will be reclassified as other expense with the related tax benefit reclassified into income tax expense.

     The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94–

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an “exit activity,” which includes, but is not limited to, a restructuring, or a “disposal activity” covered by SFAS No. 144. SFAS No. 146 will be effective for the Company in January 2003. The Company does not believe there is any current impact of SFAS No. 146. It would instead affect the accounting for future exit or disposal activities.

Note 2. Acquisition and Disposition of Assets

     Disposition of Assets – During third quarter 2002, the Company closed the sale of selected royalty, overriding royalty and mineral interests in various locations throughout the United States and a small working interest package in the Permian Basin for total net proceeds of $61 million. The Company received approximately $59 million in proceeds from the sale of certain non–core properties during third quarter 2001. Under full cost accounting rules, the proceeds are recorded as a reduction of the U.S. cost pool and no gain or loss was realized.

     Acquisition of Texoil, Inc. – During March 2001, the Company acquired Texoil, Inc. (“Texoil”) for a cash purchase price of $115 million before assumed bank debt of $15 million. Texoil was an independent oil and gas company engaged in exploration, development and acquisition of oil and gas reserves in Texas and Louisiana. No goodwill was recorded in connection with the purchase of Texoil.

     Acquisition of Texas and Louisiana Assets – During April 2001, the Company acquired certain oil and gas assets from EnSight Resources, L.L.C. for a purchase price of $118 million. The properties are located primarily in East Texas and North Louisiana.

Note 3. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information (stated in thousands) are as follows:

	Nine Months Ended September 30,

	2002	2001

Cash paid during the period for:
Interest	$91,968	$99,376
Income taxes	$34,389	$11,521

Note 4. Financial Instruments

     The Company has the following volumes under derivative contracts related to its oil and gas producing activities:

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Weighted
Production Period	Instrument Type	Daily Volumes	Average Price

Crude Oil:
October – December 2002	Collar	35 MBbl	$22.36 – 27.03 (1)
January – December 2003	3–way Collar (3)	43 MBbl	$19.00 – 23.00 – 27.98 (1)
January – December 2003	3–way Collar (3)	10 MBbl	$19.00 – 23.00 – 27.22 (2)

Natural Gas:
October 2002	Collar	155,000 MMBtu	$3.00 – 4.00 (1)
October – December 2002	Collar	140,000 MMBtu	$2.82 – 4.07 (1)
January – December 2003	3–way Collar (3)	150,000 MMBtu	$2.50 – 3.50 – 5.12 (1)

Gas Swap of Related Trust:
October – December 2002	Swap	13,500 MMBtu	$4.12 (1)
January – December 2003	Swap	11,100 MMBtu	$3.60 (1)
January – December 2004	Swap	9,600 MMBtu	$3.41 (1)
January – December 2005	Swap	8,300 MMBtu	$3.28 (1)

(1) Prices are based on NYMEX (Henry Hub for gas and West Texas Intermediate for oil).
(2) Prices are based on Brent.
(3) A “3–way collar” combines a sold call, a purchased put and a sold put. The purchased put and sold put establish a floating minimum price (“floating floor”) and the sold call establishes a maximum price (“ceiling price”) the Company will receive for the volumes under contract.

     The change in fair value of derivative financial instruments included in oil and gas revenues comprises the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Financial derivative settlements transferred from
other comprehensive income	$(2,676)	$2,604	$7,261	$(19,071)
Net change in fair market value of options	456	7,757	912	(1,487)
Ineffective portion of derivative
financial instruments	(772)	(196)	(1,013)	1,164

Increase (decrease) in revenues from derivative
financial instruments qualifying as cash
flow hedges	(2,992)	10,165	7,160	(19,394)
Increase (decrease) in revenues from other oil and gas
derivative financial instruments	--	648	(1,674)	(1,390)

Increase (decrease) in revenues from oil and gas
derivative financial instruments	$(2,992)	$10,813	$5,486	$(20,784)

      If commodity prices were to stay the same as they were at September 30, 2002, approximately $18 million of net deferred losses related to these fair values included in accumulated other comprehensive income at September 30, 2002 will be reversed during the next 12 months as the forecasted transactions actually occur, and settlements will be recorded in

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

revenues. All forecasted transactions currently being hedged are expected to occur by December 2005.

     The Company has also entered into interest rate swap agreements relating to its 7 5/8% senior notes due July 2005 and its 7 7/8% senior notes due August 2003. Under the terms of the agreements, the counterparties pay the Company a weighted average fixed annual rate of 7.74% on total notional amounts of $225 million, and the Company pays the counterparties a variable annual rate equal to the six–month LIBOR rate on the respective settlement dates plus a weighted average rate of 2.73%. At September 30, 2002 the six–month LIBOR rate was 1.75%. The swap agreements remain in effect through the maturity dates of the respective notes. The swap agreements have been designated as fair value hedges pursuant to SFAS No. 133. Interest expense for the three–month period and nine–month period ended September 30, 2002 was reduced by $2 million and $5 million, respectively, as a result of the interest rate swaps.

Note 5. Debt

     During third quarter 2002, the Company issued $400 million of 4 3/8% senior notes due 2007 pursuant to a shelf registration statement. The notes are redeemable at the Company’s option, and upon certain changes in control, the notes would be subject to a mandatory repurchase offer. The proceeds were used to repay amounts outstanding under the Company’s credit facility which included balances used to retire debt earlier in third quarter when the Company exercised call provisions for $175 million of its 8 7/8% senior subordinated notes due July 2007. The Company has also repurchased $25 million of its 8 3/8% senior subordinated notes due July 2008. In connection with these repurchases, the Company recorded an after–tax extraordinary loss of $8 million, or ($0.04) per diluted share. The extraordinary loss was net of a current tax benefit of $4 million.

     During second quarter 2002, the Company entered into a four–year $1 billion Revolving Credit Agreement (the “credit facility”) due May 2006. The credit facility replaced the Company’s previous $500 million facility which was scheduled to mature in March 2004. The Company’s obligations under the credit facility are unsecured. The credit facility was used to repay existing indebtedness under the previous facility, and additional borrowings will be used for working capital and general corporate purposes as needed. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of September 30, 2002, the Company’s outstanding borrowings under the credit facility were zero, and letters of credit totaled $28 million, leaving $972 million of available credit.

     During second quarter 2001, the Company repurchased on the open market $22 million of its 8 3/8% senior subordinated notes due July 2008 and $25 million of its 8 7/8% senior subordinated notes due July 2007. In connection with the repurchase, the Company recorded an after–tax extraordinary loss of $3 million, or ($0.01) per diluted share. The extraordinary loss was net of a current tax benefit of $1 million. The repurchase of these notes was funded with available cash balances and borrowings under the Company’s then existing credit facility.

Ocean Energy, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

     The Company’s 7 7/8% senior notes, in the amount of $100 million, are due in August 2003. The Company has established the necessary credit capacity, through its credit facility, to refinance the 7 7/8% senior notes. Therefore, in accordance with SFAS No. 6, Classification of Short–term Obligations Expected to be Refinanced, the notes will continue to be classified as long–term debt because it is the Company’s intent to refinance these obligations on a long–term basis.

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

Results of Operations

     The Company’s third quarter 2002 performance was positively impacted by strong commodity prices as well as improved production. The average realized price for crude oil, excluding the impact of financial derivatives, has increased 10% from second quarter 2002, although the average realized price for natural gas, excluding the impact of financial derivatives, has decreased slightly, about 4%, from second quarter 2002. Third quarter 2002 commodity prices were also higher than third quarter 2001 commodity prices, with average realized prices, excluding the impact of financial derivatives, increasing 12% for crude oil and 10% for natural gas.

     Average daily production for third quarter 2002 was 160,000 BOE per day, a 5% increase from second quarter 2002 and a 6% increase from third quarter 2001. The higher volumes were primarily attributable to new deepwater production in the Gulf of Mexico and continued success of the Zafiro field exploitation initiatives in Equatorial Guinea partially offset by the shutdown of oil and gas facilities in the Gulf of Mexico due to Hurricane Isidore.

     Two special items affected this quarter’s results. First, the Company announced during September that it would discontinue current exploratory activities in the Arabian Sea offshore Pakistan and on Block 19 in the Lower Congo Basin offshore Angola. As a result, the Company recognized an impairment in the amount of $76 million ($50 million, after tax). Second, the Company repurchased $175 million of its 8 7/8% senior subordinated notes due July 2007 and $25 million of its 8 3/8% senior subordinated notes due July 2008. These repurchases resulted in an extraordinary loss of $8 million. The Company reported a net loss of $1 million, or $0.01 per diluted share, for third quarter 2002.

     Excluding the effects of these two special items, net income for the quarter was $56 million or $0.31 per diluted share as compared to net income of $48 million or $0.27 per diluted share for third quarter 2001. The following is a reconciliation of net income (loss) available to common stockholders to net income excluding special items (in thousands except per share data):

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income (Loss) Available to
Common Stockholders	$(1,664)	$47,030	$65,661	$250,195
Preferred Stock Dividends	813	813	2,438	2,438

Net Income (Loss)	(851)	47,843	68,099	252,633
Effect of Special Items, Net of
Income Tax:
Impairment of Oil and Gas
Properties	49,660	--	49,660	--
Extraordinary Loss	7,667	--	7,667	2,600

	57,327	--	57,327	2,600

Net Income (Excluding Special
Items)	$56,476	$47,843	$125,426	$255,233

Diluted Earnings (Loss) Per Share	$(0.01)	$0.27	$0.37	$1.42

Diluted Earnings Per Share (Excluding
Special Items)	$0.31	$0.27	$0.69	$1.43

Weighted Average Number of
Common Shares Outstanding:
Diluted (1)	179,144	179,145	178,365	178,143

(1) For purposes of computing diluted earnings per share for the three and nine months ended September 30, 2002, the preferred stock conversion (approximately 3.5 million shares) has been excluded because its effect is anti–dilutive.

Oil and Gas Operations
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Oil and NGL	$183,786	$148,143	$478,808	$436,360
Natural gas	130,567	130,878	343,863	601,758

	314,353	279,021	822,671	1,038,118

Operating expenses	86,410	81,607	246,997	234,727
Depreciation, depletion and amortization	94,242	87,915	262,659	260,240
Impairment of oil and gas properties	76,400	--	76,400	--

Operating profit	57,301	109,499	236,615	543,151
Corporate	(12,123)	(9,356)	(36,039)	(27,539)

Total operating profit	$45,178	$100,143	$200,576	$515,612

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Oil Revenues – Revenues from sales of crude oil increased $36 million, or 24%, to $184 million for third quarter 2002 compared to $148 million for third quarter 2001. The change in revenues included:

  An increase in revenues of $20 million due to the increase in crude oil prices. The average realized price for oil, excluding the impact of financial derivatives, increased 12% to $24.37 for third quarter 2002 compared to $21.84 for third quarter 2001.
  An increase in revenues of $20 million due to increases in production. For third quarter 2002, average daily oil production was 84 MBbl, an increase of 14% from third quarter 2001. Higher production volumes were primarily attributable to new deepwater production in the Gulf of Mexico and continued success of Zafiro field exploitation initiatives in Equatorial Guinea.
  A negative net quarter–over–prior–year quarter change of $4 million relating to the Company’s use of crude oil derivative financial instruments. The effect of derivative financial instruments on oil revenues was a decrease of $5 million for third quarter 2002 as compared to a decrease of $1 million for third quarter 2001.

     For the nine months ended September 30, 2002, oil revenues increased $43 million, or 10%, to $479 million as compared to $436 million for the nine months ended September 30, 2001. The change in revenues included:

  A reduction in revenues of $29 million due to the decline in crude oil prices. The average realized price for oil, excluding the impact of financial derivatives, decreased 6% to $21.70 for the first nine months of 2002 compared to $23.04 for the same period in 2001.
  An increase in revenues of $43 million due to increases in production. Average daily oil production increased 9% to 82 MBbl for the first nine months of 2002 as compared to 75 MBbl for the same period in 2001. Higher production volumes were primarily attributable to new deepwater production in the Gulf of Mexico and continued success of Zafiro field exploitation initiatives in Equatorial Guinea.
  A positive net year–over–year change of $29 million relating to the Company’s use of crude oil derivative financial instruments. The effect of derivative financial instruments on oil revenues was a decrease of $4 million for the first nine months of 2002 as compared to a decrease of $33 million for the first nine months of 2001.

     Oil prices have continued a steady upward trend during 2002. The Company expects that oil prices will fluctuate significantly in the future as a result of actions of OPEC and its maintenance of production constraints, and continued tension in the Middle East, as well as other economic, political and environmental factors.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Gas Revenues – Revenues from sales of natural gas have remained flat at $131 million for third quarter 2002 and third quarter 2001. The change in revenues included:

  An increase in revenues of $11 million due to the increase in gas prices. The average realized price for natural gas, excluding the impact of financial derivatives, increased 10% to $3.06 per Mcf for third quarter 2002 as compared to $2.79 for third quarter 2001.
  A decrease in revenues of $1 million due to a slight decrease in production. Average daily production for third quarter 2002 totaled 458 MMcf, as compared to third quarter 2001 volumes of 464 MMcf.
  A negative net quarter–over–prior–year quarter change of $10 million relating to the Company's use of natural gas derivative financial instruments. The effect of derivative financial instruments on natural gas revenues was an increase of $1 million for third quarter 2002 as compared to an increase of $11 million for third quarter 2001.

      Revenues from sales of natural gas decreased $258 million, or 43%, to $344 million for the nine months ended September 30, 2002, from $602 million for the nine months ended September 30, 2001. The change in revenues included:

  A reduction in revenues of $211 million due to the decline in gas prices. The average realized price for natural gas, excluding the impact of financial derivatives, decreased 39% to $2.91 per Mcf for the first nine months of 2002 as compared to $4.74 for the first nine months of 2001.
  A decrease in revenues of $44 million due to an 8% decrease in production. Average daily natural gas production for the first nine months of 2002 was 421 MMcf as compared to 456 MMcf per day for the first nine months of 2001. The production decline was due primarily to the curtailment of drilling expenditures beginning second quarter 2001 in response to high drilling costs and declining market prices of natural gas in North America.
  A negative net year–over–year change of $3 million relating to the Company’s use of natural gas derivative financial instruments. The effect of derivative financial instruments on natural gas revenues was an increase of $9 million for the first nine months of 2002 as compared to an increase of $12 million for the first nine months of 2001.

     Natural gas prices fluctuate significantly in response to numerous factors such as supply and demand, weather and inventory levels. Currently, the supply of natural gas has declined but storage levels remain high. Economic recovery and winter heating needs will affect the prices the Company will receive for its future natural gas production.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

Net Daily Oil and NGL Production (MBbl):
Domestic		32		29		31		28
Equatorial Guinea		34		30		32		30
Egypt		9		8		10		8
Other International		9		7		9		9

Total		84		74		82		75

Average Oil and NGL Prices ($ per Bbl)(*):
Domestic	$24.97		$22.97		$22.10		$24.43
Equatorial Guinea	$24.93		$21.75		$22.45		$22.70
Egypt	$24.86		$23.28		$22.30		$24.00
Other International	$19.49		$16.34		$16.75		$18.71
Weighted Average	$24.37		$21.84		$21.70		$23.04
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$23.80		$21.72		$21.52		$21.41

Net Daily Natural Gas Production (MMcf):
Domestic	4	30	4	35	3	93	4	28
International		28		29		28		28

Total	4	58	4	64	4	21	4	56

Average Natural Gas Prices ($ per Mcf)(*):
Domestic	$3.	06	$2.	78	$2.	91	$4.	85
International	$3.	11	$3.	00	$2.	89	$3.	08
Weighted Average	$3.	06	$2.	79	$2.	91	$4.	74
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$3.	10	$3.	07	$2.	99	$4.	84

Wells Drilled:
Gross	79		76		182		239
Net	48		42		110		106
Success Rate	84%		88%		81%		87%

(*) All price information excludes the impact of financial derivatives, unless otherwise stated.

     Average daily production was 160,000 BOE per day for third quarter 2002 and 152,000 BOE per day for the first nine months of 2002. Despite the recent hurricane effects on production and well completion timing, continued development of the Nansen and Boomvang fields and exploitation in the Zafiro field in Equatorial Guinea should allow production to continue at a steady increase for the rest of the year.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Operating Expenses – Total operating expenses increased $4 million, or 5%, to $86 million for third quarter 2002 as compared to $82 million for third quarter 2001 primarily due to the 6% increase in production. Increasing deepwater production has resulted in higher transportation and lease operating expenses (including lease expense related to the Nansen and Boomvang spars). Activity levels led to a reduction in production workover and maintenance expenses during the quarter. Operating expenses were $5.86 per BOE for third quarter 2002 and 2001.

     Total operating expenses increased $12 million, or 5%, to $247 million for the first nine months of 2002 as compared to $235 million for the comparable 2001 period. The increase was due to transportation and lease operating expenses (including lease expense related to the Nansen and Boomvang spars) associated with increasing deepwater production and increased workover and maintenance expenses, offset by lower production taxes which declined as a result of lower commodity prices during the first half of 2002. Operating expenses per BOE have increased 4% to $5.96 per BOE for the first nine months of 2002 compared to $5.71 per BOE for the comparable 2001 period. A portion of lease operating expenses is fixed and should decline on a per BOE basis as production increases.

     Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased 7%, or $6 million, to $94 million for third quarter 2002 as compared to $88 million for third quarter 2001. This increase was primarily due to an increase in production. For the first nine months of 2002, DD&A expense remained relatively flat at $263 million as compared to $260 million for the same period in 2001.

     On a BOE basis, DD&A expense was $6.39 per BOE for third quarter 2002 as compared to $6.31 per BOE for third quarter 2001. For the first nine months of 2002, DD&A was $6.34 per BOE as compared to $6.33 per BOE for the comparable period in 2001.

     Impairment of Oil and Gas Properties – As noted above, during third quarter 2002, the Company announced that it would discontinue current exploratory activities in Pakistan and on Block 19 offshore Angola. As a result, the Company recognized an impairment in the amount of $76 million ($50 million, after tax). The Company plans to continue activities on its other blocks in Angola, including the drilling of an exploratory well on Block 24 later in fourth quarter 2002 or early 2003 and acquisition of seismic data on Block 10 in early 2003.

Corporate

     Corporate expenditures are comprised of general and administrative expenses and DD&A expense for non–oil and gas assets.

     General and Administrative Expenses – General and administrative expenses increased $1 million, or 13%, to $9 million for third quarter 2002 compared to $8 million for third quarter 2001. General and administrative expenses increased $5 million, or 23%, to $27 million for the

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

nine months ended September 30, 2002 from $22 million for the same period in 2001. The increases were due primarily to increases in employee–related compensation costs, insurance and transportation expenses.

     DD&A – DD&A expense for non–oil and gas assets was $3 million and $1 million for third quarter 2002 and 2001, respectively, and was $9 million and $5 million for the first nine months of 2002 and 2001, respectively.

Other

     Interest Expense – Interest expense for third quarter 2002 increased $1 million, or 7%, to $15 million from $14 million for third quarter 2001. This increase was due to lower capitalized interest ($10 million for third quarter 2002 as compared to $12 million for third quarter 2001) as a result of reduced exploratory activities, and an increase in fixed–rate debt from two new debt issuances, $350 million at 7 1/4% in September 2001 and $400 million at 4 3/8% in September 2002. These increases were offset somewhat by lower interest costs associated with lower borrowing activity against the credit facility and generally lower interest rates on the credit facility. Settlements on interest rate swaps reduced interest expense by $2 million for third quarter 2002 and $1 million for third quarter 2001.

     For the first nine months of 2002, interest expense decreased $4 million, or 8%, to $44 million from $48 million in the comparable 2001 period. This decrease was due to higher capitalized interest for the period ($35 million for the first nine months of 2002 as compared to $32 million for the first nine months of 2001) and lower interest rates, which was partially offset by additional interest expense related to increased fixed–rate debt. Settlements on interest rate swaps reduced interest expense by $5 million and $1 million during the first nine months of 2002 and 2001, respectively.

     Income Tax Expense – Income tax expense was $24 million and $39 million, respectively, for third quarter 2002 and 2001 and was $80 million and $212 million, respectively, for the nine months ended September 30, 2002 and 2001. The effective income tax rate during the first two quarters of 2002 was 45%. For the third quarter of 2002, the Company applied an effective income tax rate of approximately 46% to recurring items, and an effective income tax rate of 35% to the impairment, yielding a net effective rate of 78%. The income tax rate was 45% for both the third quarter and first nine months of 2001.

     Extraordinary Losses on Early Extinguishment of Debt – As discussed above, the Company recorded an after–tax extraordinary loss of $8 million, or ($0.04) per diluted share during the quarter ending September 30, 2002 as a result of debt repurchases.

     During second quarter 2001, the Company repurchased on the open market $22 million of its 8 3/8% senior subordinated notes due July 2008 and $25 million of its 8 7/8% senior

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

subordinated notes due July 2007. The repurchase of these notes resulted in an after–tax extraordinary loss of $3 million, or ($0.01) per diluted share.

     Upon the adoption of SFAS No. 145, which is required by January 1, 2003, the Company will reclassify these extraordinary losses as other expense with the related tax benefit reclassified into income tax expense.

Liquidity and Capital Resources

     Liquidity – The Company’s primary sources of liquidity are its cash on hand, cash flow from operations and available borrowing capacity under its credit facility. During the second and third quarters of 2002, the Company entered into a new revolving credit facility, took advantage of current low interest rates to refinance a significant portion of its debt by issuing low interest rate debt and sold certain non–core assets. As a result of these transactions and due to the timing of capital expenditures, the Company ended the third quarter with $131 million in cash.

     New Revolving Credit Agreement – During second quarter 2002 the Company entered into a four–year $1 billion Revolving Credit Agreement (the “credit facility”) due May 2006. The credit facility replaced the Company’s previous $500 million facility which was scheduled to mature in March 2004. The Company’s obligations under the credit facility are unsecured. The credit facility was used to repay existing indebtedness under the previous facility and additional borrowings will be used for working capital and general corporate purposes as needed. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of September 30, 2002, the Company’s outstanding borrowings under the credit facility were zero, and letters of credit totaled $28 million, leaving $972 million of available credit.

     Issuance of Lower Interest Rate Debt – The Company took advantage of current low interest rates to refinance a significant portion of its debt during third quarter 2002 by issuing $400 million of 4 3/8% senior notes due 2007. The proceeds were used to repay amounts outstanding under the credit facility which included balances used to retire debt earlier in the third quarter when the Company exercised call provisions for $175 million of its 8 7/8% senior subordinated notes due July 2007. In addition, the Company purchased $25 million of its 8 3/8% senior subordinated notes due July 2008. The 4 3/8% notes are redeemable at the Company’s option, and upon certain changes in control, the notes would be subject to a mandatory repurchase offer.

     The Company’s long–term debt totaled $1.4 billion and its debt to total capitalization ratio was 49% at September 30, 2002. This ratio does not take into consideration the Company’s positive cash balance of $131 million at September 30, 2002, which, if used to reduce debt, would result in a net debt to capitalization ratio of 46%.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Asset Sales – During third quarter 2002, the Company closed the sale of selected royalty, overriding royalty and mineral interests in various locations throughout the United States and a small working interest package in the Permian Basin for total net proceeds of $61 million. The Company currently expects additional sales of domestic oil and gas assets totaling approximately $15 million during the fourth quarter 2002.

     Operating Leases – At December 31, 2001, the Company was a party to construction–period lease agreements in which the lessors agreed to construct and lease to the Company two spars that would be used in the development of the Nansen and Boomvang fields in the Gulf of Mexico. The spars were completed and installed during first and second quarters of 2002 and the Company has entered into 20–year operating leases with the spar owners. The operating leases contain various options whereby the Company may purchase the lessors’ interests in the spars.

     Prepaid Commodity Transactions – In 1999 and 2000, the Company entered into two standard prepaid commodity transactions, one for crude oil and one for natural gas. The prepaid crude oil sales contract provides that the Company delivers approximately 5.6 MBbl per day of crude oil for the period February 2000 through May 2003. In exchange for the crude oil to be provided, the Company received an advance payment of approximately $100 million. The prepaid natural gas sales contract is a market–sensitive contract which, as amended, provides that the Company deliver 53,500 MMBtu per day of natural gas for 2003 and 55,600 MMBtu per day for 2004. In exchange for the natural gas to be provided, the Company received an advance payment of approximately $75 million.

     The obligations associated with the future delivery of the crude oil and natural gas have been recorded as deferred revenue in the Company’s accompanying Consolidated Balance Sheets, and the remaining unamortized balance was approximately $94 million as of September 30, 2002. The prepaid proceeds were shown as a component of cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows in the years in which they were received. The contracts are being amortized into revenue as scheduled deliveries of natural gas and crude oil are made.

     These transactions are reflected in Note 11 to the Company’s Consolidated Financial Statements, as well as in Management’s Discussion and Analysis, included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Oil and Gas Operations:
Leasehold acquisitions	$11,630	$37,784	$44,563	$71,750
Exploration costs	75,112	106,021	163,464	241,597
Development costs	91,701	89,901	268,421	310,531

	178,443	233,706	476,448	623,878
Other	3,760	5,313	13,025	13,214

Total Capital Expenditures	$182,203	$239,019	$489,473	$637,092

Acquisitions	$516	$1,789	$519	$305,267

     The Company’s capital expenditures totaled $489 million for the first nine months of 2002. Due to the timing of the Company’s 2002 work program, a significant portion of the Company’s capital expenditure budget will be used during the fourth quarter. The Company currently expects capital expenditures to total approximately $725 to $775 million for the year.

     Acquisitions for the first nine months of 2001 totaled $305 million and included the purchase of all outstanding shares of stock of Texoil, Inc., an independent oil and gas company, for a cash purchase price of $115 million plus assumed bank debt of $15 million. The Company also purchased oil and gas assets located primarily in East Texas and North Louisiana from EnSight Resources, L.L.C. for a purchase price of $118 million. In addition, the Company recognized a deferred tax liability of $50 million due to the excess of book over tax basis of the oil and gas properties acquired in the purchase of Texoil.

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its crude oil and natural gas reserves and continues to look for opportunities to strengthen and diversify its domestic and international position. The Company has historically funded its expenditures through cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non–strategic crude oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings.

     The Company expects to fund its expenditures from cash flows from operations based on anticipated commodity prices. Currently anticipated expenditures are subject to change if market conditions shift or new opportunities are identified. The revised 2002 capital expenditure budget was developed using certain assumed price levels for the sales of crude oil and natural gas. Changes in commodity prices could impact the Company’s cash flow from operations and funds available for reinvestment. For example, shortfalls in estimated cash flows from operations could result in the reduction of the Company’s capital spending program, increases in borrowing under the credit facility or divestments of properties. The Company will continue to evaluate its level of capital spending for the remainder of the year based upon drilling results, commodity

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

prices and cash flows from operations. The Company has not yet finalized its capital expenditure budget for 2003.

     Dividends – On September 25, 2002, the Company’s Board of Directors announced a quarterly common stock dividend of four cents per share payable on October 24, 2002. The amount of future dividends on OEI common stock will be determined on a quarterly basis by the Company’s Board of Directors and will depend on earnings, financial condition, capital requirements and other factors.

Accounting Pronouncements

      In 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. The Company will be required to adopt SFAS No. 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site reclamation and similar activities as part of its depreciation, depletion and amortization for oil and gas properties without recording a separate liability for such amounts. The Company has not yet completed its assessment of the impact of SFAS No. 143 on its financial condition and results of operations. It expects that adoption of the statement will result in increases in the capitalized costs of its oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations. The Company will recognize the effect of these adjustments as a cumulative effect of a change in accounting.

     During second quarter 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and requires that all gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 on or before January 1, 2003. With the adoption of SFAS No. 145, the classification of losses associated with extinguishments of debt that were previously recorded as extraordinary items will be reclassified as other expense with the related tax benefit reclassified into income tax expense.

     The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. This statement addresses financial accounting and reporting for costs

Ocean Energy, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94–3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). SFAS No. 146 applies to costs incurred in an “exit activity, ” which includes, but is not limited to, a restructuring, or a “disposal activity” covered by SFAS No. 144. SFAS No. 146 will be effective for the Company in January 2003. The Company does not believe there is any current impact of SFAS No. 146. It would instead affect the accounting for future exit or disposal activities.

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
  the political and economic climate in the foreign or domestic jurisdictions in which we conduct oil and gas operations, including potential adverse results of military or terrorist actions in those areas; and
  the effect on our results of operations and financial condition associated with implementing various accounting rules and regulations.

Ocean Energy, Inc.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     The Company experiences market risk primarily in the area of commodity prices. To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various oil and gas derivative financial instruments for its oil and gas production. (See Notes 1 and 4 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during 2002.) To calculate the potential effect of the derivatives contracts on future revenues, the Company applied the average New York Mercantile Exchange (“NYMEX”) or Brent, as applicable, oil and gas strip prices as of September 30, 2002 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in millions):

		Estimated Increase	Estimtaed Decrease
	Estimated	(Decrease)	in Revenues
	Decrease in Revenues	in Revenues with 10%	with 10%
Instrument	at Current Prices	Decrease in Prices	Increase in Prices

Oil collars	$(11)	$9	$(36)
Gas collars	$(3)	$--	$(11)
Gas swap of related trust	$(6)	$(1)	$(11)

Item 4. Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a–14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     None during third quarter 2002.

Ocean Energy, Inc.

Item 6. Exhibits and Reports on Form 8–K

(a) Exhibits:

#10.1

Seventh Amendment to the Ocean Energy, Inc. Long Term Incentive Plan for Non–Executive Employees, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S–8 (No. 333–100903), filed with the SEC on October 31, 2002.

*99.1	Certification of Chief Executive Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8–K:

     On August 1, 2002, the Company filed a Current Report on Form 8–K dated August 1, 2002 containing sworn statements of the Company’s principal executive officer and principal financial officer as required by SEC Order 4–460 (dated June 27, 2002). The item reported in such Current Report was Item 9 (Regulation FD Disclosure).

     On September 20, 2002, the Company filed a Current Report on Form 8–K dated September 17, 2002 concerning the issue and sale by the Company of $400 million aggregate principal amount of 4 3/8% senior notes due October 2007. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

Ocean Energy, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ocean Energy, Inc.

By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2002

By: /s/ Robert L. Thompson Robert L. Thompson Vice President and Controller (Principal Accounting Officer)

Date: November 12, 2002

Ocean Energy, Inc.

Certifications

I, James T. Hackett, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Ocean Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: \s\ James T. Hackett James T. Hackett Chairman of the Board, President and Chief Executive Officer

Ocean Energy, Inc.

Certifications

I, William L. Transier, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Ocean Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: \s\ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer

Ocean Energy, Inc.

Index To Exhibits

#10.1

Seventh Amendment to the Ocean Energy, Inc. Long Term Incentive Plan for Non–Executive Employees, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S–8 (No. 333–100903) filed with the SEC on October 31, 2002.

*99.1	Certification of Chief Executive Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.