Form 10-K/A
period 2002-12-31
OCEAN ENERGY INC /TX/
filed 2003-04-24
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10–K/A

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

     As of April 15, 2003, approximately 177,838,477 shares of Common Stock, par value $0.10 per share, were outstanding. As of June 28, 2002, the aggregate market value of the outstanding shares of Common Stock of the Company held by non–affiliates (based on the closing price of these shares on the New York Stock Exchange) was approximately $3.8 billion. For purposes of determining the above amount, all directors and executive officers are considered affiliates.

Documents Incorporated by Reference
None.

Ocean Energy, Inc.

Table of Contents

Page
Part III

Item 10. Directors and Executive Officers of the Registrant	1
Item 11. Executive Compensation	4
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters	11
Item 13. Certain Relationships and Related Transactions	14

Part IV
Item 15. Exhibits	15
Signatures	15
Certifications	16
Index to Exhibits	18

(i)

Ocean Energy, Inc.

Explanatory Note

     This Amendment to the Form 10–K originally filed by Ocean Energy, Inc. (the “Company”) on March 7, 2003 is being filed to provide information required by Part III of Form 10–K. On February 23, 2003, the Company, Devon Energy Corporation (“Devon”) and Devon Newco Corporation (“MergerSub”) entered into an Agreement and Plan of Merger that provides for the merger of MergerSub into the Company (the “Merger”). A special meeting of stockholders of the Company will be held on April 25, 2003 to consider and approve the Merger. In the event the Merger is approved and completed as anticipated, no annual meeting of stockholders for the Company will be held in 2003, and no definitive proxy statement will be distributed or filed. Consequently, the Company is filing this Amendment to supply the information that would otherwise have been included in the definitive proxy statement relating to its 2003 annual meeting of stockholders and incorporated by reference in its Form 10–K. Additional information about the effect of the Merger on the Company is available in the joint proxy statement/prospectus, as amended, relating to the special meeting of stockholders that was first mailed to stockholders of the Company on March 24, 2003 and in the Form 10–K, both of which are available on the Company’s website at www.oceanenergy.com.

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

     J. Evans Attwell, age 72, has been a Director of the Company since 1974. Mr. Attwell is the retired managing partner of Vinson & Elkins L.L.P.

     John B. Brock, age 70, was a Director of certain of the Company’s predecessor entities from 1989 until his election as a Director of the Company in March 1999. Mr. Brock is also a Director of Southwest Bank of Texas, Southwest Bancorporation of Texas, Inc., St. Luke's Episcopal Health System and St. Luke’s Episcopal Hospital. Mr. Brock served as Chairman of the Board of Ocean Energy, Inc. (“Old OEI”) from March 1998 until March 1999, when Old OEI was merged into the Company. He also served as Chairman of the Board of United Meridian Corporation ("UMC") from 1995 to March 1998, when UMC was merged into Old OEI. From 1989 to 1998, Mr. Brock held a variety of positions with UMC, including President and Chief Executive Officer from 1992 to March 1998.

     Milton Carroll, age 52, has been a Director of the Company since 1997. Mr. Carroll was appointed Chairman of the Board of Directors of CenterPoint Energy, Inc. in 2002. He has served as Chairman of the Board and Chief Executive Officer of Instrument Products, Inc. since 1977. He also serves as a Director of Health Care Service Corporation and TEPPCO Partners, LP.

     Thomas D. Clark, Jr., age 62, was a Director of a predecessor entity from 1997 until his election as a Director of the Company in March 1999. Dr. Clark holds the E. G. Schlieder Chair of Information Science at Louisiana State University. Dr. Clark served as the Dean of the College of Business Administration and held the Ourso Distinguished Professor of Business Chair at Louisiana State University from 1995 until 2002.

     Peter J. Fluor, age 55, has been a Director of the Company since 1980. Mr. Fluor has served as Chairman and Chief Executive Officer of Texas Crude Energy, Inc., a private oil and gas company, since January 2001. From 1997 through 2000, he was President and Chief Executive Officer of Texas Crude. He also serves as Lead Independent Director of Fluor Corporation.

Ocean Energy, Inc.

     Barry J. Galt, age 69, has been a Director of the Company since 1983. Mr. Galt also serves as a Director of Dynegy Inc., StanCorp Financial Group, Inc., Trinity Industries, Inc. and Friede Goldman Halter, Inc. Mr. Galt served as Vice Chairman of the Company from January 1999 to March 1999 and as Chairman of the Board of the Company from 1983 to December 1998.

     James T. Hackett, age 49, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Hackett served as Chairman of the Board of the Company from January 1999 to March 1999 prior to the Company's merger with Old OEI and was renamed Chairman of the Board in January 2000. Mr. Hackett is also a Director of Fluor Corporation, Kaiser Aluminum Corp., New Jersey Resources Corporation and Temple–Inland Inc. Mr. Hackett has been a Director of the Company since 1998. Prior to joining the Company, he served as Group President of the Energy Services division of Duke Energy from June 1997 through September 1998, following the merger of Duke Power Company and PanEnergy Corporation.

     Wanda G. Henton, age 51, has been a Director of the Company since May 2001. Ms. Henton is the Chair and Chief Executive Officer of Lloyd Bridge Advisory Corp.

     Robert L. Howard, age 66, has been a Director of the Company since 1999 and served as a Director of one of the Company’s predecessor entities between 1996 and 1999. Mr. Howard retired in 1995 from his position as Vice President of Domestic Operations, Exploration and Production, of Shell Oil Company. He is also a Director of Southwestern Energy Company and McDermott International Incorporated.

     Elvis L. Mason, age 69, was a Director of certain of the Company's predecessor entities from 1987 until his election as a Director of the Company in March 1999. Mr. Mason is a Principal of Elvis Mason & Associates, Inc. Consulting and Advisory Services. Mr. Mason served as Chairman of the Board of Directors of San Jacinto Holdings, Inc. from 1991 to 1999 and served as Managing Partner of Mason Best Company, L.P., a merchant banking firm, from 1984 to 1998. He served as Chief Executive Officer of San Jacinto Holdings, Inc. from 1991 to March 1999 and Safeguard Business Systems Inc. from August 1997 to March 1999 and from 1992 to October 1996.

     Charles F. Mitchell, M.D., age 54, has been a Director of the Company from 1999 and served as a Director of one of the Company's predecessor entities between 1995 and 1999. Dr. Mitchell, a physician and surgeon, has been a Senior Partner of ENT Medical Center in Baton Rouge, Louisiana since 1985. Dr. Mitchell is involved in numerous private investments.

     David K. Newbigging, age 69, was a Director of certain of the Company's predecessor entities from 1987 until his election as a Director of the Company in March 1999. Mr. Newbigging is Chairman of Friends’ Provident plc, Faupel Trading Group plc, Thistle Hotels plc, and Deputy Chairman of Benchmark Group plc. Mr. Newbigging is also a director of Merrill Lynch & Co., Inc. and PACCAR Inc. Mr. Newbigging has served as Chairman of Faupel Trading Group plc since January 1994, and as Chairman of Equitas Holdings Limited and Equitas Reinsurance Limited from December 1995 to October 1998, and Equitas Limited from March 1996 to October 1998. He was appointed Chairman of Thistle Hotels plc in March 1999.

     Dee S. Osborne, age 72, has been a Director of the Company since 1983. He is President of Crest Investment Company.

Ocean Energy, Inc.

Executive Officers of the Company

     For information concerning James T. Hackett, Chairman of the Board, President and Chief Executive Officer of the Company, please see “—Directors of the Company.”

     Robert K. Reeves, age 45, has been Executive Vice President, General Counsel and Secretary of the Company since March 1999. Mr. Reeves was Executive Vice President, General Counsel and Secretary of Old OEI from June 1997 to March 1999 and Senior Vice President, General Counsel and Secretary of Old OEI from May 1994 to June 1997.

     John D. Schiller, Jr., age 43, was elected to the position of Executive Vice President, Exploration and Production of the Company in March 2002. He had previously served as Executive Vice President, Operations since 2000 and Senior Vice President, North America Onshore and International Operations from 1999 to 2000. Mr. Schiller served as Senior Vice President, Operations of Seagull Energy Corporation from 1998 until the merger of Seagull and the Company. Before he joined Seagull, Mr. Schiller was employed for 13 years by Burlington Resources, most recently as Production Manager – Gulf Coast Division from 1997 to 1998 and Engineering Manager – Offshore Division from 1994 to 1997.

     William L. Transier, age 48, has been Executive Vice President and Chief Financial Officer of the Company since March 1999. Mr. Transier was Executive Vice President and Chief Financial Officer of Seagull from September 1998 to March 1999 and Senior Vice President and Chief Financial Officer of Seagull from May 1996 to September 1998. Mr. Transier also serves as a Director of Reliant Resources, Inc. and Cal Dive International, Inc.

     Robert L. Thompson, age 56, has been Vice President and Controller of the Company since January 2001. Mr. Thompson was a Senior Consultant with Cambridge Energy Research Associates from January 2000 to January 2001; a member of the merger transition team of Kerr McGee Corp. from February 1999 to December 1999; Vice President, Planning and Controller of Oryx Energy Company (“Oryx”) from September 1997 to February 1999; and Comptroller and Corporate Planning Director of Oryx from January 1995 to September 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than 10% of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the Securities and Exchange Commission (“SEC”) and to furnish the Company with copies of all Section 16(a) forms they file. Based upon the Company’s review of the Section 16(a) filings that have been received by the Company, the Company believes that all filings required to be made under Section 16(a) during 2002 were timely made.

Ocean Energy, Inc.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth the annual and long–term compensation for services in all capacities to the Company for the fiscal years ended December 31, 2002, 2001 and 2000, of the Chief Executive Officer and each of the other four most highly compensated executive officers for 2002 (together with the Chief Executive Officer, the “Named Officers”).

	Annual Compensation			Long–Term Compensation Awards

				Restricted	Securities
				Stock	Underlying	All Other
				Award(s)	Options/SARs	Compensation
Name & Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	(#)(2)	($)(3)

James T. Hackett	2002	$850,000	$850,000	$4,198,500	250,000	$218,302
Chairman of the Board,	2001	$754,167	$1,050,000	$2,236,875	130,000	$197,808
President and Chief Executive
Officer	2000	$606,148	$630,000	$1,404,688	150,000	$173,087

John D. Schiller, Jr.	2002	$408,333	$249,000	$1,399,500	125,000	$152,919
Executive Vice President	2001	$375,000	$375,000	$968,406	116,500	$130,360
Exploration & Production	2000	$342,828	$350,000	$137,109	50,000	$100,631

William L. Transier	2002	$376,042	$225,000	$1,399,500	125,000	$142,007
Executive Vice President and	2001	$375,000	$375,000	$968,406	116,500	$124,374
Chief Financial Officer	2000	$351,025	$350,000	$274,219	75,000	$92,528

Robert K. Reeves	2002	$350,000	$175,000	$839,700	90,000	$49,880
Executive Vice President,	2001	$350,000	$315,000	$581,875	70,000	$48,664
General Counsel and Secretary	2000	$350,000	$315,000	$137,109	50,000	$34,485

Robert L. Thompson(4)	2002	$200,417	$105,000	$186,600	30,000	$34,809
Vice President and Controller	2001	$191,667	$120,000	$48,563	20,000	$77,456
	2000	$--	$--	$--	--	$--

(1)

The restricted stock included in the table represents the fair market value of the entire restricted stock award on the date of grants. The Company currently pays dividends on its common stock. The following restricted stock grants were made during 2002: Mr. Hackett – 225,000 shares; Mr. Schiller – 75,000 shares; Mr. Transier – 75,000 shares; Mr. Reeves – 45,000 shares; and Mr. Thompson – 10,000 shares. All restricted stock grants in 2002 were made on January 2, 2002. All restricted stock grants have restrictions that lapse in equal annual increments during the three year period following the grant date except for 25,000 shares granted to Mr. Hackett that vested on January 3, 2002. However, the Company anticipates that the Merger will be completed and at the effective time of the Merger, all restrictions on restricted stock will lapse and each share of Ocean common stock will be exchangeable for 0.414 of a share of Devon common stock. The following is the aggregate number of shares of unreleased restricted stock and its value at December 31, 2002 for each of the listed officers: Mr. Hackett – 313,334 shares valued at $6,257,280; Mr. Schiller – 120,083 shares valued at $2,398,058; Mr. Transier – 126,333 shares valued at $2,522,870; Mr. Reeves – 74,583 shares valued at $1,489,423; and Mr. Thompson – 12,000 shares valued at $239,640. The restricted stock included in the table represents the fair market value of the restricted stock granted in 2002 as a result of the performance of the Company in 2001. On January 2, 2003, the Board of Directors also awarded restricted stock grants to the executive officers in the following amounts: Mr. Hackett – 22,368 shares; Mr. Reeves – 4,605 shares; Mr. Schiller – 6,552 shares and Mr. Transier – 5,921 shares. These 2003 restricted stock grants were based upon the performance of the Company in 2002. The restrictions on these restricted stock grants lapsed on January 3, 2003.

Ocean Energy, Inc.

(2)

At the effective time of the Merger, all outstanding Ocean stock options will vest and become options to purchase shares of Devon common stock, subject to adjustment for the 0.414 exchange ratio. No grants of stock appreciation rights have been made.

(3)

Amounts reported under "All Other Compensation" represent contributions by the Company to defined contribution plans, relocation expenses, parking or car allowances and premiums paid on life insurance policies, and, where applicable, amounts paid for personal use of aircraft chartered by the Company. In the case of Mr. Hackett, the amounts reported include annual premium payments paid by the Company for Mr. Hackett's Flexible Premium Adjustable Life Insurance policy of $1,390 for 2002, 2001, and 2000. In the case of Messrs. Schiller and Transier, the amounts reported for 2002 include amounts forgiven on January 1, 2002 for each, on July 22, 2002 for Mr. Schiller and on July 30, 2002 for Mr. Transier pursuant to the terms of Equity Ownership Program loans (See "Item 13. Certain Relationships and Related Transactions"). The total amount forgiven in 2002 was $97,244 for Mr. Schiller and $76,990 for Mr. Transier.

(4)	Mr. Thompson assumed his position with the Company on January 16, 2001.

Aggregated Option/SAR Exercises in Last Fiscal Year
And Fiscal Year–End Option/SAR Values

     The following is information with respect to options to purchase common stock under the Company’s stock option plans granted to the Named Officers and held by them on December 31, 2002.

			Number of Securities		Value of
			Underlying Unexercised		Unexercised In–the–
			Options/SARs at		Money Options/SARs at
	Shares		December 31, 2002 (#)		December 31, 2002 ($)(1)
	Acquired on	Value
	Exercise (#)	Realized ($)	Exercisable	Unexercisable (2)	Exercisable	Unexercisable (2)

James T. Hackett	264,678	$3,712,944	778,572	415,834	$7,154,036	$1,233,341
John D. Schiller, Jr.	25,000	$267,308	223,833	219,334	$2,251,534	$634,509
William L. Transier	124,034	$1,494,537	364,799	227,667	$1,992,744	$739,984
Robert K. Reeves	--	$--	625,370	153,334	$4,593,562	$484,964
Robert L. Thompson	6,666	$32,931	--	43,334	$--	$89,736

(1)	Based on the closing price on the NYSE Composite Tape for Common Stock on December 31, 2002 ($19.97 per share).

(2)

At the effective time of the Merger, all outstanding options will vest and become exercisable for Devon stock subject to the exchange ratio of 0.414 of a share of Devon common stock for each option to purchase one share of Company common stock.

Ocean Energy, Inc.

Option/SAR Grants in Last Fiscal Year

     The following is information with respect to grants of options in fiscal 2002 pursuant to the Company’s stock option plans to the Named Officers reflected in the Summary Compensation Table on page 4. No stock appreciation rights were granted under those plans in fiscal 2002.

	Individual Grants

	Number of	Percent of			Potential Realizable Value at
	Securities	Total			Assumed Annual Rates of
	Underlying	Options/SARs			Stock Price Appreciation for
	Options/SAR	Granted to	Exercise or		Option Term (2)
	Granted	Employees in	Base Price	Expiration
	(#)(1)	Fiscal Year	($/Sh)	Date	5%	10%

James T. Hackett	250,000	8.1%	$18.66	01/02/2012	$2,933,793	$7,434,809
John D. Schiller, Jr.	125,000	4.0%	$18.66	01/02/2012	$1,466,897	$3,717,404
William L. Transier	125,000	4.0%	$18.66	01/02/2012	$1,466,897	$3,717,404
Robert K. Reeves	90,000	2.9%	$18.66	01/02/2012	$1,056,166	$2,676,531
Robert L. Thompson	30,000	1.0%	$18.66	01/02/2012	$352,055	$892,177

(1)

All options were granted on January 2, 2002 at an exercise price of $18.66. All options vest in one–third increments on the first three anniversaries of the grant date. At the effective time of the Merger, all options will vest, and each option will become exercisable for 0.414 of a share of Devon common stock. The exercise price per share is equal to the closing price of common stock on the NYSE Composite Tape on the date of grant.

(2)

The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of common stock appreciates in value from the date of grant at the 5% and 10% annual rates of return prescribed by the SEC over the three–year period of the grant. For any individual whose service is terminated after the effective time of the Merger and, in connection with such termination, such individual is eligible to receive severance benefits, such individual’s non–qualified stock options that are exercisable on the date of such individual’s termination shall continue to be exercisable during the one–year period following such termination. These calculations are not intended to forecast possible future appreciation, if any, of the price of common stock.

Compensation Arrangements

Employment Agreements

     Mr. Hackett’s Employment Agreement. The following description of Mr. Hackett’s employment agreement discusses both the current agreement in effect between Mr. Hackett and the Company (the “Employment Agreement”) and the Employment Agreement, as amended, that will become effective at the effective time of the Merger (the “Amended Employment Agreement”). If the Merger is not consummated as expected, the terms of the Employment Agreement will continue in effect. The terms of Mr. Hackett’s severance agreement are discussed below.

Ocean Energy, Inc.

     Mr. Hackett’s Employment Agreement with the Company was entered into effective September 16, 1998. Mr. Hackett’s base salary was set in the employment agreement and is reviewed annually by the Organization and Compensation Committee as provided in the Employment Agreement. Under the terms of Mr. Hackett’s employment agreement, the Committee may increase Mr. Hackett’s salary but not decrease it. The Committee last increased Mr. Hackett’s base salary from $750,000 to $850,000 in 2001. The term of Mr. Hackett’s Employment Agreement is extended automatically for an additional year on each anniversary of the Employment Agreement, unless terminated prior to such renewal by either Mr. Hackett or the Company. Consequently, the remaining term of Mr. Hackett’s Employment Agreement always ranges from two to three years. However, if the Company terminates Mr. Hackett’s employment for cause (as defined in the agreement), or because of Mr. Hackett’s uncorrected material breach of the Employment Agreement, the Employment Agreement will terminate. Similarly, if Mr. Hackett voluntarily terminates his employment for reasons other than the Company’s uncorrected material breach of the Employment Agreement, his failure to be re–elected to the positions specified in the Employment Agreement, including as a director, the assignment of duties materially inconsistent with his positions, or the relocation of the principal place of his employment by more than 50 miles, the Employment Agreement will terminate. The Employment Agreement provides for Mr. Hackett to serve as the Company’s President and Chief Executive Officer and as Chairman of the Company’s Board of Directors. The Employment Agreement also includes non–competition provisions that apply while Mr. Hackett is employed by the Company and for two years following a termination of Mr. Hackett’s employment by reason of his disability. During his term of employment, Mr. Hackett will also receive various club memberships and certain other personal and business–related benefits.

     On February 23, 2003, Mr. Hackett entered into the Amended Employment Agreement contingent upon the consummation of the proposed Merger and under which Mr. Hackett will become the President and Chief Operating Officer of Devon at the effective time of the Merger. Mr. Hackett’s Amended Employment Agreement will continue in effect for a period of five years from the effective time of the Merger. Under the Amended Employment Agreement, he will suspend his rights under his Employment Agreement to terminate his employment due to a change in duties, responsibilities, positions or principal place of employment until May, 2004. Mr. Hackett will move temporarily to Oklahoma City and will be provided temporary housing in Oklahoma City and transportation to and from Houston. By May 1, 2004, Mr. Hackett will choose whether to permanently relocate to Oklahoma City. In the event Mr. Hackett chooses to relocate and continue in his position as President and Chief Operating Officer of Devon, his amended employment agreement will continue in effect. In the event Mr. Hackett chooses to terminate his employment with Devon, he will be entitled to receive retirement benefits under the Executive Supplemental Retirement Plan, benefits under the Amended Employment Agreement, and severance payments under the terms of his severance agreement, which has also been amended in anticipation of the Merger.

     The term of Mr. Hackett’s Amended Employment Agreement is for a period of five years from the effective time of the Merger and is extended automatically for an additional year on each anniversary of the Amended Employment Agreement, unless terminated prior to such renewal by either Mr. Hackett or Devon. However, if Devon terminates Mr. Hackett’s employment for cause (as defined in the agreement), or because of Mr. Hackett’s uncorrected material breach of the Amended Employment Agreement for reasons other than Devon’s uncorrected material breach of the Amended Employment Agreement, his failure to be re–elected to the positions specified in the Amended Employment Agreement, the assignment of duties materially inconsistent with his positions, or the relocation of the principal place of his employment by more than 50 miles, the Amended Employment Agreement will terminate. The Amended Employment Agreement also includes non–competition provisions that apply while Mr. Hackett is employed by Devon and for two years following a termination of Mr. Hackett’s employment by reason of his disability. During the term of employment, Mr. Hackett will also receive various club memberships and certain other personal and business–related benefits.

Ocean Energy, Inc.

     Mr. Schiller’s Employment Agreement. On March 19, 2003, Mr. Schiller’s employment agreement with the Company was amended in anticipation of the Merger. At the effective time of the Merger, Mr. Schiller will become Vice President — Exploration and Production of Devon. The amendment has the effect of suspending until May, 2004 certain change–of–control provisions in the agreement that would otherwise be triggered by the merger and would entitle Mr. Schiller to terminate his employment and receive a lump–sum cash payment and other benefits. Upon proper notice, Mr. Schiller may elect to terminate his employment on May 1, 2004 and receive severance payments. In the event of his termination for other than misconduct or disability during the term of his amended employment agreement, Mr. Schiller shall receive severance benefits of three times his base salary, three times his average bonus for the last two years and accident and group health insurance reduced by actual benefits received under a comparable policy provided by another employer.

     In the event the Merger is not consummated, Mr. Schiller’s existing employment agreement with the Company will remain in effect. Mr. Schiller entered into his employment agreement with the Company on July 20, 2000, for a term of five years. If the Company terminates Mr. Schiller’s employment because of his misconduct or disability (both as defined therein), his employment agreement will terminate. If Mr. Schiller resigns other than for good reason (as defined therein), the employment agreement will terminate. The employment agreement provides for Mr. Schiller to serve as Executive Vice President — Operations of the Company, but his title was later changed to Executive Vice President — Exploration & Production. Mr. Schiller’s salary is subject to review and possible increase by the Company’s Board of Directors on an annual basis. In the event of his termination for other than misconduct or disability during the term of his existing employment agreement, Mr. Schiller shall receive severance benefits of three times his base salary, three times his average bonus for the last two years and accident and group health insurance reduced by actual benefits received under a comparable policy provided by another employer. His severance benefits shall be subject to a gross–up for Section 280G penalty taxes. During his term of employment, Mr. Schiller will receive certain other personal and business–related benefits.

     Mr. Transier’s Employment Agreement. Mr. Transier entered into a five–year employment agreement with the Company effective June 22, 1999, which provides for Mr. Transier to serve as Executive Vice President and Chief Financial Officer of the Company. If the Company terminates Mr. Transier’s employment because of his misconduct or disability (both as defined therein), the employment agreement will terminate. If Mr. Transier resigns other than for good reason (as defined therein), the employment agreement will terminate. Mr. Transier’s salary is subject to review and possible increase by the Company’s Board of Directors on an annual basis. During his term of employment, Mr. Transier will receive certain other personal and business–related benefits.

     The Merger will constitute a “corporate change” for purposes of Mr. Transier’s employment agreement; and if Mr. Transier leaves the combined company for specified reasons, he will be entitled to full vesting of his outstanding options and severance benefits under his employment agreement. Mr. Transier’s severance benefits will be equal to three times his base salary in effect immediately prior to his termination, three times his average bonus received in the prior two years and three years of group health insurance reduced by actual benefits received under a comparable policy provided by another employer. His severance benefits shall be subject to a gross–up for Section 280G penalty taxes.

     Mr. Reeves’ Employment Agreement. Mr. Reeves entered into a five–year employment agreement with the Company effective June 22, 1999, which provides for Mr. Reeves to serve as Executive Vice President, General Counsel and Corporate Secretary of the Company. If the Company terminates Mr. Reeves’ employment because of his misconduct or disability (both as defined therein), the employment agreement will terminate. If Mr. Reeves resigns other than for good reason (as defined therein), the employment agreement will terminate. Mr. Reeves’ salary is subject to review and possible increase by the Company’s Board of Directors on an annual basis. During his term of employment, Mr. Reeves will receive certain other personal and business–related benefits.

Ocean Energy, Inc.

     The Merger will constitute a “corporate change” for purposes of Mr. Reeves’ employment agreement, entitling him to full vesting of his outstanding options and to severance benefits under his employment agreement. Mr. Reeves’ severance benefits will be equal to the total of three times his base salary in effect immediately prior to his termination, three times the average bonus he received in the prior two years and three years of group health insurance reduced by actual benefits received under a comparable policy provided by another employer. His severance benefits shall be subject to a gross–up for Section 280G penalty taxes.

Executive Severance Agreements

     Mr. Hackett and Mr. Thompson have each entered into an agreement with the Company that provides certain severance benefits in the event their employment is subject to an involuntary termination (as defined therein) within two years following a change of control (as defined therein) of the Company.

     Mr. Hackett’s severance agreement was amended in anticipation of the Merger. Under its terms, Mr. Hackett’s severance agreement may not be terminated for a period of two years following a change of control. The Merger will constitute a change of control and, at the effective time of the Merger, Mr. Hackett’s severance agreement may not be terminated for the two–year protected period.

     Mr. Hackett’s severance agreement provides for (a) the payment of 2.99 times the sum of annual salary and targeted incentive bonus reduced by the present value of any salary continuation, bonus or severance payments payable under Mr. Hackett’s employment agreement (b) where applicable, the payment of Mr. Hackett’s annual bonus if the involuntary termination occurs after a bonus is earned but before it is paid, (c) the continuation of health and insurance benefit coverage at active employee cost for up to thirty–six months, and (d) outplacement services up to a maximum cost of $6,000. Additionally, Mr. Hackett’s severance agreement provides that if any payments to Mr. Hackett by the Company would be subject to any excise tax imposed by section 4999 of the Code, a “gross–up” payment will be made to place him in the same net after–tax position as would have been the case if no excise tax had been imposed.

     Mr. Thompson’s Severance Agreement became effective as of January 16, 2001, with an initial term of three years. The Merger will constitute a change of control under his severance agreement and the severance agreement may not be terminated for two years following the effective time of the Merger.

     Mr. Thompson’s severance agreement provides for (a) the payment of 2.00 times the sum of annual salary and his average bonus for the two preceding fiscal years at the time of the change of control or the involuntary termination (b) the continuation of health and insurance benefit coverage at active employee cost for up to twenty–four months, and (c) outplacement services up to a maximum cost of $6,000. Additionally, Mr. Thompson’s severance agreement provides that if any payments to him by the Company would be subject to any excise tax imposed by section 4999 of the Code, a “gross–up” payment will be made to place him in the same net after–tax position as would have been the case if no excise tax had been imposed.

Ocean Energy, Inc.

Executive Supplemental Retirement Plan

     The Company has an Executive Supplemental Retirement Plan (the “Retirement Plan”) in which Messrs. Hackett, Schiller, Transier and Reeves participate. The Retirement Plan was established to provide supplemental retirement benefits for those employees who are designated by the Organization and Compensation Committee as participants and who complete the required period of employment with the Company. Benefits under the Retirement Plan constitute unfunded, unsecured obligations of the Company. The Retirement Plan provides a benefit for the surviving spouse of a participant who dies before retirement with a vested benefit. Each participant enters into a membership agreement (“Membership Agreement”) that sets forth the specific terms of his participation in the Retirement Plan as determined by the Organization and Compensation Committee.

     Subject to specified vesting requirements set forth in his Membership Agreement, a participant is entitled to receive upon termination of his employment by the Company or upon his normal retirement date as specified in his Membership Agreement, whichever is later, a pension equal to an applicable percentage of average monthly compensation described below and, unless provided otherwise in the participant’s Membership Agreement, reduced by 50% of his social security benefits. Unless otherwise provided in the participant’s Membership Agreement, the pension is payable during the joint lives of the participant and his spouse, if any, and during the life of the survivor upon the death of either the participant or his spouse, if any. Mr. Hackett is 90% vested in his benefits under the Retirement Plan and will be fully vested in September, 2003. Following the consummation of the Merger, Mr. Hackett’s service to Devon will count toward the vesting of his benefits under the Retirement Plan. The Company expects that Mr. Hackett will be fully vested under the Retirement Plan in September, 2003.

     For Mr. Hackett, the applicable percentage is 50%, and the average monthly compensation (including bonus) is determined based on the last thirty–six consecutive months of employment with the Company (or with Devon following the consummation of the Merger) but in no event less than the average monthly compensation as determined on January 1, 2003. Based upon Mr. Hackett’s average monthly compensation (including deemed annual salary and bonuses for years 2000, 2001, and 2002) of $168,916, the estimated vested accrued annual benefit for Mr. Hackett is $912,148.

     Messrs. Schiller, Transier and Reeves are 0% vested in their benefits under the Retirement Plan, and will be fully vested on January 1, 2006. For Messrs. Schiller, Transier and Reeves, the applicable percentage is 50%, and the average monthly compensation (including bonus) is determined based on the last thirty–six consecutive months of employment with the Company (or with Devon for those executives continuing with Devon after the Merger) but in no event less than the average monthly compensation as determined on January 1, 2003. However, for these participants, the pension is payable for a maximum of fifteen years, to the participant or, upon the death of the participant, to the participant’s spouse, if any. In the event of the participant’s disability, the benefit will commence upon the participant’s normal retirement date and be reduced by any benefits received under the Company’s long–term disability plan.

     The Merger will constitute a change of control under the terms of the Retirement Plan and will result in a pro–rata vesting of benefits for those executives other than Mr. Hackett who do not continue in the employment of the combined company following the Merger. For those executives who do not continue with the combined company, benefits payable to them under the Plan will vest in proportion to the number of months they have been employed by the Company since their admission to the Retirement Plan divided by the sixty months required for 100% vesting. For example, if an executive terminates his employment on April 30, 2003, he will have benefits that vest at 28/60 of the total that would have vested if the executive were employed until January 1, 2006.

Ocean Energy, Inc.

Compensation of Directors

     From January 1, 2002 to June 30, 2002, each Director of the Company who was not a full–time employee was paid an annual director’s fee of $37,500 plus $1,500 for each Board of Directors meeting attended and $1,250 for each Committee meeting attended. Each non–employee director who served as a committee chairman received an additional $5,000 per year. In addition, each director was reimbursed for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings. From July 1, 2002 to the present, each director of the Company who was not a full–time employee received an annual director’s fee of $37,500 plus $1,500 for each Board of Directors meeting and $1,250 for each committee meeting attended other than a meeting of the Audit Committee. Each non–employee director who served as a committee chairman from July 1, 2002 to December 31, 2002 received an additional fee of $5,000, except for the Chairman of the Audit Committee who received an additional amount of $7,500 for his service as Chairman of the Audit Committee. Audit Committee members received $1,750 for each Audit Committee meeting attended after July 1, 2002. Current director fees remain at the levels indicated for December 31, 2002.

     Stock Options and Restricted Stock. Each Director who is elected or appointed to the Board of Directors for the first time receives on the date of such Director’s election or appointment an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant, with 50% immediately vested and the remaining 50% vested on the next annual meeting of stockholders of the Company. The 2001 OEI Long Term Incentive Plan (the “Plan”) provides for the grant of options to acquire common stock to each director who is not also an employee of the Company (each a “Director”). On the date of any annual meeting of stockholders prior to the termination of the Plan, each Director who is continuing in office automatically receives an option to purchase 6,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant with one–third vested at each of the next three annual meeting dates. Because of the anticipated Merger with Devon, the Company does not anticipate that an annual meeting of stockholders will be held in 2003 and does not anticipate that the option to purchase 6,000 shares of common stock will be granted in 2003. All outstanding options have terms of ten years.

     The Company’s Directors Compensation Plan provides for a grant on the first trading day of each year to each non–employee director of 1,000 shares of restricted stock, which shall become vested and non–forfeitable as to one–third of the total grant on each of the first three anniversaries of the grant, or fully vested upon the change in control of the Company or upon the death or disability of the Director while serving as a Director. The Directors Compensation Plan also provides for severance payments to directors upon termination from the Board of Directors due to certain events, in an amount equal to the product of the Director’s years of service (not to be less than one or to exceed five) and the highest annual cash retainer in effect prior to such termination. At the effective time of the Merger, severance payments will be payable to the eight Directors of the Company that do not become Directors of Devon.

     Deferred Fee Plan. The Company has an Outside Directors Deferred Fee Plan (the “Deferred Fee Plan”), which is a non–qualified deferred compensation plan pursuant to which all directors who are not employees of the Company (“Outside Directors”) may elect to defer all or a portion of their directors’ fees. Outside Directors are permitted to make elections regarding the method of income crediting for these deferrals, which are credited based upon the performance of various investment funds selected by the committee responsible for administering the Deferred Fee Plan, including a fund investing in the common stock of the Company (the “Stock Fund”). To the extent that an Outside Director designates the Stock Fund for the deemed investment of all or a portion of the deferred fees, the Company will match the deferred fees in an amount equal to such investment and such matching amount as well as the designated portion of the deferred fees shall be credited to the Outside Director’s plan account and deemed invested in the Stock Fund. Any amounts deemed invested in the Stock Fund shall remain so invested until paid to the Outside Director after termination as a Director. The Company has established and funded a grantor trust with shares of common stock substantially equal to the amounts invested in the Stock Fund. As of March 15, 2003, all Outside Directors were participants in the Deferred Fee Plan.

Ocean Energy, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth for the equity compensation program of the Company as of December 31, 2002, the number of securities underlying, and the weighted–average exercise price of, outstanding options, warrants and rights and the number of securities remaining available for future issuance.

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted–average	under compensation plans
	upon exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan Category	warrants and rights	warrants and rights	in first column)

Equity compensation plans
approved by security holders	8,947,657	$16.29	3,486,279

Equity compensation plans not
approved by security holders (1)	9,307,926	12.79	2,859,300

Total	18,255,583	$14.51	6,345,579

(1)

The only equity compensation plan not approved by the Company’s stockholders that currently has shares available for issuance is the Ocean Energy, Inc. Long–Term Incentive Plan for Non–Executive Employees (“Non–Executive Plan”), which was assumed as a part of the merger of the Company with a predecessor entity. Shares under the Non–Executive Plan may be issued only to non–executive employees of the Company. The Non–Executive Plan qualified as a “broadly–based” plan under the rules of the New York Stock Exchange and, therefore, no shareholder approval of the Non–Executive Plan was required at the time of the adoption of the Non–Executive Plan. Under the Non–Executive Plan, the Administrative Committee may award any combination of options, stock appreciation rights, restricted stock, performance awards, bonus shares, phantom shares and cash awards to non–executive employees. The Committee may determine the exercise price and the vesting schedules of the awards. Awards under the Non–Executive Plan have a maximum term of ten years. The Non–Executive Plan will expire without renewal upon the consummation of the Merger with Devon. If Merger is not consummated, the Non–Executive Plan will expire without renewal at the Annual Meeting of Stockholders in 2003. The Non–Executive Plan was included as Exhibit 10.16 to the Company’s Form 10–K.

Ocean Energy, Inc.

Security Ownership of Directors and Management

     The following table sets forth the number of shares of Common Stock beneficially owned by each director, the Named Officers, and the directors and Named Officers of the Company as a group, as of March 31, 2003:

	Common Stock
	Beneficially Owned (1)
			Percent
	Number of Shares (2)		of Class

J. Evans Attwell	145,557	(3)	*
John B. Brock	1,058,340	(3)(4)	*
Milton Carroll	41,198	(3)	*
Thomas D. Clark, Jr.	61,896	(3)	*
Peter J. Fluor	146,351	(3)	*
Barry J. Galt	683,728	(3)	*
Wanda G. Henton	22,796	(3)	*
Robert L. Howard	79,562	(3)	*
Elvis L. Mason	86,330	(3)	*
Charles F. Mitchell, M.D.	82,252	(3)	*
David K. Newbigging	14,468	(3)	*
Dee S. Osborne	141,658	(3)	*
James T. Hackett	1,642,996	(5)	*
John D. Schiller, Jr.	634,862	(5)	*
William L. Transier	871,638	(5)	*
Robert K. Reeves	882,622	(5)	*
Robert L. Thompson	42,740	(5)	*

Directors and executive officers as a group:	6,638,994	(6)	3.7
(17 persons)

*	Less than 1%

(1)	Unless otherwise indicated, beneficial owners have sole voting and investment power with respect to the shares listed. Amounts shown are as of March 31, 2003.

(2)

Includes shares that the above named persons have a right to purchase within 60 days pursuant to stock options granted under the Company’s stock option plans. Such shares are allocated as follows: Mr. Attwell – 58,000; Mr. Brock – 821,000; Mr. Carroll – 12,000; Mr. Clark – 41,680; Mr. Fluor – 58,000; Mr. Galt – 398,000; Ms. Henton – 12,000; Mr. Howard – 54,800; Mr. Mason – 62,600; Dr. Mitchell – 56,360; Mr. Newbigging – 6,000; Mr. Osborne – 58,000; Mr. Hackett – 930,239; Mr. Schiller – 320,999; Mr. Transier – 470,298; Mr. Reeves – 695,370; Mr. Thompson – 16,667. Prior to exercising these options, the directors and officers will have no voting or investment power with respect to the underlying shares.

(3)

Includes share interest held in the Outside Directors Deferred Fee Plan as of March 31, 2003. Shares held are as follows: Mr. Attwell – 47,657; Mr. Brock – 6,029; Mr. Carroll – 27,198; Mr. Clark – 17,714; Mr. Fluor – 58,353; Mr. Galt – 3,189; Ms. Henton – 8,796; Mr. Howard – 18,762; Mr. Mason – 9,230; Dr. Mitchell – 9,870; Mr. Newbigging – 6,468; and Mr. Osborne – 29,065. Dr. Mitchell holds 11,700 shares in a profit sharing trust.

(4)

Includes 5,000 shares owned by his wife as separate property with respect to which Mr. Brock disclaims beneficial ownership because he has neither voting nor dispositive power with respect to such shares. Includes 10,832 shares held in an Individual Retirement Account.

(5)

Includes share interest held in the Ocean Retirement Savings Plan and the Supplemental Benefit Plan as of March 31, 2003. Shares held are as follows: Mr. Hackett – 100,129; Mr. Schiller – 44,759; Mr. Transier – 104,526; Mr. Reeves – 13,122; and Mr. Thompson – 2,990.

(6)

Includes 507,857 total share interest held for directors and executive officers as a group in the Ocean Retirement Savings Plan, Supplemental Benefit Plan and the Outside Directors Deferred Fee Plan as of March 31, 2003. Also, includes 4,072,013 shares for directors and executive officers as a group that such persons have the right to purchase within 60 days pursuant to options granted under the Company's stock option plans. Prior to exercising these options, said persons will have no voting or investment power with respect to the underlying shares.

Ocean Energy, Inc.

Principal Stockholders

     To the Company’s knowledge and based upon filings with the SEC, the only person who may be deemed to own beneficially more than 5% of the Company’s outstanding Common Stock (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act), as of March 31, 2003, is named in the following table:

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

State Street Research & Management Co.	9,116,951	5.17%
One Financial Center, 30th Floor
Boston, MA 02111–2690

Change in Control

     On February 23, 2003, the Company and Devon entered into an Agreement and Plan of Merger that provides for the merger of the Company and a subsidiary of Devon. A special meeting of stockholders of the Company is scheduled for April 25, 2003 to consider and approve the Merger. Additional information about the effect of the Merger on the Company is available in the joint proxy statement/prospectus, as amended, relating to the special meeting of stockholders that was first mailed to stockholders of the Company on March 24, 2003 as well as in the Company’s Form 10–K. The Merger, if it is approved by the stockholders of the Company and Devon and it is completed as anticipated by the Company, will constitute a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

     Mr. Schiller and Mr. Transier had outstanding loans from the Company that were repaid in full on July 22, 2002 by Mr. Schiller and on July 30, 2002 by Mr. Transier. These loans were extended in 1998 in order to encourage stock ownership by Messrs. Schiller and Transier and facilitated the immediate exercise of stock options.

	Largest Amount
	Outstanding (including	Amount Outstanding
	accrued interest) during	at December 31,
Name	2002	2002	Maturity Date	Interest Rate

John D. Schiller, Jr.	$404,403	$--	12/17/2002	4.8%
William L. Transier	$320,172	$--	12/17/2002	4.8%

     Each of these loans was secured by the shares of common stock acquired upon exercise of the stock options described above. Portions of the loans were forgiven in 1999, 2000, 2001 and 2002 based on the Company’s stock performance against its peer group and the respective tenure of Mr. Schiller and Mr. Transier with the Company.

Ocean Energy, Inc.

     The Company paid an annual consulting fee of $177,083 to Mr. Galt, a director of the Company, as part of a contractual severance agreement in relinquishing his role as a former officer of the Company. The obligation to pay the consulting fee terminated on May 31, 2002.

     During 2002, the Company retained the law firm of Vinson & Elkins L.L.P. (“V&E”) to perform various legal services for the Company. One of the members of the Board of Directors of the Company is a retired managing partner of V&E. Fees paid to V&E totaled approximately $1 million for the year ended December 31, 2002. V&E has been retained to perform similar services in 2003.

Part IV

Item 15. Exhibits

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

Ocean Energy, Inc.

Date: April 24, 2003	By: /s/ James T. Hackett James T. Hackett, Chairman of the Board, President and Chief Executive Officer

Ocean Energy, Inc.

Certifications

I, James T. Hackett, certify that:

1. I have reviewed this annual report on Form 10–K/A of Ocean Energy, Inc.;

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

Date: April 24, 2003	By: /s/ James T. Hackett James T. Hackett, Chairman of the Board, President and Chief Executive Officer

Ocean Energy, Inc.

Certifications

I, William L. Transier, certify that:

1. I have reviewed this annual report on Form 10–K/A of Ocean Energy, Inc.;

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

Date: April 24, 2003	By: /s/ William L. Transier William L. Transier Executive Vice President and Chief Financial Officer

Ocean Energy, Inc.

Index to Exhibits

*99.1	Certification of Chief Executive Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer of Ocean Energy, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

* Filed herewith