Form 10-Q
period 2003-03-31
DEVON OEI OPERATING INC
filed 2003-05-13
CIK 320321

Securities and Exchange Commission
Washington, D.C. 20549

Form 10–Q

(Mark One)

X                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

OR

__                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1–8094

Devon OEI Operating, Inc.
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

        Ocean Energy, Inc.
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Act). Yes X . No .

As of May 13, 2003, 1,000 shares of Common Stock, par value $0.10 per share, were outstanding.

Devon OEI Operating, Inc.

Index

Page Number
Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

Consolidated Statements of Operations for the Three Months
Ended March 31, 2003 and 2002	1

Consolidated Balance Sheets – March 31, 2003 and December 31, 2002	2

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2003 and 2002	3

Consolidated Statements of Comprehensive Income (Loss) for the Three
Months Ended March 31, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risks	20

Item 4. Controls and Procedures	20

Part II. Other Information	20

Signatures	22

Certifications	23

Index to Exhibits	25

(i)

   Item 1.  Unaudited Consolidated Financial Statements

Devon OEI Operating, Inc.
Consolidated Statements of Operations
(Amounts in Thousands Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$420,695	$220,329

Costs of Operations:
Operating expenses	87,568	69,483
Depreciation, depletion and amortization	107,136	83,204
General and administrative	18,929	15,554

	213,633	168,241

Operating Profit	207,062	52,088

Other (Income) Expense:
Interest expense	16,327	14,368
Merger expense	327	--
Interest income and other	(283)	507

Income Before Income Taxes	190,691	37,213
Income Tax Expense	81,506	16,746

Income Before Change in Accounting Principle	109,185	20,467
Cumulative Effect of Change in Accounting Principle, Net of Tax	12,914	--

Net Income	122,099	20,467
Preferred Stock Dividends	813	813

Net Income Available to Common Stockholders	$121,286	$19,654

Basic Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Change	$0.62	$0.11
Cumulative Effect of Accounting Change, Net of Tax	0.07	--

Net Income to Common Stockholders	$0.69	$0.11

Diluted Earnings Per Common Share:
Income Before Cumulative Effect of Accounting Change	$0.59	$0.11
Cumulative Effect of Accounting Change, Net of Tax	0.07	--

Net Income	$0.66	$0.11

Cash Dividends Declared Per Common Share	$0.04	$0.04

Weighted Average Number of Common Shares Outstanding:
Basic	175,920	172,103

Diluted	184,246	180,333

See accompanying Notes to Consolidated Financial Statements.

Devon OEI Operating, Inc.
Consolidated Balance Sheets
(Amounts in Thousands Except Share Data)
(Unaudited)

	March 31,	December 31,

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$59,105	$85,850
Accounts receivable, net	283,830	211,685
Other current assets	88,914	117,174

Total Current Assets	431,849	414,709

Property, Plant and Equipment, at cost, full cost method for oil and gas properties:
Proved oil and gas properties	5,478,245	5,185,023
Oil and gas properties excluded from amortization	886,660	752,712
Other	169,355	167,939

	6,534,260	6,105,674
Accumulated Depreciation, Depletion and Amortization	(2,760,782)	(2,701,007)

	3,773,478	3,404,667

Other Assets	72,220	74,020

Total Assets	$4,277,547	$3,893,396

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts and notes payable	$413,003	$386,038
Accrued interest payable	31,994	33,202
Accrued liabilities	54,602	46,078
Current portion of long–term debt	100,997	1,132

Total Current Liabilities	600,596	466,450

Long–Term Debt	1,430,555	1,442,790
Deferred Revenue	70,017	86,545
Asset Retirement Obligation	92,634	--
Deferred Income Taxes	281,220	213,963
Other Noncurrent Liabilities	112,771	108,939

Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized 10,000,000 shares;
issued 50,000 shares	50	50
Common stock, $0.10 par value; authorized 520,000,000 shares;
issued 180,321,733 and 178,887,756 shares, respectively	18,032	17,888
Additional paid–in capital	1,660,038	1,634,038
Retained earnings	117,089	2,949
Treasury stock, at cost; 2,503,191 and 2,562,430 shares,
respectively	(35,056)	(35,109)
Deferred compensation and other	(26,565)	(14,626)
Accumulated other comprehensive loss	(43,834)	(30,481)

Total Stockholders’ Equity	1,689,754	1,574,709

Total Liabilities and Stockholders’ Equity	$4,277,547	$3,893,396

See accompanying Notes to Consolidated Financial Statements.

Devon OEI Operating, Inc.
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Activities:
Net income	$122,099	$20,467
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	107,136	83,204
Cumulative effect of change in accounting principle	(12,914)	--
Deferred income taxes	58,945	12,560
Tax benefit from stock option exercises	2,588	3,874
Other	5,067	2,840
Changes in operating assets and liabilities, net of acquisitions:
Increase in accounts receivable	(72,145)	(25,073)
Decrease (increase) in other current assets and other	32,200	(6,438)
Decrease in accounts payable	(12,820)	(45,044)
Amortization of deferred revenue	(16,527)	(7,437)
Increase (decrease) in accrued expenses and other	15,203	(5,310)

Net Cash Provided by Operating Activities	228,832	33,643

Investing Activities:
Oil and gas capital expenditures	(359,121)	(145,855)
Acquisition costs, net of cash acquired	(1,668)	(37)
Corporate and other capital expenditures	(1,526)	(6,192)
Proceeds from sales of property, plant and equipment	3,412	1,080

Net Cash Used in Investing Activities	(358,903)	(151,004)

Financing Activities:
Proceeds from debt	567,200	393,500
Principal payments on debt	(463,875)	(269,152)
Proceeds from issuance of common stock	7,087	10,768
Dividends paid	(7,086)	(6,922)
Other	--	(117)

Net Cash Provided by Financing Activities	103,326	128,077

Increase (Decrease) in Cash and Cash Equivalents	(26,745)	10,716

Cash and Cash Equivalents at Beginning of Period	85,850	20,006

Cash and Cash Equivalents at End of Period	$59,105	$30,722

See accompanying Notes to Consolidated Financial Statements.

Devon OEI Operating, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Net income	$122,099	$20,467

Other comprehensive income (loss), net of tax:
Net change in fair value of derivative financial instruments	22,048	(38,150)
Financial derivative settlements taken to income	(35,401)	5,866
Other	--	364

	(13,353)	(31,920)

Comprehensive income (loss)	$108,746	$(11,453)

See accompanying Notes to Consolidated Financial Statements.

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

Note 1. Presentation of Financial Information

     The consolidated financial statements of Devon OEI Operating, Inc., formerly Ocean Energy, Inc. (“Ocean” or “the Company”), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and, accordingly, certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. Certain reclassifications of amounts previously reported have been made to conform to current year presentations.

     On February 23, 2003, Ocean entered into an Agreement and Plan of Merger with Devon Energy Corporation (“Devon”) providing for the merger of Ocean with a subsidiary of Devon with Ocean being the surviving corporation and becoming a wholly–owned subsidiary of Devon. On April 25, 2003, the stockholders of Ocean approved the merger and the stockholders of Devon approved the issuance of the shares of Devon common stock in the merger. The merger was thereafter consummated and Ocean was renamed Devon OEI Operating, Inc. In connection with the merger, each Ocean stockholder received 0.414 shares of common stock of Devon for each share of Ocean common stock they owned as of the date of the merger. The merger is expected to qualify as a tax–free transaction with no gain or loss recognized for U.S. Federal income tax purposes by the Ocean stockholders upon receipt of Devon common stock in exchange for shares of Ocean common stock except for cash received in exchange for fractional shares. The amounts reported in the Company’s accompanying consolidated financial statements do not give effect to the merger.

     The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2002.

     Oil and Gas Properties – The Company uses the full cost method to account for its oil and gas exploration and production activities. Proved oil and gas properties include costs accumulated on a country–by–country basis. Oil and gas properties excluded from amortization include costs for exploration activities occurring in areas where the existence of proved reserves has not yet been determined, and portions of costs associated with major development projects where quantities of proved reserves attributable to these projects have not been ascertained. At March 31, 2003, oil and gas properties excluded from amortization include: United States ($548 million), Equatorial Guinea ($67 million), Egypt ($31 million), Angola ($100 million), Nigeria ($93 million), Brazil ($41 million) and other international locations ($7 million).

     The Company capitalizes interest and certain employee–related costs that are directly attributable to capital expenditures for exploration and development activities. For the three months ended March 31, 2003 and 2002, the Company capitalized interest in the amount of $10 million and $13 million, respectively, and certain employee–related costs in the amount of $17 million for both periods.

     The Company has changed its method for estimating proved reserves effective first quarter 2003 to conform to the SEC’s interpretation of its guidelines regarding the recording of proved reserve estimates of oil and gas deposits located below the lowest known hydrocarbon identified by way of well penetration where such reserves are not supported by production data. Although the Company believes that its method of estimating and recording such reserves has been technically sound and consistent with industry standards, the Company has decided to make this change to its method, after SEC review, to be consistent with the SEC’s interpretation of its applicable regulations and guidelines. This change of method does not apply to any of the Company’s fiscal periods ending before January 1, 2003.

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

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

     Reclassification of General and Administrative Expense – The Company expenses employee costs associated with production and other operating activities and general corporate activities. In prior years, a portion of costs related to certain administrative functions that support the Company’s ongoing operating activities were included in operating expense. During 2002, the Company began classifying the costs of these administrative functions as general and administrative expense. As a result, previous years have been reclassified to conform to current year presentation. While this reclassification had no effect on net income, it did decrease operating expense, and increase general and administrative expense, by $6 million for first quarter 2002.

     Stock–Based Compensation – The Company currently has stock option plans and an employee stock purchase plan. The Company accounts for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company’s common stock on the date of grant. The Company also records no compensation expense for employee purchases of stock under its employee stock purchase plan because the plan is considered noncompensatory under APB No. 25. The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method, using the Black–Scholes options–pricing model to determine the fair value of each option grant on the date of grant:

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$122,099	$20,467
Add: Stock–based employee compensation expense
included in reported net income, net of related tax effects	2,076	1,622
Deduct: Total stock–based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(4,896)	(4,832)

Pro forma	$119,279	$17,257

Earnings per share:
Basic – as reported	$0.69	$0.11
Basic – pro forma	$0.67	$0.10

Diluted – as reported	$0.66	$0.11
Diluted – pro forma	$0.65	$0.10

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

     Earnings Per Share – The following table provides a reconciliation between basic and diluted earnings per share (stated in thousands except per share data):

	Net Income
	Available to	Weighted Average	Earnings
	Common	Common Shares	Per Share
	Stockholders	Outstanding	Amount

Three Months Ended March 31, 2003:
Basic	$121,286	175,920	$0.69
Effect of dilutive securities:
Stock options	--	4,800
Convertible preferred stock	813	3,526

Diluted	$122,099	184,246	$0.66

Three Months Ended March 31, 2002:
Basic	$19,654	172,103	$0.11
Effect of dilutive securities:
Stock options	--	4,742
Convertible preferred stock	813	3,488

Diluted	$20,467	180,333	$0.11

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

     Options to purchase shares of common stock are excluded from the computation of diluted earnings per share when their exercise prices are greater than the average market price of the common shares during the period. The following options were excluded from the computation of diluted earnings per share (options in thousands):

	Three Months Ended March 31,

	2003	2002

Weighted average options excluded from
computation of diluted earnings per share	8,120	7,174
Option exercise price range	$19.55 - $36.54	$17.91 - $36.54

These options expire at various dates through 2013.

     As of April 16, 2003, a preferred stockholder elected to convert 6,000 shares of Series B preferred stock to 409,836 shares of Company common stock.

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

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

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

     The Company may also utilize derivative financial instruments to hedge exposure to interest rates. Instruments may include contracts to convert the interest rate on fixed-rate debt to floating, or contracts to convert the interest rate on floating–rate debt to fixed. Both types of contracts are reflected at fair value in the Company’s Consolidated Balance Sheets. The Company currently only has contracts that convert the interest rates on its fixed–rate debt to floating. These transactions qualify as fair value hedges. Therefore, the related portion of fixed–rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in its fair value attributable to the interest rate risk being hedged. The gains or losses on the derivative financial instrument and the hedged item, as well as the settlements on the derivative financial instrument, are recognized currently in interest expense. The net effect of this accounting on the Company’s operating results is that interest expense on the portion of fixed–rate debt being hedged is generally recorded based on variable interest rates.

     Accounting Pronouncements – Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) requires entities to record the liability for asset retirement obligation at fair value in the period in which it is incurred and a corresponding increase in the carrying amount of the related long–lived asset. This statement is required to be adopted for periods after December 31, 2002 using a cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company adopted SFAS No. 143 as of January 1, 2003. The adoption of this statement resulted in the recognition of a liability for asset retirement obligations of $94 million, $1 million of which was included in accrued liabilities and $93 million of which was included in other noncurrent liabilities, a corresponding increase in property, plant and equipment of $116 million in the Company’s Consolidated Balance Sheets, and a cumulative accounting adjustment of $13 million, net of $9 million deferred tax expense, included in the Company’s Consolidated Statements of Operations as the effect of the change in accounting principle. As of January 1, 2003, the capitalized costs related to asset retirement obligations are being included in the full cost pool.

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

     A reconciliation of the Company’s liability for the three months ended March 31, 2003, is as follows (in thousands):

Balance upon adoption at January 1, 2003:	$93,830
Liabilities incurred	--
Liabilities settled	(2,728)
Accretion expense	1,532
Revisions to estimate	--

Balance at March 31, 2003	$92,634

     Pro forma effects for the three months ended March 31, 2002, assuming the adoption of SFAS No. 143 as of January 1, 2002, were not material to the Company’s results of operations. The associated pro forma asset retirement obligation on that date would have been approximately $82 million.

Note 2. Supplemental Disclosures of Cash Flow Information

     Supplemental disclosures of cash flow information (stated in thousands) are as follows:

	Three Months Ended March 31,

	2003	2002

Cash paid during the period for:
Interest	$25,981	$37,260
Income taxes	$4,697	$1,479

Note 3. Financial Instruments

     The Company has the following volumes under derivative contracts related to its oil and gas producing activities:

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

				Weighted
		Instrument	Daily	Average
Production Period	Index	Type	Volumes	Price

Crude Oil:
04/01/03 – 12/31/03	WTI	3–way Collar (1)	43 MBbl	$19.00 – 23.00 – 27.98
04/01/03 – 12/31/03	Dated Brent	3–way Collar(1)	10 MBbl	$19.00 – 23.00 – 27.22
04/01/03 – 12/31/03	Dated Brent	Swap	35 MBbl	$26.63

Natural Gas:
04/01/03 – 12/31/03	NYMEX	3–way Collar(1)	120,000 MMBtu	$2.50 – 3.50 – 5.00
04/01/03 – 12/31/03	NYMEX	Collar	50,000 MMBtu	$3.75 – 5.26
04/01/03 – 12/31/03	NYMEX	Swap	185,000 MMBtu	$4.82
04/01/03 – 06/30/03	NYMEX	Collar	20,000 MMBtu	$3.75 – 5.06
09/01/03 – 10/31/03	NYMEX	Collar	20,000 MMBtu	$3.75 – 5.23

Gas Swap of
Related Trust:
04/01/03 – 12/31/03	NYMEX	Swap	11,100 MMBtu	$3.60
01/01/04 – 12/31/04	NYMEX	Swap	9,600 MMBtu	$3.41
01/01/05 – 12/31/05	NYMEX	Swap	8,300 MMBtu	$3.28
(1)

A “3–way collar” combines a sold call, a purchased put and a sold put. The purchased put and sold put establish a floating minimum price (“floating floor”) and the sold call establishes a maximum price (“ceiling price”) the Company will receive for the volumes under contract.

     The change in fair value of derivative financial instruments included in oil and gas revenues comprises the following (amounts in thousands):

	Three Months Ended March 31,

	2003	2002

Financial derivative settlements transferred from
other comprehensive income	$(57,330)	$9,499
Net change in fair market value of options	(137)	--
Ineffective portion of derivative financial
instruments	(238)	(38)

Increase (decrease) in revenues from derivative
financial instruments qualifying as cash
flow hedges	(57,705)	9,461
Decrease in revenues from other oil and gas
derivative financial instruments	(593)	(1,737)

Increase (decrease) in revenues from oil and gas
derivative financial instruments	$(58,298)	$7,724

      If commodity prices were to stay the same as they were at March 31, 2003, approximately $38 million of net deferred losses related to these fair values included in accumulated other comprehensive loss at March 31, 2003 would be reversed during the next 12 months as the forecasted transactions actually occur, and settlements would be recorded as a reduction in revenues. All forecasted transactions currently being hedged are expected to occur by December 2005.

Devon OEI Operating, Inc.
Notes to Consolidated Financial Statements
 (Unaudited)

     The Company has also entered into interest rate swap agreements relating to its 7 5/8% senior notes due July 2005 and its 7 7/8% senior notes due August 2003. Under the terms of the agreements, the counterparties pay the Company a weighted average fixed annual rate of 7.74% on total notional amounts of $225 million, and the Company pays the counterparties a variable annual rate equal to the six–month LIBOR rate on the respective settlement dates plus a weighted average rate of 2.73%. At March 31, 2003, the six–month LIBOR rate was 1.26%. The swap agreements remain in effect through the maturity dates of the respective notes. The swap agreements have been designated as fair value hedges pursuant to SFAS No. 133. Interest expense for the three–month period ended March 31, 2003 and 2002 was reduced by $2 million and $1 million, respectively, as a result of the interest rate swaps.

Note 4. Debt

     The Company’s 7 7/8% senior notes, in the amount of $100 million, are due in August 2003. These notes are classified as a current liability in the Consolidated Balance Sheets.

     The Company’s 8 3/8% senior subordinated notes due July 2008, in the amount of $200 million, are redeemable at a premium beginning in July 2003.

     The Company’s credit facility was amended on April 17, 2003 to waive the change of control provision, to reduce the aggregate commitments of the lenders, pro rata among the lenders, from $1 billion to $300 million, and to provide that the full amount of the $300 million commitment could be utilized for letters of credit.

Note 5. Contingencies

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

     A lawsuit captioned Breakwater Partners, LP v. James T. Hackett, et. al. (Case No. 2003–10161) was filed on February 27, 2003 in the District Court of Harris County, Texas, naming as defendants Ocean and all of the members of Ocean’s board of directors. The complaint generally alleged that the 0.414 exchange ratio in the merger was inadequate and unfair to Ocean common stockholders; and that the defendants breached their fiduciary duties to Ocean stockholders, including the duty of care and the duty of loyalty, or aided and abetted in the breach of those fiduciary duties. The District Court granted the Special Exceptions filed by the defendants and the lawsuit was dismissed without prejudice on April 1, 2003.

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding the financial position, results of operations and cash flows for the quarters ended March 31, 2003 and 2002 of Devon OEI Operating, Inc., formerly Ocean Energy, Inc. (“Ocean” or “the Company”).

     On February 23, 2003, Ocean entered into an Agreement and Plan of Merger with Devon Energy Corporation (“Devon”) providing for the merger of Ocean with a subsidiary of Devon with Ocean being the surviving corporation and becoming a wholly–owned subsidiary of Devon. On April 25, 2003, the stockholders of Ocean approved the merger and the stockholders of Devon approved the issuance of the shares of Devon common stock in the merger. The merger was thereafter consummated and Ocean was renamed Devon OEI Operating, Inc. In connection with the merger, Ocean stockholders received 0.414 shares of common stock of Devon for each share of Ocean common stock they owned as of the date of the merger. The merger is expected to qualify as a tax–free transaction with no gain or loss recognized for U.S. Federal income tax purposes by the Ocean stockholders upon receipt of Devon common stock in exchange for shares of Ocean common stock except for cash received in exchange for fractional shares. The discussion included in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 3. Quantitative and Qualitative Disclosures About Market Risks do not give effect to the merger.

     The Company’s accompanying unaudited consolidated financial statements and the notes thereto and the consolidated financial statements and notes thereto included in the Annual Report on Form 10–K for the year ended December 31, 2002 contain detailed information that should be referred to in conjunction with the following discussion. The Annual Report on Form 10–K for the year ended December 31, 2002 also includes a discussion of the Company’s critical accounting policies and contractual obligations.

Results of Operations

     During first quarter 2003, the Company continued to experience the effects of higher commodity prices. Average realized prices, excluding the impact of financial derivatives, have increased approximately 19% for crude oil and 52% for natural gas from fourth quarter 2002.

Oil and Gas Operations
(Amounts in Thousands)

	Three Months Ended March 31,

	2003	2002

Oil and Gas Operations:
Revenues:
Crude oil	$211,747	$128,305
Natural gas	208,948	92,024

	420,695	220,329

Operating expenses	87,568	69,483
Depreciation, depletion and amortization	103,250	80,508

Operating profit	229,877	70,338
Corporate	(22,815)	(18,250)

Total operating profit	$207,062	$52,088

     Oil Revenues – Revenues from sales of crude oil increased $84 million, or 66%, to $212 million for first quarter 2003 compared to $128 million for first quarter 2002. The change in revenues included:

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  An increase in revenues of $86 million due to the increase in crude oil prices. The average realized price for oil, excluding the impact of financial derivatives, increased 56% to $28.58 for first quarter 2003 compared to $18.32 for first quarter 2002.
  An increase in revenues of $26 million due to increases in production. Average daily oil production increased 21% to 93 MBbl for first quarter 2003 compared to 77 MBbl for first quarter 2002. Higher production volumes were primarily attributable to new deepwater production in the Gulf of Mexico and continued success of Zafiro field exploitation initiatives in Equatorial Guinea.
  A negative net quarter–over–prior–year quarter change of $28 million relating to the Company’s use of crude oil derivative financial instruments. The effect of derivative financial instruments on oil revenues was a decrease of $27 million for first quarter 2003 as compared to an increase of $1 million for first quarter 2002.

     Gas Revenues – Revenues from sales of natural gas have increased $117 million, or 127%, to $209 million for first quarter 2003 compared to $92 million for first quarter 2002. The change in revenues included:

  An increase in revenues of $145 million due to the increase in gas prices. The average realized price for natural gas, excluding the impact of financial derivatives, increased 152% to $6.05 per Mcf for first quarter 2003 as compared to $2.40 for first quarter 2002.
  An increase in revenues of $10 million due to increases in production. Average daily production for first quarter 2003 increased 12% to 441 MMcf, as compared to first quarter 2002 volumes of 393 MMcf. Higher production volumes were primarily attributable to new deepwater production in the Gulf of Mexico.
  A negative net quarter–over–prior–year quarter change of $38 million relating to the Company’s use of natural gas derivative financial instruments. The effect of derivative financial instruments on natural gas revenues was a decrease of $31 million for first quarter 2003 as compared to an increase of $7 million for first quarter 2002.

     Commodity prices fluctuate significantly in response to numerous factors such as supply and demand. Since most of the Company’s gas reserves and production are in the United States, future natural gas prices will be dependent primarily on the U. S. economic environment, North American weather patterns, other factors affecting demand such as substitute fuels, the impact of drilling levels on natural gas supply and environmental and access issues that limit future drilling activities for the industry. The Company expects that oil prices will fluctuate significantly in the future as a result of ongoing tensions in the Middle East, including the aftermath of the conflict in Iraq, actions of OPEC and its maintenance of production constraints, as well as other economic, political and environmental factors.

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Data

	Three Months Ended March 31,

	2003	2002

Net Daily Oil and NGL Production (Bbl):
Domestic	40,982	28,103
Equatorial Guinea	35,267	30,472
Egypt	8,320	10,833
Other International	8,359	7,979

Total	92,928	77,387

Average Oil and NGL Prices ($ per Bbl):
Domestic	$30.93	$18.31
Equatorial Guinea	$28.91	$19.48
Egypt	$28.43	$19.46
Other International	$15.79	$12.35
Weighted Average	$28.58	$18.32
Average Oil and NGL Prices Including the Impact
of Financial Derivatives ($ per Bbl)	$25.32	$18.42

Net Daily Natural Gas Production (Mcf):
Domestic	413,282	365,592
International	27,472	27,826

Total	440,754	393,418

Average Natural Gas Prices ($ per Mcf):
Domestic	$6.19	$2.38
International	$3.87	$2.62
Weighted Average	$6.05	$2.40
Average Natural Gas Prices Including the Impact
of Financial Derivatives ($ per Mcf)	$5.27	$2.60

Wells Drilled:
Gross	70	37
Net	39	20
Success Rate	79%	86%

     All price information excludes the impact of financial derivatives, unless otherwise stated.

     For first quarter 2003, average daily production was 166 MBOE per day, an increase of 16% over first quarter 2002 average daily production of 143 MBOE per day. The Company expects its production to continue to increase during 2003 as a result of increased production from the deepwater Gulf of Mexico, Equatorial Guinea and Egypt, net of anticipated declines in onshore and Gulf of Mexico shelf areas including the impact of asset sales that occurred in late 2002.

     Operating Expenses – Total operating expenses increased $19 million, or 28%, to $88 million for first quarter 2003 as compared to $69 million for first quarter 2002 primarily due to the 16% increase in production. Increasing deepwater production has resulted in higher transportation and lease operating expenses (including lease expense related to the Nansen and Boomvang spars). In addition, higher commodity prices resulted in an increase in production taxes. Operating expenses were $5.85 per BOE and $5.40 per BOE for first quarter 2003 and 2002, respectively.

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Depreciation, Depletion and Amortization Expense – Total depreciation, depletion and amortization (DD&A) expense for oil and gas operations increased 27%, or $22 million, to $103 million for first quarter 2003 as compared to $81 million for first quarter 2002. This increase was primarily due to an increase in production. DD&A expense per BOE related to oil and gas operations increased 10% to $6.89 per BOE for first quarter 2003 as compared to $6.26 per BOE for first quarter 2002 due to higher estimated future development costs and 2002 finding and development cost of $12.11 per BOE.

Corporate

     Corporate expenditures are comprised of general and administrative expenses and the DD&A expense for non–oil and gas assets.

     General and Administrative Expenses – General and administrative expenses increased $3 million, or 19%, to $19 million for first quarter 2003 compared to $16 million for first quarter 2002. The difference was due primarily to the increase in employee related costs and transportation expenses.

     Merger Expense – Merger expense of $327,000 associated with the merger of Ocean and Devon was recorded in first quarter 2003 and consisted primarily of professional fees and transportation expenses.

     DD&A – DD&A expense for non–oil and gas assets was approximately $4 million and $2 million for first quarter 2003 and 2002, respectively.

Other

     Interest Expense – Interest expense for first quarter 2003 increased $2 million, or 14%, to $16 million from $14 million for first quarter 2002. This increase was due to an increase in fixed–rate debt. Settlements on interest rate swaps reduced interest expense by $2 million for first quarter 2003 and $1 million for first quarter 2002.

     Income Tax Expense – Income tax expense of $82 million was recognized for first quarter 2003 compared to $17 million for first quarter 2002. The effective income tax rate was 43% for first quarter 2003 and 45% for first quarter 2002.

Liquidity and Capital Resources

     Liquidity – The Company’s primary sources of liquidity are its cash on hand, cash flows from operations and available borrowing capacity under its credit facility. The Company’s credit facility provides borrowing capacity and has a maturity date of May 2006. The Company’s obligations under the credit facility are unsecured and guaranteed by Ocean Energy, Inc., a Louisiana corporation. The credit facility bears interest, at the Company’s option, at LIBOR or prime rates plus applicable margins ranging from zero to 1.7% or at a competitive bid. As of March 31, 2003, the Company’s outstanding borrowings under the credit facility totaled $90 million, and letters of credit totaled $129 million. The Company’s long–term debt totaled $1.4 billion and its debt to capitalization ratio was 46% at March 31, 2003 compared to long–term debt of $1.4 billion and debt to capitalization ratio of 48% at December 31, 2002.

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The credit facility was amended on April 17, 2003 to waive the change of control provision, to reduce the aggregate commitments of the lenders, pro rata among the lenders, from $1 billion to $300 million, and to provide that the full amount of the $300 million commitment could be utilized for letters of credit.

     Senior Notes – The Company’s 7 7/8% senior notes, in the amount of $100 million, are due in August 2003. The Company’s 8 3/8% senior subordinated notes, in the amount of $200 million, due July 2008 are redeemable at a premium beginning in July 2003. These notes may be called if market conditions warrant.

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

     The obligations associated with the future delivery of the crude oil and natural gas have been recorded as deferred revenue in the Company’s Consolidated Balance Sheets, and the remaining unamortized balance was approximately $70 million as of March 31, 2003. The prepaid proceeds were shown as a component of cash flows from financing activities in the Company’s Consolidated Statements of Cash Flows in the years in which they were received. The prepaid proceeds are being amortized into revenue as scheduled deliveries of crude oil and natural gas are made. This amortization is deducted from net income when computing Net Cash Provided by Operating Activities in the Company’s Consolidated Statements of Cash Flows as scheduled delivery occurs.

     These transactions are described in Note 11 to the Company’s Consolidated Financial Statements, as well as in Management’s Discussion and Analysis, included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2002.

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures
(Amounts in Thousands)

	Three Months Ended March 31,

	2003	2002

Leasehold acquisitions	$87,252	$11,791
Exploration costs	98,363	51,729
Development costs	173,506	82,335
Acquisitions	1,668	37

Total oil and gas capital expenditures	360,789	145,892
Corporate and other capital expenditures	1,526	6,192

Total capital expenditures	$362,315	$152,084

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

     The Company’s capital expenditure budget for the year 2003 is approximately $1 billion, a 30% increase over 2002. A significant portion of the 2003 capital program is dedicated to development of the Company’s exploration successes in West Africa and the deepwater Gulf of Mexico. The Company expects to fund its expenditures from cash flows from operations based on anticipated commodity prices subject to change if market conditions shift or new opportunities are identified. The 2003 capital expenditure budget was developed using certain assumed price levels for the sales of crude oil and natural gas and forecasted production growth. Changes in commodity prices or variances from forecasted production growth could impact the Company’s cash flows from operations and funds available for reinvestment. For example, shortfalls in budgeted cash flows from operations could result in the reduction of the Company’s capital spending program, increases in borrowing under the credit facility, issuance of additional equity or debt securities or divestments of properties. The Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. In addition, the capital expenditure budget may be adjusted as a result of the Company’s merger with Devon.

     Dividends – On March 17, 2003, the Company’s Board of Directors declared a quarterly common stock dividend of four cents per share payable on April 24, 2003, to stockholders of record at the close of business on April 10, 2003.

Accounting Pronouncement

     During April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The Company will follow the guidance of SFAS No. 149 and expects that it will have no impact on its financial statements.

Devon OEI Operating, Inc.

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

Devon OEI Operating, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward–Looking Statements May Prove Inaccurate

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

Devon OEI Operating, Inc.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

     The Company experiences market risk primarily in the area of commodity prices. To mitigate a portion of its exposure to fluctuations in commodity prices, the Company has entered into various oil and gas derivative financial instruments for its oil and gas production. See Notes 1 and 3 to the Company’s Consolidated Financial Statements for a discussion of activities involving derivative financial instruments during first quarter 2003. To calculate the potential effect of the derivative contracts on future revenues, the Company applied the average New York Mercantile Exchange (“NYMEX”) or Brent, as applicable, oil and gas strip prices as of March 31, 2003 to the quantity of the Company’s oil and gas production covered by those derivative contracts as of that date. The following table shows the estimated potential effects of the derivative financial instruments on future revenues (in millions):

	Estimated Increase	Estimated Increase	Estimated Decrease
	(Decrease) in	(Decrease) in	in Revenues with
	Revenues at Current	Revenues with 10%	10% Increase in
Instrument	Prices	Decrease in Prices	Prices

Oil collars	$(5)	$1	$(26)
Oil swaps	$10	$35	$(14)
Gas collars	$(10)	$(2)	$(30)
Gas swaps	$(17)	$9	$(44)
Gas swap of related trust	$(12)	$(8)	$(17)

Item 4.  Controls and Procedures

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a–14(c) and 15d–14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  Other Information

Item 1.   Legal Proceedings

     For a discussion of the legal proceedings to which the Company is a party see Note 5 to the Consolidated Financial Statements on page 11.

Devon OEI Operating, Inc.

Item 4.   Submission of Matters to a Vote of Security Holders

     On April 25, 2003 at a special meeting, the stockholders approved a merger of Ocean Energy, Inc. with and into a subsidiary of Devon Energy Corporation. Votes were cast as follows:

	For	Against	Abstained

Ratification of the Agreement and Plan of
Merger between Ocean and Devon	130,380,531	2,210,347	94,740

Item 6. Exhibits and Reports on Form 8–K

(a) Exhibits:

*3.1	Certificate of Amendment of Certificate of Incorporation of Ocean Energy, Inc.

*4.1	First Amendment to Revolving Credit Agreement among Ocean Energy, Inc. and the agents and lenders signatory thereto effective as of April 17, 2003, filed herewith.

*#10.1	Third Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett effective as of April 25, 2003.

*#10.2	First Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and Robert K. Reeves effective as of April 29, 2003.

*#10.3	First Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and William L. Transier effective as of April 29, 2003.

*#10.4	Second Amendment to Ocean Energy, Inc. Executive Supplemental Retirement Plan effective as of April 25, 2003.

*#10.5	Third Amendment to Devon OEI Operating, Inc. Executive Supplemental Retirement Plan effective as of April 29, 2003.

*99.1	Certification of Chief Executive Officer of Devon OEI Operating, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer of Devon OEI Operating, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*  Filed herewith.

#  Identifies management contracts and compensatory plans or arrangements.

(b) Reports on Form 8–K:

     On February 25, 2003, the Company filed a Current Report on Form 8–K containing the Agreement and Plan of Merger, dated as of February 23, 2003, among Ocean, Devon Energy Corporation (“Devon”) and Devon Newco Corporation, a wholly owned subsidiary of Devon. The item reported in such Current Report was Item 5 (Other Events).

Devon OEI Operating, Inc.

     On April 2, 2003, the Company filed a Current Report on Form 8–K concerning the letter agreement (the “Letter Agreement”) entered into by Devon Energy Corporation, Devon NewCo Corporation and Ocean on April 1, 2003 to amend the Agreement and Plan of Merger, dated February 23, 2003, by and among the parties, as amended March 19, 2003 (the “Merger Agreement”). The Letter Agreement amends the Merger Agreement concerning the voting rights of Ocean preferred stock that will remain outstanding following the merger. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     On April 14, 2003, the Company filed a Current Report on Form 8–K concerning the issuance by Devon and Ocean of a supplement to the proxy statement/prospectus, dated March 20, 2003, relating to the special meetings of the stockholders of both Devon and Ocean on April 25, 2003 to vote on the merger. The supplement states that Ocean has determined to change its method for estimating proved reserves for periods ending after December 31, 2002 to conform to the Securities and Exchange Commission’s interpretation of its guidelines regarding the recording of proved reserve estimates of oil and gas deposits. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     On April 25, 2003, the Company filed a Current Report on Form 8–K concerning a change in control of the registrant due to the merger of Devon NewCo Corporation with and into the Company. The items reported in such Current Report were Item 1 (Changes in Control of Registrant) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Devon OEI Operating, Inc.

By: /s/ James T. Hackett James T. Hackett Chief Executive Officer

Date: May 13, 2003

By: /s/ William L. Transier William L. Transier Chief Financial Officer

Date: May 13, 2003

Devon OEI Operating, Inc.

Certifications

I, James T. Hackett, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Devon OEI Operating, Inc.;

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

Date: May 13, 2003	By: /s/ James T. Hackett James T. Hackett, Chief Executive Officer

Devon OEI Operating, Inc.

Certifications

I, William L. Transier, certify that:

1.	I have reviewed this quarterly report on Form 10–Q of Devon OEI Operating, Inc.;

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

Date: May 13, 2003	By: /s/ William L. Transier William L. Transier Chief Financial Officer

Devon OEI Operating, Inc.

Index To Exhibits

*3.1	Certificate of Amendment of Certificate of Incorporation of Ocean Energy, Inc.

*4.1	First Amendment to Revolving Credit Agreement among Ocean Energy, Inc. and the agents and lenders signatory thereto effective as of April 17, 2003, filed herewith.

*#10.1	Third Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and James T. Hackett effective as of April 25, 2003.

*#10.2	First Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and Robert K. Reeves effective as of April 29, 2003.

*#10.3	First Amendment to Executive Supplemental Retirement Plan Membership Agreement by and between the Company and William L. Transier effective as of April 29, 2003.

*#10.4	Second Amendment to Ocean Energy, Inc. Executive Supplemental Retirement Plan effective as of April 25, 2003.

*#10.5	Third Amendment to Devon OEI Operating, Inc. Executive Supplemental Retirement Plan effective as of April 29, 2003.

*99.1	Certification of Chief Executive Officer of Devon OEI Operating, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer of Devon OEI Operating, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

* Filed herewith.

# Identifies management contracts and compensatory plans or arrangements.